Form 10-K
period 2014-12-31
Commerce Union Bancshares, Inc.
filed 2015-03-31
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-197248

COMMERCE UNION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 South Main Street Springfield, Tennessee	37172
(Address of principal executive offices)	(Zip Code)

(615) 384-3357

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2014 was $35,808,745.96 (computed on the basis of $13.00 per share).

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 7, 2015 was 3,068,830.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Commerce Union Bancshares, Inc. (“Commerce Union”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following: (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of the planned merger of our wholly-owned subsidiary, Commerce Union Bank, and Reliant Bank, (vii) our ability to recognize planned cost-savings as a result of that merger and to successfully integrate our two institutions, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) our ability to retain the services of key personnel, and (x) our ability to adapt to technological changes. Many of such factors are beyond Commerce Union’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Commerce Union does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Commerce Union.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Commerce Union, a Tennessee corporation, was incorporated on March 4, 2011, to serve as a holding company for and the sole shareholder of Commerce Union Bank. It became the holding company of Commerce Union Bank upon completion of Commerce Union Bank’s reorganization into a holding company structure on June 6, 2012.

Commerce Union is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Tennessee. It conducts its operation through its wholly-owned subsidiary, Commerce Union Bank which was organized in April 17, 2006, as a state chartered bank under the laws of the State of Tennessee and opened for business on August 14, 2006.

Commerce Union Mortgage Services, Inc., a Tennessee corporation, is a wholly owned subsidiary of Commerce Union Bank. The purpose of the entity was to provide mortgage services in the same principal markets as Commerce Union Bank; however, Commerce Union Mortgage Services is currently inactive.

Pending Merger of Commerce Union Bank and Reliant Bank

As of March 12, 2015, Commerce Union and Reliant Bank have received all required regulatory and shareholder approvals for the merger of Reliant Bank with and into Commerce Union Bank. The parties currently anticipate that the merger will close on April 1, 2015. Following the completion of the merger, the holding company will continue under the name Commerce Union Bancshares, Inc., and its headquarters will be relocated to Brentwood, Tennessee.

Target Markets

Commerce Union, through its subsidiary Commerce Union Bank, provides a full range of traditional banking services throughout the Middle Tennessee Region and the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area (the “Nashville MSA”). Based on the deposit market share data published by FDIC as of June 30, 2014, the latest available date, Commerce Union Bank is ranked the 31st largest bank in the Nashville MSA. Commerce Union Bank primarily markets its services to small businesses and residents of its market area through its main office in Springfield, Tennessee, two branches in Gallatin, Tennessee, and a loan production office in Nashville, Tennessee. It employs seasoned banking professionals with experience in the market area and who are active in their communities.

Commerce Union Bank’s three branches are located in Robertson and Sumner County, Tennessee. In 2014, the estimated population of Robertson County was 67,383, the estimated population of Sumner County was 168,888, and the population of the Nashville MSA was estimated at 1,757,912. The median household income in the Nashville MSA for 2012 was $51,500. Significant growth of population and an increase in the median salary in the Nashville MSA are expected to continue through the next census period.

Employees

As of December 31, 2014, Commerce Union had 47 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining unit. Commerce Union believes that its relationship with its employees is good.

Products and Services Overview

Commerce Union Bank is a full-service community bank. Its principal business is banking, consists of lending and deposit gathering (as well as other banking-related products and services) to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking services. Commerce Union Bank provides a wide range of commercial banking services for businesses and individuals, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate. Commerce Union Bank’s profitability is dependent on responsible lending with strong focus on lending standards to help ensure long-term growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal, Commerce Union Bank’s strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of products and financial services; (3) employ, empower and motivate management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain asset quality and control overhead expense.

Commerce Union Bank provides a variety of loans, deposits and related services to its business customers. Such services included but are not limited to business checking, deposit products and services, business loans, and lines of credit. Commerce Union Bank offers similar service to its consumers, including but not limited to personal loans, checking, residential mortgage loans and mortgage refinancing, safe deposit boxes, debit cards, direct deposit, and official bank checks.

Competition

Commerce Union Bank has substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. Competition involves efforts to retain current customers, obtain new loans and deposits, increase type of services offered, and offer competitive interest rates on deposits and loans. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. In Robertson and Sumner County, Commerce Union Bank competes for deposits with 24 other commercial banks, numerous savings and loan associations, credit unions, and issuers of commercial paper and other securities. Commerce Union Bank’s market share in the Robertson and Sumner counties is 6.30%. As of June 30, 2014, according to the FDIC, there are 79 commercial bank branch offices in Robertson and Sumner County. Additional competition for deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates, and loan origination fees. Competition for the origination of loans normally comes from other financial institutions, commercial banks, credit unions, insurance companies and other financial services companies. Commerce Union Bank believes that it has successfully competed with larger banks and other smaller community banks in the Robertson, Sumner and Davidson County markets by focusing on personal service and financial products to meets the needs of the community.

Intellectual Property

Commerce Union Bank utilizes the ownership rights to three registered trademarks with the United States Patent and Trademark Office for the protection of “COMMERCE UNION BANK” in the company’s respective colors and fonts. Commerce Union Bank also utilizes the website domains of commerceunionbank.com and commerceunionbank.net.

Supervision and Regulation

Both Commerce Union and Commerce Union Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Commerce Union Bancshares, Inc.

Commerce Union owns 100% of the stock of Commerce Union Bank, and therefore, we are considered a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Tennessee, we also are subject to the Tennessee Banking Act.

The Bank Holding Company Act, subject to certain exceptions, also prohibits a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

As a bank holding company, Commerce Union is required to file semi-annual reports with the Federal Reserve together with any additional information as the Federal Reserve may require. The Federal Reserve may also examine Commerce Union.

Bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of Commerce Union or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of Commerce Union, if any, may be assessed for the FDIC’s loss, subject to certain exceptions.

Regulation Y of the Rules and Regulations of the Federal Reserve Board of Governors requires persons acting directly or indirectly or in concert with one or more persons to give the Federal Reserve 60 days’ prior written notice before acquiring control of a bank holding company. Under the regulation, control is defined as the ownership or control with the power to vote 25% or more of any class of voting securities of the bank holding company. The regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities, and if no other person owns a greater percentage of that class of voting securities.

Various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee chartered bank when it determines such payment to be an unsafe and unsound banking practice.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the bank holding company and its subsidiaries are well-capitalized and well-managed. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision of any property or service. An affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve of an acquisition involving a bank holding company, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the bank holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopoly provisions of the Sherman Antitrust Act.

Capital Guidelines

The Federal Reserve has issued risk-based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well-capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk-based capital ratio in excess of 10%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan and lease loss reserves (“Tier II capital”). Commerce Union Bank is subject to these capital requirements. In addition, the Federal Reserve has adopted a minimum leverage ratio (Tier I capital to total assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a Tier 1 leverage capital ratio of 3%, plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

In July 2013, the federal banking regulators, in response to the statutory requirements of Dodd-Frank, adopted regulations implementing the Basel Capital Adequacy Accord (“Basel III”), which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks must hold as a cushion against losses and insolvency. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule also changes the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

Under Basel III, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016, and the requirements will be fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the current prompt corrective action (“PCA”) well-capitalized thresholds.

Under the new rule, MSAs and DTAs are subject to stricter limitations than those applicable under the current general risk-based capital rule. More specifically, certain DTAs arising from temporary differences, MSAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of MSAs, DTAs, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the new rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The new minimum capital requirements of Basel III are effective on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time. Similarly, non-qualifying capital instruments phase out over time, except as described above. Most existing non-qualifying capital instruments issued by community banks before May 19, 2010, such as trust preferred securities and cumulative perpetual preferred stock, will continue to count as regulatory capital.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a banking institution to a variety of enforcement remedies available to state and federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Tennessee Banking Act; Federal Deposit Insurance Act

Commerce Union Bank is incorporated under the banking laws of the State of Tennessee and is subject to the applicable provisions of those laws. Commerce Union Bank is subject to the supervision of the TDFI and to regular examination by that department. Commerce Union Bank is a member of the Federal Reserve and therefore is subject to Federal Reserve regulations and policies and is subject to regular examination by the Federal Reserve. Commerce Union Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”), and Commerce Union Bank is, therefore, subject to the provisions of the Federal Deposit Insurance Act (“FDIA”).

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. The Emergency Economic Stabilization Act (“ESSA”) provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest-bearing deposit transaction accounts, but this extra coverage expired December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Tennessee statutes and the federal law regulate a variety of the banking activities of Commerce Union Bank, including required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, and the establishment of branches. There are certain limitations under federal and Tennessee law on the payment of dividends by banks. A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of Commerce Union Bank, be deemed to constitute such an unsafe or unsound practice. Also, without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (see above), and Commerce Union Bank is required to file annual reports and such additional information as the Tennessee Banking Act and Federal Reserve regulations require. Commerce Union Bank also is subject to certain restrictions on loan amounts, interest rates, “insider” loans to officers, directors and principal shareholders, tying arrangements, privacy, transactions with affiliates, and many other matters. Strict compliance at all times with state and federal banking laws is required.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA.

Under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) Commerce Union Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts with the prior written approval of Commerce Union Bank’s board of directors.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”), first enacted by Congress in 1977 and amended from time to time thereafter, requires that each depository institution’s record of helping meet the needs of its entire community be evaluated by depository institution’s primary federal regulator. The CRA helps assure that banks and other financial institutions make credit available to low- and moderate-income borrowers, consistent with safe and sound operations. Commerce Union Bank has earned the Federal Reserve’s highest CRA rating of “outstanding.”

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the FDIA, and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if (i) it maintains a Tier 1 leverage capital ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6%, and a total risk-based capital ratio of at least 10% and (ii) it is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution is considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to the holding companies which control those institutions. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its bank holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s bank holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept, rollover or renew brokered deposits unless it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained this waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Gramm-Leach-Bliley Act

In 1999, the Gramm-Leach-Bliley Act (“GLBA”) ratified new powers for banks and bank holding companies, especially in the areas of securities and insurance. This law also includes requirements regarding the privacy and protection of non-public customer information held by financial institutions, as well as many other providers of financial services. There are provisions providing for functional regulation of the various services provided by institutions among different regulators. GLBA codified the “safeguards rule” which requires financial institutions to develop a written information security plan that describes how the company is prepared for and plans to continue to protect customers’ and consumers’ non-public personal information. GLBA did not remove the restrictions in the Bank Holding Company Act that prevent non-financial companies from entering retail and/or commercial banking. Finally, among many other sections of this law, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.

Bank Secrecy Act and USA PATRIOT Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the Bank Secrecy Act (“BSA”) requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding a daily aggregate amount of $10,000, and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, defined new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as Commerce Union Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department may issue additional regulations which will further clarify the USA PATRIOT Act’s requirements.

Under the USA PATRIOT Act all “financial institutions,” as defined, must establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee and director training programs, and an independent audit function to review and test the program.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”)

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented between 2011 and 2014 through regulations promulgated by banking and securities regulators. The following discussion describes the material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like Commerce Union Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Commerce Union Bank either because of exemptions for institutions below a certain asset size or because of the nature of Commerce Union Bank’s operations. Other provisions that impact Commerce Union Bank are:

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the DIF, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

•	Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to bank holding companies.

•	Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to continued rulemaking and will take effect over several years, and their impact on Commerce Union Bank or the financial industry is difficult to predict before such regulations are adopted. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs, and interest expense for community banks. Of particular concern to many community banks is the depth and breadth of the powers of the CFPB which may have significant impact on consumer compliance regulation and increased costs, particularly for smaller depository institutions.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act (the “JOBS Act”) increased the threshold under which a bank or bank holding company may terminate registration of a security under the Securities Exchange Act of 1934, as amended, to 1,200 shareholders of record from 300. The JOBS Act also raised the threshold requiring companies to register to 2,000 shareholders from 500. Since the JOBS Act was signed, numerous banks or bank holding companies have filed to deregister their common stock.

FDIC Insurance Premiums

Commerce Union Bank is required to pay quarterly FDIC deposit insurance assessments to the DIF. The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.

Effective April 1, 2009, the FDIC revised its risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase of 3 basis points the deposit assessment base rate, beginning January 1, 2011. Additional increases in premiums will impact Commerce Union’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Effects of Governmental Policies

Commerce Union Bank’s earnings are affected by the difference between the interest earned by Commerce Union Bank on its loans and investments and the interest paid by Commerce Union Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of Commerce Union Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of Commerce Union Bank.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. With the enactments of EESA, the American Recovery and Reinvestment Act, and the Dodd-Frank Act and the significant number of regulations that have or will be promulgated under these and other laws affecting financial institutions, the nature and extent of the future legislative and regulatory changes affecting financial institutions, and the resulting impact on those institutions is and will be unpredictable. Bills are currently pending which may have the effect of changing the way Commerce Union Bank conducts its business.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is contained in the tables immediately following:

[remainder of page intentionally blank]

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

I.	Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In this schedule, “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category. Loan fees of $442,000, $368,000 and $289,000 for 2014, 2013 and 2012, respectively, are included in loan income and represent an adjustment of the yield on these loans.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$228,611	5.02%	11,470	$198,318	5.23%	10,366	$1,533	(429)	1,104
Investment securities - taxable	11,652	2.63	307	15,212	2.50	381	(93)	19	(74)
Investment securities - tax exempt	15,109	2.98	450	9,511	3.07	292	167	(9)	158
Taxable equivalent adjustment	—	1.53	232	—	1.58	150	86	(4)	82

Total tax-exempt investment securities	15,109	4.51	682	9,511	4.65	442	253	(13)	240

Total investment securities	26,761	3.70	989	24,723	3.33	823	160	6	166

Loans held for sale	—	—	—	—	—	—	—	—	—
Federal funds sold and interest bearing deposits	—	—	—	—	—	—	—	—	—
Restricted equity securities and other	1,941	6.13	119	1,863	5.48	102	4	13	17

Total earning assets	257,313	4.89	12,578	224,904	5.02	11,291	1,697	(410)	1,287

Cash and due from banks	6,214			5,522
Allowance for loan losses	(3,138)			(2,695)
Bank premises and equipment	4,723			4,971
Other assets	6,432			2,727

Total assets	$271,544			$235,429

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$44,013	.30%	131	$34,410	.33%	112	$30	(11)	19
Money market demand accounts	48,105	.44	212	34,856	.42	145	60	7	67
Individual retirement accounts	8,241	1.66	137	8,901	1.98	176	(12)	(27)	(39)
Other savings deposits	6,109	.10	6	5,405	.09	5	—	1	1
Certificates of deposit $100,000 and over	53,177	1.19	633	46,263	1.38	637	89	(93)	(4)
Certificates of deposit under $100,000	24,539	1.04	256	23,688	1.17	276	10	(30)	(20)

Total interest-bearing deposits	184,184	.75	1,375	153,523	.88	1,351	177	(153)	24

Securities sold under repurchase agreements	464	.22	1	375	.27	1	—	—	—
Federal Home Loan Bank Advances	22,489	1.63	367	19,219	2.04	393	61	(87)	(26)
Federal funds purchased	—	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	207,137	.84	1,743	173,117	1.01	1,745	238	(240)	(2)

Non-interest bearing deposits	28,591			28,122

Other liabilities	804			622

Stockholders’ equity	35,012			33,568

Total liabilities and stockholders’ equity	$271,544			$235,429

Net interest income			10,835			9,546

Net yield on earning assets (1)		4.21%			4.24%

Net interest spread (2)		4.05%			4.01%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$198,318	5.23%	10,366	$171,951	5.56%	9,560	$1,399	(593)	806
Investment securities - taxable	15,212	2.50	381	24,807	2.84	704	(247)	(76)	(323)
Investment securities - tax exempt	9,511	3.07	292	9,277	3.03	281	17	(6)	11
Taxable equivalent adjustment	—	1.58	150	—	1.56	145	(7)	12	5

Total tax-exempt investment securities	9,511	4.65	442	9,277	4.59	426	10	6	16

Total investment securities	24,723	3.33	823	34,084	3.32	1,130	(237)	(70)	(307)

Loans held for sale	—	—	—	—	—	—	—	—	—
Federal funds sold, and interest bearing deposits	—	—	—	—	—	—	—	—	—
Restricted equity securities and other	1,863	5.48	102	1,786	5.94	106	5	(9)	(4)

Total earning assets	224,904	5.02	11,291	207,821	5.19	10,796	1,167	(672)	495

Cash and due from banks	5,522			7,959
Allowance for loan losses	(2,695)			(2,401)
Bank premises and equipment	4,971			5,194
Other assets	2,727			2,341

Total assets	$235,429			$220,914

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$34,410	.33%	112	$30,792	.53%	162	$17	(67)	(50)
Money market demand accounts	34,856	.42	145	29,749	.78	233	34	(122)	(88)
Individual retirement accounts	8,901	1.98	176	9,307	2.27	211	(9)	(26)	(35)
Other savings deposits	5,405	.09	5	3,824	.18	7	2	(4)	(2)
Certificates of deposit $100,000 and over	46,263	1.38	637	41,670	1.62	675	69	(107)	(38)
Certificates of deposit under $100,000	23,688	1.17	276	25,311	1.38	350	(22)	(52)	(74)

Total interest-bearing deposits	153,523	.88	1,351	140,653	1.16	1,638	91	(378)	(287)

Securities sold under repurchase agreements	375	.27	1	342	.58	2	—	(1)	(1)
Federal Home Loan Bank Advances	19,219	2.04	393	19,606	2.46	483	(10)	(80)	(90)
Federal funds purchased	—	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	173,117	1.01	1,745	160,601	1.32	2,123	81	(459)	(378)

Non-interest bearing deposits	28,122			26,875

Other liabilities	622			429

Stockholders’ equity	33,568			33,009

Total liabilities and stockholders’ equity	$235,429			$220,914

Net interest income			9,546			8,673

Net yield on earning assets (1)		4.24%			4.17%

Net interest spread (2)		4.01%			3.87%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

II.	Investment Portfolio:

A.	Investment securities at December 31, 2014 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)	$—	—	—	—
Mortgage-backed:
GSE residential	9,627	357	2	9,982
Obligations of states and political subdivisions	16,716	716	11	17,421

	$26,343	1,073	13	27,403

Investment securities at December 31, 2013 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)	$—	—	—	—
Mortgage-backed:
GSE residential	12,791	374	21	13,144
Obligations of states and political subdivisions	11,074	212	137	11,149

	$23,865	586	158	24,293

Investment securities at December 31, 2012 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)	$1,001	4	—	1,005
Mortgage-backed:
GSE residential	18,077	627	—	18,704
Obligations of states and political subdivisions	8,914	575	11	9,478

	$27,992	1,206	11	29,187

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

II.	Investment Portfolio:

B.	The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2014:

	Amortized Cost	Estimated Market Value	Weighted Average Yields

Available-For-Sale Securities
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$9,627	9,982	2.83%

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	—	—	—
Three to five years	209	221	4.55
Five to ten years	1,957	2,035	4.38
More than ten years	14,550	15,165	4.52

Total obligations of states and political subdivisions	16,716	17,421	4.50

Total available-for-sale securities	$26,343	27,403	3.89%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2014, 2013, 2012, 2011 and 2010:

	In Thousands
	2014	2013	2012	2011	2010
Real estate:
Construction and land development	$29,925	22,015	17,070	19,612	15,354
Residential properties	68,125	60,788	52,459	41,337	30,485
Commercial and agricultural real estate	88,173	81,580	80,693	61,917	42,598
Commercial and agricultural production	42,621	36,441	23,492	21,235	18,270
Other	16,349	12,874	12,912	12,257	13,698

Total loans	245,193	213,698	186,626	156,358	120,405

Unearned loan fees	(543)	(490)	(393)	(272)	(170)

	244,650	213,208	186,233	156,086	120,235
Less allowance for loan losses	(3,433)	(2,868)	(2,517)	(2,185)	(1,646)

Net loans	$241,217	210,340	183,716	153,901	118,589

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies our fixed and variable rate loans at December 31, 2014 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2014			At December 31, 2014
	Fixed Rates	Variable Rates	Totals
Based on contractual maturity:
Due within one year	$18,173	32,275	50,448	20.57%
Due in one year to five years	123,946	20,753	144,699	59.01
Due after five years	45,709	4,337	50,046	20.42

Totals	$187,828	57,365	245,193	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	46,994	46,994	19.17%
Due within one year	8,218	9,817	18,035	7.36
Due in one year to five years	133,462	554	134,016	54.66
Due after five years	46,148	—	46,148	18.81

Totals	$187,828	57,365	245,193	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2014 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Real estate:
Construction and land development	$16,175	12,168	1,582	29,925
Residential properties	7,403	39,604	21,118	68,125
Commercial and agricultural real estate	7,661	63,896	16,616	88,173
Commercial and agricultural production	18,359	18,484	5,778	42,621
Other	850	10,547	4,952	16,349

	$50,448	144,699	50,046	245,193

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2014, 2013, 2012, 2011 and 2010:

	In Thousands, Except Percentages
	2014	2013	2012	2011	2010
Non-accrual loans:
Real estate:
Construction and land development	$—	964	933	872	1,057
Residential properties	—	—	55	—	—
Commercial and agricultural real estate	188	336	336	987	185
Commercial and agricultural production	1,382	—	4	18	28
Other	—	—	—	11	—

Total non-accrual	$1,570	1,300	1,328	1,888	1,270

Loans 90 days past due still accruing:
Real estate:
Construction and land development	$—	—	—	—	—
Residential properties	—	—	—	—	—
Commercial and agricultural real estate	—	—	—	—	—
Commercial and agricultural production	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days past due still accruing	$—	—	—	—	—

Total non-performing loans	$1,570	1,300	1,328	1,888	1,270

Total loans, net of unearned fees	$244,650	213,208	186,233	156,086	120,235

Percentage of total non-performing loans to total loans outstanding, net of unearned fees	.64%	.61	.71	1.21	1.06

Other real estate	$—	153	1,633	—	196

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $1,570,000 at December 31, 2014, $1,300,000 at December 31, 2013, $1,328,000 at December 31, 2012, $1,888,000 at December 31, 2011 and $1,270,000 at December 31, 2010. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2014 if the loans had been current totaled $50,000 compared to $65,000 in 2013, $65,000 in 2012, $69,000 in 2011 and $63,000 in 2010. The amount of interest and fee income recognized on total loans during 2014 totaled $11,470,000 as compared to $10,366,000 in 2013, as compared to $9,560,000 in 2012, $8,185,000 in 2011 and $6,341,000 in 2010.

At December 31, 2014, loans, which include the above, totaling $6,848,000 were included in the Company’s internal classified loan list. Of these loans $4,459,000 are real estate and $2,389,000 are various other types of loans. The value collateralizing these loans is estimated by management to be approximately $12,335,000 ($9,057,000 related to real property securing real estate loans and $3,278,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2014, real estate construction, commercial and agricultural real estate and residential loans made up 12.2%, 36.0% and 27.8%, respectively, of the Company’s loan portfolio.

At December 31, 2014 and 2013, other real estate totaled $0 and $153,000, respectively.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2014 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2014, 2013, 2012, 2011 and 2010 and the years then ended.

	In Thousands, Except Percentages
	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$2,868	2,517	2,185	1,646	1,282

Less: net of loan charge-offs:
Real estate:
Construction and land development	—	—	—	—	—
Residential properties	—	(154)	—	(79)	(59)
Commercial and agricultural real estate	—	—	(336)	—	(18)
Commercial and agricultural production	—	(7)	—	(32)	—
Other	—	(10)	(17)	(5)	—

	—	(171)	(353)	(116)	(77)
Recoveries:
Real estate:
Construction and land development	—	—	—	—	—
Residential properties	—	—	—	—	—
Commercial and agricultural real estate	—	—	—	—	—
Commercial and agricultural production	—	—	—	12	—
Other	—	—	6	—	—

	—	—	6	12	—

Net loan charge-offs	—	(171)	(347)	(104)	(77)

Provision for loan losses charged to expense	565	522	679	643	441

Allowance for loan losses at end of period	$3,433	2,868	2,517	2,185	1,646

Total loans, net of unearned fees, at end of year	$244,650	213,208	186,233	156,086	120,235

Average total loans out-standing, net of unearned fees, during year	$228,611	198,318	171,951	140,520	106,399

Net charge-offs as a percentage of average total loans outstanding, net of unearned fees, during year	—%	(.09)	(.20)	(.07)	(.07)

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned fees, at end of year	1.40%	1.34	1.35	1.40	1.37

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

IV.	Summary of Loan Loss Experience, Continued:

The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors of the Company periodically reviews the adequacy of the allowance for loan losses.

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2014		December 31, 2013
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Real estate:
Construction and land development	$278	12.2%	$230	10.3%
Residential properties	687	27.8	752	28.4
Commercial and agricultural real estate	1,166	36.0	1,227	38.2
Commercial and agricultural production	1,145	17.4	539	17.1
Other	157	6.6	120	6.0

	$3,433	100.0%	$2,868	100.0%

	December 31, 2012		December 31, 2011
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Real estate:
Construction and land development	$167	9.1%	$315	12.5%
Residential properties	535	28.1	503	26.4
Commercial and agricultural real estate	1,349	43.2	919	39.6
Commercial and agricultural production	348	12.6	331	13.6
Other	118	7.0	117	7.9

	$2,517	100.0%	$2,185	100.0%

IV.	Summary of Loan Loss Experience, Continued:

	December 31, 2010
	In Thousands	Percent of Loans In Each Category To Total Loans
Real estate:
Construction and land development	$210	12.8%
Residential properties	417	25.3
Commercial and agricultural real estate	582	35.4
Commercial and agricultural production	250	15.2
Other	187	11.3

	$1,646	100.0%

V.	Deposits:

The average amounts and average interest rates for deposits for 2014, 2013 and 2012 are detailed in the following schedule:

	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	In Thousands		In Thousands		In Thousands
Non-interest bearing deposits	$28,591	—%	$28,122	—%	$26,875	—%
Negotiable order of withdrawal accounts	44,013	.30%	34,410	.33%	30,792	.53%
Money market demand accounts	48,105	.44%	34,856	.42%	29,749	.78%
Individual retirement accounts	8,241	1.66%	8,901	1.98%	9,307	2.27%
Other savings	6,109	.10%	5,405	.09%	3,824	.18%
Certificates of deposit $100,000 and over	53,177	1.19%	46,263	1.38%	41,670	1.62%
Certificates of deposit under $100,000	24,539	1.04%	23,688	1.17%	25,311	1.38%

	$212,775	.65%	$181,645	.74%	$167,528	.98%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2014:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$4,570	111	4,681
Three to six months	8,009	289	8,298
Six to twelve months	23,314	282	23,596
More than twelve months	26,622	3,034	29,656

	$62,515	3,716	66,231

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company and Bank at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Return on assets	.80%	.81%	.68%
(Net income divided by average total assets)

Return on equity	6.2%	5.7%	4.6%
(Net income divided by average equity)

Dividend payout ratio	28.2%	32.3%	30.6%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	12.9%	14.3%	14.9%
(Average equity divided by average total assets)

Bank’s leverage capital ratio	12.2%	13.6%	14.2%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

The following schedule details the Bank’s risk-based capital at December 31, 2014 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$34,913

Total capital:
Allowable allowance for loan losses	3,080

Total capital	$37,993

Risk-weighted assets	$246,502

Risk-based capital ratios:
Tier I capital ratio	14.1%

Total risk-based capital ratio	15.4%

COMMERCE UNION BANCSHARES, INC.

Form 10-K

December 31, 2014

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2014, the Company and the Bank were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2014:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned fees	$244,650	59,258	4,263	7,693	3,746	169,690
Securities available-for-sale	27,403	3,999	—	—	—	23,404
Loans held for sale	—	—	—	—	—	—
Federal funds sold	—	—	—	—	—	—
Restricted equity securities	1,974	1,974	—	—	—	—

Total earning assets	274,027	65,231	4,263	7,693	3,746	193,094

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	50,567	50,567	—	—	—	—
Money market demand accounts	49,296	49,296	—	—	—	—
Other savings	6,750	6,750
Certificates of deposit and other time deposits, $100,000 and over	66,231	2,560	4,436	5,983	23,596	29,656
Certificates of deposit and other time deposits, under $100,000	27,336	2,978	2,142	3,148	7,111	11,957
FHLB advances	20,769	—	1,000	—	2,000	17,769
Securities sold under repurchase agreements	370	370	—	—	—	—

	221,319	112,521	7,578	9,131	32,707	59,382

Interest-sensitivity gap	$52,708	(47,290)	(3,315)	(1,438)	(28,961)	133,712

Cumulative gap		(47,290)	(50,605)	(52,043)	(81,004)	52,708

Interest-sensitivity gap as % of total average assets		(17.42)%	(1.22)%	(0.53)%	(10.67)%	49.24%

Cumulative gap as % of total average assets		(17.42)%	(18.64)%	(19.17)%	(29.84)%	19.40%

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

[remainder of page intentionally blank]

ITEM 1A.	RISK FACTORS

Commerce Union’s decisions regarding credit risk and reserves for loan losses may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of Commerce Union Bank’s business. Although Commerce Union Bank seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, its loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Commerce Union Bank attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolio. Commerce Union Bank periodically determines the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of Commerce Union Bank’s overall loan portfolio;

•	Commerce Union Bank’s historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, Commerce Union Bank faces the risk that charge-offs in future periods will exceed its allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of Commerce Union’s net income, and possibly its capital.

Federal and state regulators periodically review Commerce Union Bank’s allowance for loan losses and may require Commerce Union Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of Commerce Union Bank’s provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

Commerce Union Bank may have higher loan losses than it has allowed for in its allowance for loan losses. Our loan portfolio includes, and will continue to include after the merger, a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Commerce Union Bank’s actual loan losses could exceed its allowance for loan losses. Commerce Union Bank’s average loan size continues to increase and reliance on its historic allowance for loan losses may not be adequate. As of December 31, 2014, approximately $160.7 million, or 65.6% of Commerce Union Bank’s loan portfolio was composed of construction, commercial mortgage, and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond Commerce Union Bank’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of Commerce Union Bank’s borrowers.

Both Commerce Union and Commerce Union Bank are subject to extensive regulation.

Commerce Union and Commerce Union Bank are subject to extensive governmental regulation and control. Compliance with state and federal banking laws has a material effect on the business and operations of Commerce Union and Commerce Union Bank. Our operations are subject to state and federal banking laws, regulations, and procedures. The laws and regulations applicable to the banking industry could change at any time and are subject to interpretation, and management cannot predict the effects of these changes on Commerce Union’s business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the ability of Commerce Union to operate profitably. Non-banking financial institutions, such as securities brokerage firms, insurance companies, and money market funds are now permitted to offer services which compete directly with services offered by banks. See “Supervision and Regulation.”

Combining the Commerce Union Bank and Reliant Bank may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Commerce Union and Reliant Bank have operated and, until the completion of the merger of Reliant Bank and Commerce Union bank, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of Commerce Union Bank and Reliant Bank. To realize these anticipated benefits and cost savings, after the completion of the merger, Commerce Union Bank expects to integrate with Reliant’s business. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the surviving company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. These transition matters could have an adverse effect on Commerce Union during the pre-merger period and for an undetermined amount of time after the completion of the merger. In addition, it is also possible that clients, customers, depositors and counterparties of Commerce Union or Reliant Bank could choose to discontinue their relationships with Commerce Union after the merger is completed because they prefer doing business with an independent company or for any other reason, which would have an adverse effect on Commerce Union’s financial results and the value of its common stock. If Commerce Union experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

If the merger is completed, Commerce Union expects to incur substantial expenses related to the merger that could adversely affect its business after the merger.

Commerce Union expects to incur substantial expenses in connection with completion of the merger and combining Commerce Union Bank’s business, operations, networks, systems, technologies, policies and procedures with those of Reliant Bank. Although Commerce Union has assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our expenses. Many of our expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that Commerce Union expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, Commerce Union expects to take charges against their earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

The market price of Commerce Union common stock after the merger may be affected by factors different from those affecting the shares of Reliant Bank or Commerce Union currently.

Upon completion of the merger, holders of Reliant Bank common stock will become holders of Commerce Union common stock. Commerce Union’s business differs in certain important respects from that of Reliant Bank, and, accordingly, the results of operations of the combined company and the market price of Commerce Union common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of Commerce Union’s operations.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Commerce Union. These uncertainties may impair Commerce Union’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Commerce Union to seek to change existing business relationships. Retention of certain employees by Commerce Union may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Commerce Union. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Commerce Union, Commerce Union’s business could be harmed. In addition, subject to certain exceptions, each of Commerce Union and Reliant has agreed to operate its business in the ordinary course prior to closing.

If the merger is not completed, Commerce Union will have incurred substantial expenses without realizing the expected benefits of the merger.

Commerce Union has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, Commerce Union would have to recognize these expenses without realizing the expected benefits of the merger.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, in the United States, certain of our businesses are subject to the Gramm-Leach-Bliley Act (“GLBA”) and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches.

Moreover, various United States federal banking regulatory agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements also apply broadly to our partners that accept our payment. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.

Furthermore, legislators and/or regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand.

Anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.

We maintain an enterprise-wide program designed to enable us to comply with applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

Commerce Union Bank’s focus on lending to small to mid-sized community based businesses may increase Commerce Union’s credit risk.

Most of Commerce Union Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which Commerce Union Bank operates negatively impact this important customer sector, results of operations and financial condition and the value of its common stock may be adversely affected. Moreover, a portion of these loans have been made by Commerce Union in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of Commerce Union Bank’s borrowers’ businesses may hinder their ability to repay their loans with Commerce Union, which could have a material adverse effect on Commerce Union’s financial condition and results of operations.

Both Commerce Union and Reliant are geographically concentrated in middle Tennessee and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee MSA, and most of our loan, deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in this market, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in this market. We cannot assure you that economic conditions, including loan demand, in our market will improve during 2015, or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations. In addition, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

Commerce Union faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive, and Commerce Union Bank experiences competition in its market from many other financial institutions. Commerce Union Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Commerce Union’s primary market areas and elsewhere. Commerce Union competes with these institutions both in attracting deposits and in making loans. In addition, Commerce Union has to attract its customer base from other existing financial institutions and from new residents and businesses that have relocated to the Nashville, Tennessee, MSA. Many of Commerce Union’s competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that Commerce Union does not provide. There is a risk that Commerce Union will not be able to compete successfully with other financial institutions in Commerce Union’s market, and that it may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to Commerce Union.

Commerce Union’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on its future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Commerce Union Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Commerce Union is generally unable to control the amount of premiums that Commerce Union Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Commerce Union Bank may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce Commerce Union Bank’s profitability, may limit its ability to pursue certain business opportunities or otherwise negatively impact its operations.

Changes in prevailing interest rates may reduce Commerce Union’s profitability.

Commerce Union’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest earning assets, such as loans and MBSs, and interest expense on interest bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of Commerce Union’s assets and liabilities, Commerce Union believes it is more likely than not a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While Commerce Union intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective and its financial condition and results of operations could suffer.

Commerce Union is dependent on key individuals, and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

Commerce Union and Commerce Union Bank are materially dependent on the performance of the executive management team, loan officers, and other support personnel. Following the merger, Commerce Union will continue to be dependent on these officers and employees, in addition to the services of Reliant’s executive team, including the president and chief executive officer of Reliant, and Reliant’s chief financial officer. The loss of the services of any of these individuals could have a material adverse effect on the business of Commerce Union, results of operations, and financial condition, either before or after the merger. Many of these key officers have important customer relationships, which are instrumental to Commerce Union’s operations. Changes in key personnel and their responsibilities may be disruptive to Commerce Union Bank’s business and could have a material adverse effect on Commerce Union Bank’s business, financial condition, and results of operations, either before or after the merger. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Commerce Union may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Commerce Union will be successful in attracting or retaining such personnel.

Commerce Union is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make Commerce Union’s common stock less attractive to investors.

Commerce Union is subject to periodic reporting requirements under the Securities Exchange Act of 1934. Commerce Union is an “emerging growth company,” as defined in the JOBS Act, however, and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, even if Commerce Union complies with the greater obligations of public companies that are not emerging growth companies immediately after this offering, Commerce Union may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as it is an emerging growth company. Commerce Union will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if Commerce Union’s total annual gross revenues equal or exceed $1 billion in a fiscal year. Commerce Union cannot predict if investors will find its common stock less attractive because it will rely on these exemptions. If some investors find Commerce Union’s common stock less attractive as a result, there may be a less active trading market for Commerce Union’s common stock and its stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Commerce Union has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Commerce Union, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make Commerce Union’s financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

The short-term and long-term impact of the changing regulatory capital requirements and recently adopted capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III called for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. The final rules were adopted by the federal banking agencies in July 2013.

The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets will remain 8.0% and the minimum leverage ratio will remain 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for Commerce Union on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules also set forth certain changes for the calculation of risk-weighted assets that Commerce Union was required to implement beginning January 1, 2015.

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios to be considered well-capitalized will be updated to increase the minimum Tier 1 capital requirement from 6.0% to 8.0%, in addition to the requirement to maintain a common equity Tier 1 capital ratio of 6.5%.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Commerce Union and Commerce Union Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if Commerce Union were to be unable to comply with such requirements.

Interest rate movements, inflation and other economic factors can negatively impact our mortgage banking business.

Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our mortgage banking business also is affected by interest rate fluctuations. We also may experience market losses resulting from daily increases in interest rates to the extent we are unable to match interest rates and amounts on loans we have committed to originate with forward commitments from third parties to purchase such loans. Increases in interest rates may have a material adverse effect on our mortgage banking revenue, profitability, stock performance, ability to service our debt obligations and future cash flows. Our mortgage loan operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, we could experience a material adverse effect on our sales, profitability, and stock performance.

If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.

We provide several different loan products to our customers to finance the purchase of their homes. We sell a large number of the mortgage loans we originate into the secondary mortgage market, and those loans are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investors or indemnify the investor for any losses incurred. This may result in losses which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

The new “ability-to-repay” and “qualified mortgage” rules could have a negative impact on our loan origination process and foreclosure proceedings.

The Consumer Financial Protection Bureau, created by the Dodd-Frank Act, has adopted rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance will attach to mortgages that also meet the definition of a “higher priced mortgage” (which are generally subprime loans). Although the new “qualified mortgage” rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the CFPB’s “qualified mortgage” rules will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.

Commerce Union’s historical operating results may not be indicative of its future operating results.

Commerce Union may not be able to sustain its historical rate of growth, and, consequently, Commerce Union’s historical results of operations will not necessarily be indicative of its future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede Commerce Union’s ability to expand its market presence. If Commerce Union experiences a significant decrease in its historical rate of growth, Commerce Union’s results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

Commerce Union may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Commerce Union has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose Commerce Union to credit risk in the event of a default by a counterparty or client. In addition, Commerce Union’s credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Commerce Union Bank. Any such losses could have a material adverse effect on Commerce Union’s financial condition and results of operations.

Commerce Union’s ability to pay cash dividends is limited, and Commerce Union may be unable to pay future dividends even if it desires to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect Commerce Union’s ability to pay dividends or otherwise engage in capital distributions.

Commerce Union’s ability to pay cash dividends may be limited by regulatory restrictions, by Commerce Union Bank’s ability to pay cash dividends to Commerce Union and by Commerce Union’s need to maintain sufficient capital to support Commerce Union’s operations. A Tennessee chartered bank may, with the approval of the TDFI, transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of Commerce Union Bank, be deemed to constitute such an unsafe or unsound practice. Without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

If Commerce Union Bank is not permitted to pay cash dividends to Commerce Union, it is unlikely that Commerce Union would be able to pay cash dividends on Commerce Union’s common stock. Moreover, holders of Commerce Union’s common stock are entitled to receive dividends only when and if declared by Commerce Union’s board of directors. Although Commerce Union has paid cash dividends on its common stock in recent years, Commerce Union is not required to do so, and Commerce Union’s board of directors could reduce or eliminate Commerce Union’s common stock dividend in the future.

Commerce Union’s common stock may not be listed on a national securities exchange, and the market for Commerce Union’s common stock may not be more active than the market for either Commerce Union or Reliant common stock.

Although we have applied to list the Commerce Union common stock on The NASDAQ Stock Market LLC, we cannot guarantee that our stock will be listed on NASDAQ or any other exchange. Accordingly, although the Commerce Union common stock offered in the merger will be freely transferable once you receive your Commerce Union stock certificate, Commerce Union’s common stock may not be listed on a national securities exchange. Instead, the Commerce Union common stock may be traded in local over-the-counter markets and privately negotiated transactions. Although the common stock is quoted on the OTCQB marketplace, there is very limited trading in our shares. There is no assurance that an active public trading market for Commerce Union’s common stock will develop. Further, we cannot assure you that significant trading in Commerce Union’s common stock will take place for several years, if ever. Investors should consider their shares of Commerce Union common stock as a long-term investment because, among other things, they may not be able to promptly liquidate their investment at a reasonable price in the event of a personal financial emergency or otherwise.

Commerce Union’s stock price may fluctuate, which could result in losses to its investors and litigation against Commerce Union.

Commerce Union’s stock price could fluctuate in the future, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Commerce Union’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Commerce Union’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Commerce Union’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Commerce Union’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. Commerce Union could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Commerce Union’s normal business.

Economic and other circumstances may require Commerce Union to raise capital at times or in amounts that are unfavorable to it. If Commerce Union has to issue shares of common stock, the issuance will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of Commerce Union’s common stock and adversely affect the terms on which Commerce Union may obtain additional capital.

Commerce Union may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen its capital position. Commerce Union’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and Commerce Union’s financial performance. Commerce Union cannot provide assurance that such financing will be available to Commerce Union on acceptable terms or at all, or if Commerce Union does raise additional capital that it will not be dilutive to existing shareholders.

If Commerce Union determines, for any reason, that it needs to raise capital, Commerce Union’s board of directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity based incentives under or outside of Commerce Union’s equity compensation plans. (Assuming that Commerce Union’s stock is listed on NASDAQ, this ability to issue securities will be subject to certain NASDAQ rules.) Additionally, Commerce Union is not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Commerce Union’s common stock could decline as a result of sales by Commerce Union of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Commerce Union issues preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Commerce Union issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of Commerce Union’s common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of Commerce Union’s shareholders and may dilute the book value per share of its common stock. Shares Commerce Union issues in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of Commerce Union’s existing shareholders.

A failure in or breach of Commerce Union’s operational or security systems or infrastructure, or those of Commerce Union’s third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt Commerce Union’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.

Commerce Union relies heavily on communications and information systems to conduct its business. Information security risks for financial institutions such as Commerce Union have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime (both domestic and international), hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, Commerce Union’s operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Commerce Union’s business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond Commerce Union’s control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and floods; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, Commerce Union’s business relies on its digital technologies, computer and e-mail systems, software and networks to conduct its operations. Although Commerce Union has information security procedures and controls in place, Commerce Union’s technologies, systems and networks and its customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Commerce Union’s or its customers’ or other third parties’ confidential information. Third parties with whom Commerce Union does business or that facilitate Commerce Union’s business activities, including financial intermediaries, or vendors that provide service or security solutions for Commerce Union’s operations, and other unaffiliated third parties, could also be sources of operational and information security risk to Commerce Union, including from breakdowns or failures of their own systems or capacity constraints.

While Commerce Union has business continuity and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Commerce Union’s risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of Commerce Union’s controls, processes, and practices designed to protect its systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for Commerce Union. As threats continue to evolve, Commerce Union may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support Commerce Union’s businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that Commerce Union’s clients use to access Commerce Union’s products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on Commerce Union’s results of operations or financial condition.

Negative public opinion surrounding Commerce Union and the financial institutions industry generally could damage Commerce Union’s reputation and adversely impact its earnings.

Reputation risk, or the risk to Commerce Union’s business, earnings and capital from negative public opinion surrounding Commerce Union and the financial institutions industry generally, is inherent in Commerce Union’s business. Negative public opinion can result from Commerce Union’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Commerce Union’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although Commerce Union takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of Commerce Union’s business.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. We will not have any control over the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Shares of Commerce Union common stock are not FDIC insured.

Shares of Commerce Union common stock are not deposits with a bank and are not insured by the FDIC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, the main office of both Commerce Union and Commerce Union Bank was located at 701 South Main Street, Springfield, Tennessee 37172. Including its main office, Commerce Union Bank owns and operates two branch offices with the following addresses: the Gallatin Branch at 1204 Nashville Pike, Gallatin, Tennessee 37066, and the East Main Branch at 425 East Main, Gallatin, Tennessee 37066.

Commerce Union Bank leases the following properties for which it operates as a loan production office and a compliance officer executive suite: the Bellevue Loan Production Office at 925 Harpeth Valley Place, Suite A, Nashville, TN 37221; the Springfield Executive Suites at 719 South Main Street, Springfield, TN 37172; and the Murfreesboro Loan Production Office at 745 South Church Street, Suite 401, Murfreesboro, TN 37130.

ITEM 3.	LEGAL PROCEEDINGS

As of the end of 2014, neither Commerce Union nor Commerce Union Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Commerce Union or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Commerce Union Bank’s financial condition or Commerce Union’s consolidated financial position.

ITEM 4.	MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Union common stock is traded in the OTCQB market place under the symbol “CUBN.” As of December 31, 2014, there were 343 holders of record of Commerce Union common stock. The following table shows for the indicated periods the high and low sales prices for Commerce Union common stock as reported on the OTCQB market place. These prices may include retail markups, markdowns, or commissions.

Dividends

The following table sets forth dividends issued to shareholders of Commerce Union within the past two years.

Date Paid	Total Value Issued	Per Share Value
1/16/2015	$613,766.00	$0.20
1/31/2014	$612,471.60	$0.20

Payment of dividends by Commerce Union and Commerce Union Bank are subject to certain regulations that may limit or prevent the payment of dividends, and is further subject to the discretion of the board of directors of Commerce Union and Commerce Union Bank.

Commerce Union and Commerce Union Bank anticipates that its earnings, if any, will be held for purposes of enhancing its capital. No assurances can be given that any dividends on Commerce Union’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

The following table presents the high and low closing prices of Commerce Union’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Market Price for Commerce Union’s Stock

The following table shows for the indicated periods the high and low sales prices for Commerce Union common stock as reported on the OTCQB market place. These prices may include retail markups, markdowns, or commissions.

CUBN (1)	High	Low
2015
First Quarter (through March 3, 2015)	$14.75	$13.00
2014
First Quarter	$12.64	$10.25
Second Quarter	13.00	12.01
Third Quarter	13.00	12.01
Fourth Quarter	13.00	12.25
2013
First Quarter	9.60	9.00
Second Quarter	9.60	9.25
Third Quarter	9.50	9.20
Fourth Quarter	10.90	9.15
2012
Second Quarter (2)	—	—
Third Quarter	10.00	9.65
Fourth Quarter	9.67	9.00

(1)	Companies that have common shares quoted on the over-the-counter market typically do not have an active trading market. Consequently, the prices quoted above may not represent an accurate indication of the value of shares of Commerce Union common stock.
(2)	Commerce Union and Commerce Union Bank consummated a share exchange on June 6, 2012, whereby each outstanding share of Commerce Union Bank common stock was exchanged for a share of Commerce Union common stock. Prior to the consummation of the share exchange, shares of Common Union Bank common stock were traded in the OTCQB market place, also under the symbol CUBN.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2014.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the period ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

This Item is not applicable to smaller reporting companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended

December 31, 2014 and 2013 and Years Ended December 31, 2014 and 2013

Overview

The following discussion describes our results of operations for the years ended December 31, 2014 and 2013, and also analyzes our financial condition as of December 31, 2014, as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report. All amounts are in thousands, except per share data or unless otherwise indicated.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. Additional information regarding significant accounting policies is described in Note 1 to the Financial Statements for the year ended December 31, 2014 in Commerce Union’s Annual Report on Form 10-K.

Allowance for Loan Losses (“allowance”) - Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

In assessing the adequacy of the allowance, we also consider the results of our ongoing loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into segments based on bank call reporting requirements. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.

The allowance allocation begins with a process of estimating the probable losses in each loan segments. The estimates for these loans are based on our historical loss data for that category over the last four quarters.

The estimated loan loss allocation for all loan portfolio segments is then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the loan segments, and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

We then test the resulting allowance by comparing the balance in the allowance to industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety.

Other-than-temporary Impairment - Impaired securities are assessed quarterly for the presence of other-than-temporary impairment (“OTTI”). A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether OTTI has occurred, management considers factors such as (1) length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) Commerce Union Bank’s ability and intent to hold the security for a period sufficient to allow for an anticipated recovery in fair value. If management deems a security to be OTTI, management reviews the present value of the future cash flows associated with the security. A shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not more-likely-than-not that Commerce Union will be required to sell the security before the recovery of the security’s cost basis, then the security is not deemed OTTI and the shortfall is recorded as a component of equity.

Results of Operations

Commerce Union had earnings of $2,168 for the year ended 2014, or $0.71 basic earnings per share, compared to earnings of $1,898 or $0.62 basic earnings per share for the same period of 2013. The diluted earnings per share were $0.69 for the year ended 2014 and $0.62 for the year ended 2013.

During the year ended 2014, there were a number of variances when compared with the year ended 2013, but the most significant variances occurred in income from fees on mortgage originations and employee salaries and benefits expense and professional fees. These variances are discussed on the pages that follow.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of Commerce Union’s earnings. Total interest income for the year ended 2014 was $12,346 and total interest expense was $1,743, resulting in net interest income for the year ended 2014 totaling $10,603. For the same period in 2013 total interest income was $11,141 and total interest expense was $1,745, which resulted in net interest income of $9,396. This represents an 10.8% increase in total interest income, a 0.1% decrease in total interest expense and a 12.8% increase in net interest income when comparing the same periods from 2014 and 2013. When comparing the variances related to interest income and interest expense for the year ended 2014 and the year ended 2013, the increase and decrease, respectively, were attributed to the following: (1) the increase in interest income is due to the increase in loan demand; and, (2) the decrease in interest expense is primarily due to Commerce Union Bank’s management of the rates on interest-bearing liabilities over the past year, effectively reducing the cost of interest-bearing liabilities from 1.01% for the year ended 2013 to .84% for the year ended 2014.

The Federal Reserve has not raised interest rates over the past several years. In the recent Federal Reserve press release dated January 28, 2015, the Federal Open Market Committee stated that it “today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate… Based upon its current assessment, the Committee judges that it can be patient in beginning to normalize the stance of monetary policy.” Based on that report and others like it, management believes that Commerce Union’s net interest margin should remain relatively stable depending upon rates offered by competitors in its local markets and depending upon the stability of Commerce Union’s loan and deposit portfolios.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at December 31, 2014, management recorded a provision of $565 for the year ended 2014. There was a $522 provision for loan losses recorded during the year ended 2013. This is due to the continuing growth in Commerce Union’s loan portfolio.

Management recognizes that more borrowers may develop cash flow issues that could adversely affect their ability to fully pay back their loans. Our reserve analysis and our provisions to the allowance for loan losses factor in these considerations, but if the economy weakens or does not recover more quickly, or if there is an increase in loan volumes, Commerce Union may have to record additional loan loss provisions in the future. The total allowance for loan losses was $3,433 or 1.40% of loans at December 31, 2014, and $2,868 or 1.34% of loans at December 31, 2013. The level of the allowance maintained by Commerce Union involves evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at December 31, 2014 and December 31, 2013 to be adequate.

Non-Interest Income

Commerce Union’s non-interest income consists of service charges and other fees on deposit accounts, investment services, bank owned life insurance income, other fee income on loans and gain on sale of other real estate owned. Total non-interest income for the year ended December 31, 2014 was $1,283 compared with $1,054 for the same period in 2013, an increase of $229 or 21.7%. The primary factors in the increase were: (1) an increase in bank owned life insurance income of $139 or 4,633.3% when comparing the year ended 2014 with the same period in 2013 and (2) an increase in investment services income of $19 or 12.8%. These increases were offset by a decrease of $30 or 61.2% in other non-interest income.

Management believes that non-interest income will continue to supplement core earnings for Commerce Union. Management also believes that brokerage fees will be fairly stable; however, if the national stock markets increase or decrease in value, Commerce Union’s brokerage income will be directly affected, since many of Commerce Union’s fee opportunities in brokerage directly correlate to the movement of the stock markets. Service charge income on deposits has declined in comparison with the prior year and may continue to decrease depending on the federal government’s decisions regarding future legislation aimed at capping or reducing certain fees historically charged by banks.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, professional fees and other operating expenses. Non-interest expense for the year ended December 31, 2014 was $8,013, compared to $7,023 for the same period in 2013, an increase of $990 or 14.1%. The most significant changes noted when comparing the year ended 2014 to the year ended 2013 were $663 of transaction costs related to the pending merger with Reliant Bank.

Income Taxes

We recorded income tax expense for the years ended December 31, 2014 and 2013 of $1,140 and $1,007, respectively. Our income tax expense for the year ended December 31, 2014 reflects an effective income tax rate of 34.5% compared to 34.7% for the year ended December 31, 2013 which is principally impacted by our investments in municipal securities and our bank-owned life insurance offset in part by meals and entertainment and other expenses, portions of which are non-deductible.

Financial Condition

Balance Sheet Summary

Commerce Union’s total assets were $295,722 at December 31, 2014 and $253,155 at December 31, 2013. Loans, net of allowance for loan losses, totaled $241,217 at December 31, 2014 and $210,340 at December 31, 2013. Investment securities totaled $27,403 at December 31, 2014 and $24,293 at December 31, 2013. Restricted equity securities totaled $1,974 and $1,880 at December 31, 2014 and December 31, 2013, respectively. Bank owned life insurance totaled $4,145 and $2,003 at December 31, 2014, and December 31, 2013, respectively. Other real estate owned totaled $0 at December 31, 2014 and $153 at December 31, 2013. The percentage changes for these categories are a 16.8% increase in total assets, a 14.7% increase in loans, net of allowance for loan losses, a 12.8% increase in investment securities, a 106.9% increase in bank owned life insurance and a 5.0% increase in restricted equity securities.

Total liabilities increased by 18.5% to $259,685 at December 31, 2014 from $219,168 at December 31, 2013. Stockholders’ equity increased 6.0% to $36,037 at December 31, 2014 from $33,987 at December 31, 2013, primarily due to the change in net unrealized gains on available-for-sale securities. A more detailed discussion of assets, liabilities and capital follows.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

Loans

Loans are a large component of Commerce Union’s assets and are a primary source of income. The loan portfolio is composed of five primary categories: commercial and agricultural production; residential real estate; construction and land development; commercial and agricultural real estate; and other loans. The table below sets forth the loan categories and the relative percentages of these loan categories in the portfolio at December 31, 2014 and December 31, 2013.

Loan categories are as follows:

	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial and agricultural production	$42,621	17.4%	$36,441	17.1%

Real estate:
Construction and land development	29,925	12.2	22,015	10.3
Residential properties	68,125	27.8	60,788	28.4
Commercial and agricultural real estate	88,173	36.0	81,580	38.2

Other	16,349	6.6	12,874	6.0

Total	$245,193	100.0%	$213,698	100.0%

As represented in the table, gross loans increased by approximately 14.7% during the year 2014. Commerce Union experienced growth in commercial loans and real estate loans, with increases in commercial and agricultural real estate loans (8.1%), construction and land development loans (35.9%), residential real estate loans (12.1%) and commercial and agricultural production loans (17.0%). Commerce Union Bank experienced an increase of 27.0% in other loans.

At December 31, 2014, real estate loans accounted for 76.0% of total loans. Accordingly, Commerce Union has a significant concentration of credit that is dependent on the continuing strength of the local real estate market. Management is focused on making loans in an orderly fashion to maintain quality, especially considering the economic impact of the recession several years ago.

The Federal regulatory agencies issued two “guidances” that have a significant impact on real-estate related lending and, thus, on the operations of Commerce Union. One part of the guidance could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level at 300% of their capital or to raise additional capital. This factor, combined with the current economic environment, has affected Commerce Union’s loan strategy away from, or to limit its expansion of, commercial real estate lending, which has been a material part of Commerce Union’s lending strategy. This could also have a negative impact on Commerce Union’s lending and profitability. Management actively monitors the composition of Commerce Union’s loan portfolio, focusing on concentrations of credit, and the results of that monitoring activity is periodically reported to the Board of Directors.

The other guidance relates to the structuring of certain types of mortgages that allows negative amortization of consumer mortgage loans. Although Commerce Union does not engage at present in a significant amount of lending using these types of instruments, the guidance could have the effect of making Commerce Union less competitive in consumer mortgage lending if the local market is driving the demand for such an offering.

Commerce Union follows the provisions of ASC 310-10 and ASC 310-40. These standards apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and consumer installment loans.

A loan is impaired when it is probable that Commerce Union will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, Commerce Union shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

Commerce Union’s home equity lines of credit and consumer loans which total approximately $9,508,000 and $1,834,000, respectively at December 31, 2014, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Substantially all other loans of Commerce Union are evaluated for specific impairment. If home equity lines of credit and consumer loans are part of a larger relationship that is considered impaired by management, then a specific reserve may be assigned to affected single-family residential loans in those relationships.

Commerce Union considers all loans subject to the provisions of ASC 310-10 and ASC 310-40 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectability of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest is no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At December 31, 2014, there were five non-accrual loans totaling $1,570, and there were nine non-accrual loans totaling $1,300 at December 31, 2013.

Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that Commerce Union will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet Commerce Union’s criteria for nonaccrual status.

Generally Commerce Union also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At December 31, 2014, Commerce Union had one loan that has had its term modified in a troubled debt restructuring, and at December 31, 2013, Commerce Union had four such loans. Troubled debt restructurings are discussed in more detail later in this document.

Commerce Union Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Impaired loans and related allowance for loan loss allocation amounts at December 31, 2014, were as follows:

	Impaired Loans With Allowance			Impaired Loans With No Allowance
	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
Commercial and agricultural production	$1,773	$1,812	$647	$293	$308

Real estate:
Construction and land development	—	—	—	—	—
Residential properties	125	126	19	162	163
Commercial and agricultural production	125	133	3	544	548

Other	—	—	—	—	—

Total	$2,023	$2,071	$669	$999	$1,019

Impaired loans and related allowance for loan loss allocation amounts at December 31, 2013 were as follows:

	Impaired Loans With Allowance			Impaired Loans With No Allowance
	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
Commercial and agricultural production	$406	$432	$33	$1,737	$1,744

Real estate:
Construction and land development	—	—	—	1,004	1,004
Residential properties	—	—	—	80	80
Commercial and agricultural production	276	284	12	517	520

Other	—	—	—	—	—

Total	$682	$716	$45	$3,338	$3,348

The average recorded investment in impaired loans for December 31, 2014 and December 31, 2013 was $3,559 and $3,509, respectively. The related total amount of interest income recognized for the period that such loans were impaired was $193 for the year ended 2014, which compares with $84 for the same period in 2013. Commerce Union’s level of impaired loans decreased over the year, going from $4,020 at December 31, 2013 to $3,022 at December 31, 2014 as a result of collection efforts. Commerce Union’s management believes that existing loan loss reserves are adequate to absorb potential losses that may occur in these segments of the portfolio.

At December 31, 2014 and December 31, 2013, there were $6,848 and $7,445, respectively, in loans included in Commerce Union’s internal “watch” list. Loans are identified for inclusion on the “watch” list when information obtained about changes or uncertainties that may affect a borrower’s financial condition have prompted management to more closely monitor the ability of the borrower to comply with the agreed upon repayment terms of the loan agreement. The resulting loan classifications could represent trends or uncertainties which management expects may impact future operating results, liquidity or capital resources.

The allowance for loan losses is discussed under “Provision for Loan Losses.” Commerce Union maintains its allowance for loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio.

Essentially all of Commerce Union’s loans originate from Robertson and Sumner County and adjacent counties in Tennessee. Commerce Union seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks. Management is also sensitive, despite this diversification by loan category and industry segment, to the risks associated with Commerce Union’s geographic loan concentration in Robertson and Sumner County and Middle Tennessee.

Commerce Union has targeted commercial business lending, commercial and residential real estate lending and consumer lending. Commerce Union seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is Commerce Union’s policy to maintain a diverse loan portfolio not dependent on any particular market or industry segment. Management has set a goal for loans to approximate 85% to 90% of deposits. At December 31, 2014, Commerce Union’s loan-to-deposit ratio is 103.2%, which indicates that Commerce Union is continuing to experience loan growth in excess of its core deposit growth and that the bank is bridging the difference with lower cost wholesale funds.

Credit Quality Indicators

Commerce Union categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Commerce Union analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or pass/watch (also known as

“special mention”) are reviewed regularly by Commerce Union to determine if appropriately classified or to determine if the loan is impaired. Commerce Union’s loan portfolio is reviewed for credit quality on a regular basis, with samples being selected based on loan size, credit grades, etc., to assist Commerce Union’s management in its efforts to properly apply credit risk management processes.

Loans excluded from the scope of the annual review process are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts Commerce Union for a modification. In these circumstances, the customer relationship is specifically evaluated for potential classification as to pass/watch, substandard or doubtful, or could even be considered for charge-off. Commerce Union uses the following definitions for risk ratings:

1.	Prime Credit Risk

Minimal risk potential. Generally secured with liquid collateral that has more than adequate margin of protection to off-set market depreciation and accruing interest, satisfactory pledging agreements and collateral is held under satisfactory control. In addition, the borrower possesses the ability to repay the debt without disposition of collateral.

2.	Above Average Credit Risk

Excellent sources of repayment with debt supported by strong collateral values and/or acceptable financial capacity. No evidence of weakness in the credit.

3.	Average Credit Risk

Loan is of satisfactory quality and is considered collectible in full. Repayment is supported by limited but adequate cash flow and/or collateral values.

4.	Acceptable Credit Risk

A loan of acceptable quality; however, has characteristics that may warrant more than normal attention. These characteristics may include: industry and/or type of lending. Borrower may have acceptable but smaller margins of debt service coverage with some elements of reduced financial strength.

5.	Special Mention/Watch

An asset which is currently protected but has potential weakness which may, if not corrected, inadequately protect the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

6.	Substandard

A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

7.	Doubtful

An asset classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection of liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

8.	Loss

Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery of salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be classified loss and charged off.

The following table breaks down Commerce Union Bank’s credit quality indicators by type of loan as of December 31, 2014:

	Real Estate
	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
Grade:
Pass	$29,335	$66,666	$85,763	$40,282	$16,299	$238,345
Special mention	590	847	2,174	712	50	4,373
Substandard	—	612	236	1,627	—	2,475
Doubtful	—	—	—	—	—	—

Total	$29,925	$68,125	$88,173	$42,621	$16,349	$245,193

The following table breaks down Commerce Union’s credit quality indicators by type of loan as of December 31, 2013:

	Real Estate
	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
Grade:
Pass	$20,462	$60,198	$79,875	$32,962	$12,756	$206,253
Special mention	589	504	1,320	1,842	118	4,373
Substandard	964	86	385	1,637	—	3,072
Doubtful	—	—	—	—	—	—

Total	$22,015	$60,788	$81,580	$36,441	$12,874	$213,698

The following table provides an aging analysis of Commerce Union’s past due loans as of December 31, 2014:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days or Nonaccrual	Total Past Due Loans	Total Current Loans	Total Loans	Recorded Investment Past Due >90 Days and Still Accruing
Commercial and agricultural production	$—	$—	$1,382	$1,382	$41,239	$42,621	$—

Real estate:
Construction and land development	—	—	—	—	29,925	29,925	—
Residential properties	—	—	—	—	68,125	68,125	—
Commercial and agricultural real estate	—	—	188	188	87,985	88,173	—
Other	—	—	—	—	16,349	16,349	—

Total	$—	$—	$1,570	$1,570	$243,623	$245,193	$—

The following table provides an aging analysis of Commerce Union’s past due loans as of December 31, 2013:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days or Nonaccrual	Total Past Due Loans	Total Current Loans	Total Loans	Recorded Investment Past Due >90 Days and Still Accruing
Commercial and agricultural production	$—	$—	$—	$—	$36,441	$36,441	$—

Real estate:
Construction and land development	—	—	964	964	21,051	22,015	—
Residential properties	443	181	—	624	60,164	60,788	—
Commercial and agricultural production	—	—	336	336	81,244	81,580	—
Other	—	—	—	—	12,874	12,874	—

Total	$443	$181	$1,300	$1,924	$211,774	$213,698	$—

Troubled Debt Restructurings

Commerce Union’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from Commerce Union’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally nine months.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, charged off, sold, or it meets both of the following criteria to be removed from TDR status: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk; and (2) the loan is not impaired based on the terms specified by the restructuring agreement. During the year ended December 31, 2014, there were no loans added to Commerce Union’s list of TDRs. There were $1,112 in loans that were removed due to being paid off and no charged off loans or loans that were removed due to being sold.

The following table summarizes the carrying balances of TDR’s at December 31, 2014, and December 31, 2013:

(In Thousands)	December 31, 2014	December 31, 2013
Performing TDR’s	$—	—
Nonperforming TDR’s	188	1,300

Total TDR’s	$188	1,300

The following table summarizes loans modified as troubled debt restructurings within the periods shown for which there was a subsequent default:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(In Thousands)		(In Thousands)
Real estate:
Construction and land development	—	$—	—	$—
Residential properties	—	—	—	—
Commercial and agricultural real estate	—	—	—	—
Commercial and agricultural production	—	—	—	—
Other	—	—	—	—

Total	—	$—	—	$—

A payment default is considered to be any payment made more than 30 days later than the payment’s scheduled due date.

Nonperforming Assets

The following table provides information with respect to Commerce Union’s non-performing assets at December 31, 2014, and December 31, 2013:

(In Thousands)	December 31, 2014	December 31, 2013
Loans on nonaccrual status	$1,570	$1,300
Loans past due 90 days or more but not on nonaccrual status	—	—
Foreclosed assets	—	153

Total non-performing assets	$1,570	$1,453

Foreclosed Assets

The following table presents activity related to foreclosed assets for the periods shown:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance at beginning of year	$153	$1,633
Additions	—	—
Dispositions	153	1,480
Change in valuation allowance	—	—

Balances at end of period	$—	$153

The following table summarizes foreclosed asset expenses for the periods shown:

	Years Ended December 31,
	2014	2013
Operating costs	$9	$91
Net (gains) losses on sales of foreclosed assets	(6)	86
Additions to valuation allowance	—	—

Total	$3	$177

Securities

Securities are a primary component of Commerce Union’s earning assets. Securities totaled $27,403 at December 31, 2014. This represents a 12.8% increase from the December 31, 2013 total of $24,293. The increase in securities is due to the purchase of securities to increase Commerce Union’s interest margin. Restricted equity securities totaled $1,974 and $1,880 at December 31, 2014 and December 31, 2013, respectively. The change in restricted equity securities is directly related to the periodic evaluation of Commerce Union’s required Federal Reserve Bank and Federal Home Loan Bank stock positions.

Commerce Union applies the provisions of ASC 320, “Investment—Debt and Equity Securities.” Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

Commerce Union has classified all its securities as available-for-sale. The investment securities portfolio is the second largest component of Commerce Union’s earning assets and represented 9.3% of total assets at December 31, 2014. Commerce Union Bank uses the investment securities portfolio to provide cash flow and to meet pledging requirements for deposits of public funds, securities sold under agreement to repurchase and secured Fed Funds lines of credit. The average yield on the investment securities portfolio for the year ended 2014 was 3.70% on a tax-equivalent basis.

The following table shows Commerce Union’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number Of Securities Included	Fair Value	Unrealized Losses	Number Of Securities Included	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSEs residential	$704	$2	1	$—	$—	—	$704	$2

Obligations of state and political subdivisions	847	11	2	208	—	1	1,055	11

Total temporarily impaired securities	$1,551	$13	3	$208	$—	1	$1,759	$13

The following table shows Commerce Union’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2013:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number Of Securities Included	Fair Value	Unrealized Losses	Number Of Securities Included	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSEs residential	$2,548	$21	4	$—	$—	—	$2,548	$21

Obligations of state and political Subdivisions	4,095	116	16	626	21	3	4,721	137

Total temporarily impaired securities	$6,643	$137	20	$626	$21	3	$7,269	$158

These securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification as available-for-sale securities, Commerce Union does not intend to sell any of the debt securities with unrealized losses and we do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statement of operations. Commerce Union may sell the above or other securities in the ordinary course of business in response to unexpected and significant changes in liquidity needs, unexpected and significant increases in interest rates and/or sector spreads that significantly extend the security’s holding period.

Deposits

Deposits are the principal source of funds for Commerce Union. Total deposits were $236,993 and $197,043 at December 31, 2014 and December 31, 2013, respectively, an increase of 20.3%. The increase in deposits is attributable to an increase in personal checking accounts. There has also been a shift in the composition of Commerce Union’s deposits where time deposit customers have migrated into money market accounts to earn more interest while maintaining their liquidity. This trend may continue as deposit interest rates continue to be very low.

Historically, Commerce Union has targeted local consumers, professionals, local governments, commercial businesses and agricultural interests as its central customers; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposit and individual retirement accounts are offered to customers. Management believes Robertson and Sumner County and the surrounding area is a stable economic market offering growth opportunities for Commerce Union; however, Commerce Union competes with several of the larger bank holding companies that have bank offices in this area, as well as other community banks, and therefore, no assurances of market growth can be given. Accordingly, for the past few years, Commerce Union Bank has continued to expand its use of wholesale/brokered funding to supplement its traditional reliance upon retail deposits. Over the long term, however, management firmly believes that its position as a locally-owned financial institution that offers personalized service will continue to contribute significantly to deposit growth.

Non-interest bearing deposits increased 16.5% from $31,601 at December 31, 2013 to $36,813 at December 31, 2014. Total interest-bearing deposits increased 21.0% from $165,442 at December 31, 2013 to $200,180 at December 31, 2014.

The table below sets forth the total balances of our deposits by type as of December 31, 2014, and December 31, 2013, and the percent change in balances over the intervening period:

	December 31, 2014	December 31, 2013	% Change
	(In Thousands)
Noninterest-bearing accounts	$36,813	$31,601	16.5%
Interest bearing demand deposits	50,567	37,480	34.9
Savings and money market accounts	56,046	41,804	34.1
Certificates of deposit and individual retirement accounts $250,000 or greater	38,139	30,765	24.0
Other certificates of deposit and individual retirement accounts	55,428	55,393	0.1

Total deposits	$236,993	$197,043	20.3%

Liquidity and Asset Management

Commerce Union’s management seeks to maximize net interest income by managing our assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers, and fund attractive investment opportunities. Commerce Union’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term more liquid earning assets and higher interest expense involved in extending liability maturities.

Commerce Union maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Commerce Union accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

Commerce Union’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of Commerce Union’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $3,999 mature or will be subject to rate adjustments within the next 12 months.

A secondary source of liquidity is Commerce Union’s loan portfolio. At December 31, 2014, loans of approximately $74,960 either will become due or will be subject to rate adjustments within 12 months.

As for liabilities, certificates of deposit and other time deposits of $100,000 or greater of approximately $36,575 either will become due or will be subject to rate adjustments during the next 12 months. Management does not anticipate that there will be significant reductions from deposit accounts that allow withdrawals, such as negotiable order of withdrawal accounts, money market demand accounts, demand deposits and regular savings accounts in the future.

Capital Position and Dividends

At December 31, 2014, and December 31, 2013, total stockholders’ equity was $36,037 and $33,987 or 12.2% and 13.4%, respectively, of total assets. That is an increase of $2,050 or 6.0% since year-end and is primarily due to a $390 increase in net unrealized gains in Commerce Union’s available-for-sale securities, earnings of $2,168 and stock option compensation expense recognized of $34. Commerce Union also issued 6,472 common shares for $72.

The increase in net unrealized gains in Commerce Union’s available-for-sale securities is due to the decrease in market rates that occurred during 2014. As market rates fall, the market values of securities increase, unless the securities have variable rate features, and most of Commerce Union’s securities do not have variable rate features. Such an increase is reflected as a reduction in Commerce Union’s total capital, but it does not impact Commerce Union’s capital ratios. Unrealized gains or losses on available-for-sale securities are eliminated from the regulatory calculation of capital ratios to remove the market value volatility that is caused by changes in market rates.

The table below sets forth Commerce Union’s capital ratios as of the periods indicated.

	December 31, 2014	December 31, 2013
Tier I Leverage	12.2%	13.6%
Regulatory Minimum	4.00%	4.00%
Well-capitalized Minimum	5.00%	5.00%

Tier I Risk-Based Capital	14.1%	15.9%
Regulatory Minimum	4.00%	4.00%
Well-capitalized Minimum	6.00%	6.00%

Total Risk-Based Capital	15.4%	17.1%
Regulatory Minimum	8.00%	8.00%
Well-capitalized Minimum	10.00%	10.00%

Commerce Union’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Commerce Union. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Commerce Union has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.

Commerce Union is considered well-capitalized based on its regulatory capital ratios. Commerce Union’s capital ratios have been enhanced as capital has been raised through earnings, two preferred stock offerings and as a result of repositioning the balance sheet. As Commerce Union’s assets increase, its capital ratios can be expected to decline, but not below the well-capitalized level established by the regulatory agencies. Loan growth and asset quality continue to be the main issues faced by Commerce Union Bancshares, Inc. and the banking industry as a whole.

There are statutory, regulatory and prudential limitations on the payment of dividends by Commerce Union. Tennessee law restricts the amount of dividends that may be paid by Commerce Union. In no event is a Tennessee-chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of Commerce Union’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Future dividends may be paid at the discretion of the board of directors consistent with the regulatory, legal and prudential considerations discussed elsewhere in this document.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved a final rule that substantially revises and replaces the regulatory agencies’ current capital rules to align with the Basel III capital standards and to meet certain requirements of the Dodd-Frank Act. Certain requirements of the new rules establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios. Commerce Union Bancshares, Inc. becomes subject to the new rule on January 1, 2015.

Off Balance Sheet Arrangements

At December 31, 2014, Commerce Union had unfunded loan commitments outstanding of approximately $45,260 and outstanding standby letters of credit of approximately $2,181. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, in addition to its available cash, Commerce Union has the ability to liquidate securities available-for-sale or borrow funds from the Federal Home Loan Bank or purchase Federal funds from other financial institutions. Additionally, Commerce Union could sell participations in these or other loans to correspondent banks. As mentioned above, Commerce Union has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Emerging Growth Company Status

Commerce Union is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Commerce Union complies with the greater obligations of public companies that are not emerging growth companies, Commerce Union may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Commerce Union is an emerging growth company. Commerce Union will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if total annual gross revenues equal or exceed $1 billion in a fiscal year. Management cannot predict if investors will find Commerce Union’s common stock less attractive because it will rely on these exemptions. If some investors find Commerce Union’s common stock less attractive as a result, there may be a less active trading market for its common stock and Commerce Union’s stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Commerce Union has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it adopts the new or revised standard at the time public companies adopt the new or revised standard. This election is irrevocable.

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing Commerce Union’s results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMMERCE UNION BANCSHARES, INC.

Consolidated Financial Statements

December 31, 2014 and 2013

(With Independent Auditor’s Report Thereon)

Stephen M. Maggart, CPA, ABV, CFF J. Mark Allen, CPA M. Todd Maggart, CPA, ABV, CFF Michael F. Murphy, CPA P. Jason Ricciardi, CPA, CGMA David B. von Dohlen, CPA T. Keith Wilson, CPA, CITP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Commerce Union Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Union Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Union Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Nashville, Tennessee

March 25, 2015

150 FOURTH AVENUE, NORTH ¡ SUITE 2150 ¡ NASHVILLE, TENNESSEE 37219-2431 ¡ (615) 252-6100 ¡ Fax ¡ (615) 252-6105

www.maggartpc.com

COMMERCE UNION BANCSHARES, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In Thousands, Except for Share Data)	2014	2013
ASSETS

Cash and cash equivalents	$12,803	$6,952

Securities available-for-sale, at market (amortized cost of $26,343 and $23,865, respectively)	27,403	24,293

Loans	244,650	213,208
Allowance for loan losses	(3,433)	(2,868)

Total loans, net	241,217	210,340

Premises and equipment, net	4,568	4,821
Restricted equity securities	1,974	1,880
Accrued interest receivable	1,507	1,246
Bank owned life insurance	4,145	2,003
Other real estate owned	—	153
Deferred tax asset, net	1,049	1,036
Other assets	1,056	431

Total assets	$295,722	$253,155

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$36,813	$31,601
Interest bearing	200,180	165,442

Total deposits	236,993	197,043

Securities sold under repurchase agreements	370	437
Federal Home Loan Bank borrowings	20,769	20,320
Accrued interest payable	84	88
Dividends payable	614	613
Other liabilities	855	667

Total liabilities	259,685	219,168

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares, issued and outstanding 3,068,830 and 3,062,358 at December 31, 2014 and 2013, respectively	3,069	3,062
Additional paid-in capital	31,681	31,582
Retained earnings (deficit)	633	(921)
Accumulated other comprehensive earnings, net of taxes of $406 and $164 and respectively	654	264

Total shareholders’ equity	36,037	33,987

Total liabilities and shareholders’ equity	$295,722	$253,155

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Income

Years Ended December 31, 2014 and 2013

(In Thousands, except per share data)	2014	2013
Interest income:
Loans, including fees	$11,470	$10,366
Securities, taxable	307	381
Securities, exempt from Federal income taxes	450	292
Restricted equity securities and other	119	102

Total interest income	12,346	11,141

Interest expense:
Deposits	1,375	1,351
Federal Home Loan Bank borrowings	367	393
Federal funds purchased and repurchase agreements	1	1

Total interest expense	1,743	1,745

Net interest income	10,603	9,396
Provision for loan losses	565	522

Net interest income after provision for loan losses	10,038	8,874

Non-interest income:
Service charges and other fees on deposit accounts	661	662
Investment services	168	149
Bank owned life insurance income	142	3
Other fee income on loans	287	277
Gain (loss) on sale of other real estate owned	6	(86)
Other non-interest income	19	49

Total non-interest income	1,283	1,054

Non-interest expense:
Employee salaries and benefits	4,615	4,319
Occupancy	700	728
Data processing	568	523
Professional fees	1,118	452
FDIC insurance	147	126
Directors fees	126	112
Office supplies and printing	105	98
Advertising and promotional	113	100
Other real estate expense	9	91
State franchise tax	88	87
Other operating expenses	424	387

Total non-interest expense	8,013	7,023

Net income before tax	3,308	2,905
Income tax expense	1,140	1,007

Net income	$2,168	$1,898

Basic earnings per common share	$0.71	$0.62

Diluted earnings per common share	$0.69	$0.62

Weighted average common shares outstanding:
Basic	3,068,085	3,062,538

Diluted	3,130,647	3,062,538

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

(In Thousands)	2014	2013
Net income	$2,168	$1,898

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities arising during period, net of taxes of $242 and $294 for 2014 and 2013, respectively	390	(473)
Reclassification adjustment for gains (losses) included in net income, net of taxes	—	—

Other comprehensive income (loss)	390	(473)

Comprehensive income	$2,558	$1,425

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Changes in Shareholder’s Equity

Years Ended December 31, 2014 and 2013

(In Thousands, Except For Share Data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance December 31, 2012	$—	$3,062	$31,555	$(2,206)	$737	$33,148
Cash dividends declared, $.20 per share	—	—	—	(613)	—	(613)
Stock based compensation	—	—	27	—	—	27
Changes in unrealized gain on securities available for sale, net of taxes of $294	—	—	—	—	(473)	(473)
Net income for the year	—	—	—	1,898	—	1,898

Balance December 31, 2013	—	3,062	31,582	(921)	264	33,987
Cash dividends declared, $0.20 per share	—	—	—	(614)	—	(614)
Issuance of 6,472 shares of common stock pursuant to dividend reinvestment plan	—	7	65	—	—	72
Stock based compensation	—	—	34	—	—	34
Changes in unrealized gain on securities available for sale, net of taxes of $242	—	—	—	—	390	390
Net income for the year	—	—	—	2,168	—	2,168

Balance December 31, 2014	$—	$3,069	$31,681	$633	$654	$36,037

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

(In Thousands)	2014	2013
Cash flows from operating activities:
Net income	$2,168	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	565	522
Depreciation	343	387
Amortization/(accretion) of securities, net	262	298
Stock based compensation	34	27
(Gain) loss on sale of other real estate owned	(6)	86
Increase in cash surrender value of bank owned life insurance	(142)	(3)
Net change in:
Accrued interest receivable	(261)	(29)
Deferred tax asset, net	(255)	(211)
Other assets	91	(28)
Accrued interest payable	(4)	(10)
Other liabilities	188	203

Total adjustments	815	1,242

Net cash provided by operating activities	2,983	3,140

Cash flows from investing activities:
Purchase of securities available-for-sale	(6,447)	(3,990)
Proceeds from maturities, pay downs and calls of securities available-for-sale	3,707	7,819
Increase in loans, net of repayments	(31,442)	(27,146)
Purchase of premises and equipment	(90)	(147)
Purchase of restricted equity securities	(94)	(48)
Purchase of bank owned life insurance	(2,000)	(2,000)
Purchase of other assets	(160)	—
Proceeds from sale of other real estate owned	159	1,394

Net cash used in investing activities	(36,367)	(24,118)

Cash flows from financing activities:
Net change in deposits	39,950	18,499
Net change in repurchase agreements	(67)	135
Proceeds from FHLB borrowings, net of repayments	449	1,010
Proceeds from sale of common stock pursuant to dividend reinvestment plan	72	—
Stock issuance costs paid	(556)	—
Dividends paid	(613)	—

Net cash provided by financing activities	39,235	19,644

Net change in cash and cash equivalents	5,851	(1,334)
Cash and cash equivalents at beginning of year	6,952	8,286

Cash and cash equivalents at end of year	$12,803	$6,952

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Commerce Union Bancshares, Inc. and Subsidiary (“the Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.

(a)	Principals of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Commerce Union Bank (“the Bank”) and the Bank’s wholly-owned subsidiary, Commerce Union Mortgage Services. All significant intercompany accounts and transactions have been eliminated in consolidation. On April 24, 2012 the shareholders of Commerce Union Bank (“the Bank”) approved a share exchange between the Company and the Bank on a one for one basis (the “Share Exchange”) pursuant to which the Company acquired 100% of the outstanding common stock of the Bank and the shareholders of the Bank exchanged their shares of Bank common stock for a like number of shares of Company common stock. This transaction was consummated on June 6, 2012 and has been accounted for as a reorganization.

(b)	Nature of Operations

The Company’s subsidiary, Commerce Union Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Reserve Bank. The areas served by Commerce Union Bancshares, Inc. are Robertson, Davidson and Sumner Counties, Tennessee. Services are provided at the main office in Springfield, Tennessee, two offices in Gallatin, Tennessee and a loan production offices in Bellevue and Murfreesboro, Tennessee.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, the valuation of debt and equity securities and valuation allowances related to deferred taxes.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(d)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are purchased or sold for one-day periods. The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the two-year period ended December 31, 2014 as follows:

	For the Years Ended December 31,
	2014	2013
Cash Payments:
Interest	$1,747	$1,755
Income and franchise taxes paid, net of refunds	1,495	1,518
Noncash Transactions:
Loans charged-off to the allowance for loan losses, net of recoveries	—	171
Change in unrealized gain on available-for-sale securities, net of taxes of $242 and $294, respectively	390	(473)
Dividends declared, not paid	614	613

(e)	Securities

The Company accounts for securities under the provisions of FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of FASB ASC 320, securities are to be classified in three categories and accounted for as follows:

•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. No securities have been classified as securities held-to-maturity.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive earnings.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(e)	Securities, Continued

Currently the Company has classified all its securities as securities available-for-sale. Quarterly, the Company determines the appropriateness of security classifications on the balance sheet. There have been no reclassifications in 2014 or 2013.

Interest income includes purchase premiums and discounts amortized or accreted over the life of the related security as an adjustment to the yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in fair value of securities below their cost are evaluated for other-than-temporary impairment. Securities that have such a decline are evaluated for impairment using factors such as (1) length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

(f)	Loans

Loans are stated at the principal amount outstanding. Deferred loan fees net of loan acquisition costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on loans is accrued based on the principal amount outstanding.

The Company follows the provisions of FASB ASC 310, “Accounting by Creditors for Impairment of a Loan” and “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (“FASB ASC 310”). These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including home equity lines of credit and consumer loans.

A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

The Company’s consumer loans and home equity line of credit loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, may not be subject to the provision of FASB ASC 310. Substantially all other loans of the Company are evaluated for impairment under the provisions of FASB ASC 310.

Non-performing loans and impaired loans are defined differently. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(f)	Loans, Continued

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan is reversed from income. Interest received on such loans is accounted for on a cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans not on nonaccrual status may be classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income may continue to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

(g)	Allowance for Loan Losses

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The Company estimates the allowance balance required quarterly using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance for loan loss reserve.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors and environmental factors such as the state of the local and national economies. The allowance is maintained at a level that management believes to be adequate to absorb risk inherent in the loan portfolio.

(h)	Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(i)	Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(j)	Securities Sold Under Agreements to Repurchase

All repurchase agreement liabilities represent amounts advanced by a customer of the Company. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(k)	Income Taxes

The Company accounts for Income Taxes in accordance with Income Tax Accounting Guidance (“FASB ASC 740”). The Bank adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiaries file consolidated Federal and State income tax returns. Each corporation provides for income taxes on a separate return basis.

(l)	Stock Options

Stock Compensation Accounting Guidance (“FASB ASC 718”) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FASB ASC 718 requires the Company to expense share-based payment awards with compensation cost measured at the fair value of the award. In addition, FASB ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(l)	Stock Options, Continued

Under the provisions of FASB ASC 718 stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of earnings vested during the reported period. As stock-based compensation expense recognized in the accompanying statement of earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Pricing model that uses the following assumptions. Expected volatility is based on implied volatility from comparable publicly traded banks. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the average of: 1) the weighted average vesting term and 2) original contractual term as permitted under accounting guidance. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted average expected life of the grant.

(m)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(n)	Advertising Costs

Advertising costs are expensed as incurred by the Bank and totaled $113,000 and $100,000 for 2014 and 2013, respectively.

(o)	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

(p)	Subsequent Events

FASB ASC 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We evaluated all events or transactions that occurred after December 31, 2014 through March 25, 2015, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the financial statements.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(q)	Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(r)	Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

(s)	Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which provides disclosure guidance on amounts reclassified out of Accumulated Other Comprehensive Income by component. The adoption of this ASU did not have any impact on the Company’s financial position or results of operations.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40); Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce the diversity in reporting when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this ASU did not have an impact on the Company’s financial positions or results of operations.

There were no other recently issued accounting pronouncements that are expected to materially impact the Company.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(2)	SECURITIES

Securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2014 was as follows:

	Securities Available-For-Sale 2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities:
GSEs residential	$9,627	$357	$2	$9,982
Obligations of state and political subdivisions	16,716	716	11	17,421

Total securities	$26,343	$1,073	$13	$27,403

The Company’s classification of securities at December 31, 2013 was as follows:

	Securities Available-For-Sale 2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities:
GSEs residential	$12,791	$374	$21	$13,144
Obligations of state and political subdivisions	11,074	212	137	11,149

Total securities	$23,865	$586	$158	$24,293

Included in mortgage backed securities as of December 31, 2014 are collateralized mortgage obligations with a market value of $390,000 (amortized cost of $374,000). Included in mortgage backed securities as of December 31, 2013 are collateralized mortgage obligations with a market value of $601,000 (amortized cost of $572,000).

The amortized cost and estimated market value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-back securities, are shown separately.

	(In Thousands)
Securities Available-For-Sale	Cost	Estimated Market Value
Due in one year or less	$—	$—
Due after one year through five years	209	221
Due after five years through ten years	1,957	2,035
Due in greater than ten years	14,550	15,165
Mortgage-backed securities	9,627	9,982

Total	$26,343	$27,403

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(2)	SECURITIES, CONTINUED

Securities carried on the balance sheet in the amount of $13,488,000 and $15,507,000 as of December 31, 2014 and 2013, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Sales of available for sale securities were as follows:

(In Thousands)	2014	2013
Proceeds	$—	$—
Gross gains	—	—
Gross losses	—	—

Securities that have rates that adjust prior to maturity totaled $3,999,000 (amortized cost of $3,929,000) at December 31, 2014.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Estimated Market Value	Unrealized Losses	Number of Securities Included	Estimated Market Value	Unrealized Losses	Number of Securities Included	Estimated Market Value	Unrealized Losses
Mortgage-backed securities:
GSEs residential	$704	$(2)	1	$—	$—	—	$704	$(2)
Obligations of states and political subdivisions	847	(11)	2	208	—	1	1,055	(11)

Total temporarily impaired securities	$1,551	$(13)	3	$208	$—	1	$1,759	$(13)

The temporarily impaired securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification as available-for-sale, the Company intends and has the ability to hold the above securities until the value is realized.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(2)	SECURITIES, CONTINUED

The Company may sell the above or other securities in the ordinary course of business in response to significant changes in liquidity needs, unexpected and significant increases in interest rates and/or security spreads that significantly extend the security’s holding period, or when conducting a small volume of security transactions.

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The detail of loans at December 31, 2014 and 2013 is as follows:

(In Thousands)	2014	2013
Real estate:
Construction and land development	$29,925	$22,015
Residential properties	68,125	60,788
Commercial and agricultural real estate	88,173	81,580
Commercial and agricultural production	42,621	36,441
Other*	16,349	12,874

Total loans	245,193	213,698
Unearned loan fees	(543)	(490)

	244,650	213,208
Allowance for loan losses	(3,433)	(2,868)

Net loans	$241,217	$210,340

*	Includes home equity lines of credit, multifamily real estate mortgages, consumer loans and loans to municipalities.

The Company’s principal customers are primarily in the Middle Tennessee area with a concentration in Robertson, Sumner and Davidson Counties. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

At December 31, 2014, variable rate and fixed rate loans totaled $57,365,000 and $187,828,000, respectively. At December 31, 2013, variable rate and fixed rate loans totaled $33,951,000 and $179,747,000, respectively.

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $1,879,000 and $1,937,000 at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, none of these loans were restructured, nor were any related party loans charged off in 2014 or 2013.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses by type of loan for the years ended December 31, 2014 and 2013 are summarized as follows:

	Real Estate
(In Thousands)	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
December 31, 2014:

Allowance for loan losses:
Beginning balance	$230	$752	$1,227	$539	$120	$2,868
Provision	48	(65)	(61)	606	37	565
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$278	$687	$1,166	$1,145	$157	$3,433

Specific reserves:
Impaired loans	$—	$19	$3	$647	$—	$669
General reserves	278	668	1,163	498	157	2,764

Total	$278	$687	$1,166	$1,145	$157	$3,433

Loans:
Loans individually evaluated for impairment	$—	$287	$669	$2,066	$—	$3,022
Loans collectively evaluated for impairment	29,925	67,838	87,504	40,555	16,349	242,171

Total	$29,925	$68,125	$88,173	$42,621	$16,349	$245,193

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Real Estate
(In Thousands)	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
December 31, 2013:

Allowance for loan losses:
Beginning balance	$167	$535	$1,349	$348	$118	$2,517
Provision	63	371	(122)	198	12	522
Charge-offs	—	(154)	—	(7)	(10)	(171)
Recoveries	—	—	—	—	—	—

Ending balance	$230	$752	$1,227	$539	$120	$2,868

Specific reserves:
Impaired loans	$—	$—	$12	$33	$—	$45
General reserves	230	752	1,215	506	120	2,823

Total	$230	$752	$1,227	$539	$120	$2,868

Loans:
Loans individually evaluated for impairment	$1,004	$80	$793	$2,143	$—	$4,020
Loans collectively evaluated for impairment	21,011	60,708	80,787	34,298	12,874	209,678

Total	$22,015	$60,788	$81,580	$36,441	$12,874	$213,698

Impaired loans and related allowance for loan loss allocation amounts at December 31, 2014 and 2013 were as follows:

	Impaired Loans with Allowance			Impaired Loans With No Allowance
(In Thousands)	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
December 31, 2014:

Real estate:
Construction and land development	$—	$—	$—	$—	$—
Residential properties	125	126	19	162	163
Commercial and agricultural real estate	125	133	3	544	548
Commercial and agricultural production	1,773	1,812	647	293	308
Other	—	—	—	—	—

Total	$2,023	$2,071	$669	$999	$1,019

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

				Impaired Loans With
	Impaired Loans with Allowance			No Allowance
(In Thousands)	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
December 31, 2013:

Real estate:
Construction and land development	$—	$—	$—	$1,004	$1,004
Residential properties	—	—	—	80	80
Commercial and agricultural real estate	276	284	12	517	520
Commercial and agricultural production	406	432	33	1,737	1,744
Other	—	—	—	—	—

Total	$682	$716	$45	$3,338	$3,348

(In Thousands)	2014	2013
Average recorded investment in impaired loans	$3,559	$3,509

Interest income recognized on a cash basis on impaired loans	$193	$84

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed regularly by the Company to determine if appropriately classified or to determine if the loan is impaired. The Company’s loan portfolio is reviewed for credit quality on a quarterly basis, with samples being selected based on loan size, credit grades, etc., to ensure that the Company’s management is properly applying credit risk management processes.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category as of December 31, 2014 and 2013. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

•	Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

•	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

•	Doubtful loans have all the characteristics of substandard loans with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on nonaccrual status.

	Real Estate
(In Thousands)	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
December 31, 2014:

Credit Risk Profile by internally assigned grade:
Pass	$29,335	$66,666	$85,763	$40,282	$16,299	$238,345
Special mention	590	847	2,174	712	50	4,373
Substandard	—	612	236	1,627	—	2,475
Doubtful	—	—	—	—	—	—

Total	$29,925	$68,125	$88,173	$42,621	$16,349	$245,193

	Real Estate
(In Thousands)	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
December 31, 2013:

Credit Risk Profile by internally assigned grade:
Pass	$20,462	$60,198	$79,875	$32,962	$12,756	$206,253
Special mention	589	504	1,320	1,842	118	4,373
Substandard	964	86	385	1,637	—	3,072
Doubtful	—	—	—	—	—	—

Total	$22,015	$60,788	$81,580	$36,441	$12,874	$213,698

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following tables provide an aging analysis of the Company’s past due loans as of December 31, 2014:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual or Greater Than 90 Days	Nonaccrual and Past Due Loans	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Real estate:
Construction and land development	$—	$—	$—	$—	$29,925	$29,925	$—
Residential properties	—	—	—	—	68,125	68,125	—
Commercial and agricultural real estate	—	—	188	188	87,985	88,173	—
Commercial and agricultural production	—	—	1,382	1,382	41,239	42,621	—
Other	—	—	—	—	16,349	16,349	—

Total	$—	$—	$1,570	$1,570	$243,623	$245,193	$—

The following tables provide an aging analysis of the Company’s past due loans as of December 31, 2013:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual or Greater Than 90 Days	Nonaccrual and Past Due Loans	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Real estate:
Construction and land development	$—	$—	$964	$964	$21,051	$22,015	$—
Residential properties	443	181	—	624	60,164	60,788	—
Commercial and agricultural real estate	—	—	336	336	81,244	81,580	—
Commercial and agricultural production	—	—	—	—	36,441	36,441	—
Other	—	—	—	—	12,874	12,874	—

Total	$443	$181	$1,300	$1,924	$211,774	$213,698	$—

Non-accrual loans by type of loans as of December 31, 2014 and 2013:

(In Thousands)	2014	2013
Real estate:
Construction and land development	$—	$964
Residential properties	—	—
Commercial and agricultural real estate	188	336
Commercial and agricultural production	1,382	—
Consumer	—	—

Total	$1,570	$1,300

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

The Bank’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDR’s are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table summarizes the carrying balances of TDR’s at December 31, 2014 and 2013.

(In Thousands)	2014	2013
Performing TDR’s	$—	$—
Nonperforming TDR’s	188	1,300

Total TDR’s	$188	$1,300

Troubled debt restructurings may be removed from this status if both of the following conditions exist: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrows was willing to accept at the time of the restructuring for a new loan with comparable risk; and (2) the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, there were no TDR’s removed from this classification during the years ended December 31, 2014 and 2013.

The following table outlines the amount of each troubled debt restructuring during the year ended categorized by loan classification as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Real estate:
Construction and land development	$—	$—	$—	$—	$—	$—
Residential properties	—	—	—	—	—	—
Commercial and agricultural real estate	—	—	—	—	—	—
Commercial and agricultural production	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

During the year ended 2014 and 2013 there were no loans modified as a trouble debt restructuring that had default payments for the 12 months following the loan being modified.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(4)	PREMISES AND EQUIPMENT

The detail of Company premises and equipment at December 31, 2014 and 2013 was as follows:

(In Thousands)	2014	2013
Land and land improvements	$1,125	$1,125
Buildings	3,544	3,544
Equipment, furniture and fixtures	1,889	1,874
Automobile	67	66
Software	330	310
Construction in progress	41	15

Total	6,996	6,934
Less accumulated depreciation	(2,428)	(2,113)

Premises and equipment, net	$4,568	$4,821

Depreciation expense for the years ended December 31, 2014 and 2013 totaled $343,000 and $387,000.

(5)	RESTRICTED EQUITY SECURITIES

Restricted equity securities consists of stock of the Federal Reserve Bank amounting to $1,034,000 and $1,011,000 at December 31, 2014 and 2013, respectively; and Federal Home Loan Bank stock amounting to $940,000 and $869,000 at December 31, 2014 and 2013, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution.

(6)	DEPOSITS

Deposits at December 31, 2014 and 2013 are summarized as follows:

(In Thousands)	2014	2013
Non-interest bearing demand deposits	$36,813	$31,601
Interest bearing demand deposits	50,567	37,480
Savings and money market demand accounts	56,046	41,804
Certificates of deposit and individual retirement accounts $250,000 or greater	38,139	30,765
Other certificates of deposit and individual retirement accounts	55,428	55,393

Total deposits	$236,993	$197,043

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(6)	DEPOSITS, CONTINUED

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2014 are as follows:

(In Thousands)
Maturity	Amount
2015	$51,954
2016	18,149
2017	14,449
2018	4,864
2019	4,151

Total time deposits	$93,567

The aggregate amount of overdrafts reclassified as loans receivable was $23,000 and $18,000 at December 31, 2014 and 2013, respectively.

(7)	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase customer deposits were $370,000 and $437,000 at December 31, 2014 and 2013, respectively. The repurchase agreements are secured by securities with a market value of $706,000 and $935,000 at December 31, 2014 and 2013, respectively.

(In Thousands)	2014	2013
Average daily balance during the year	464	375
Average interest rate during the year	.08%	.05%
Maximum month-end balance during the year	575	556
Weighted average interest rate at year end	.07%	.05%

(8)	FEDERAL HOME LOAN BANK BORROWINGS

The advances from the Federal Home Loan Bank at December 31, 2014 and 2013 consist of the following:

(In Thousands)	2014	2013
Fixed rate advances	$20,769	$18,320
Weighted average rate	1.59%	1.82%
Variable rate advances	$—	$2,000
Weighted average rate	—%	0.20%

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(8)	FEDERAL HOME LOAN BANK BORROWINGS, CONTINUED

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2014:

(In Thousands)	2014
2015	$3,000
2016	7,534
2017	1,000
2018	1,000
2019	—
Thereafter	8,235

Total	$20,769

(9)	INCOME TAXES

The components of the net deferred income tax asset at December 31, 2014 and 2013 were as follows:

(In Thousands)	2014	2013
Deferred tax asset:
Federal	$1,384	$1,222
State	263	229

Total deferred tax asset	1,647	1,451

Deferred tax liability:
Federal	(459)	(309)
State	(91)	(58)

Total deferred tax liability	(550)	(367)

Net deferred asset	1,097	1,084
Less valuation allowance	(48)	(48)

Net deferred asset after valuation allowance	$1,049	$1,036

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2014 and 2013 are:

(In Thousands)	2014	2013
Financial statement allowance for loan losses in excess of tax allowance	$1,251	$1,034
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(140)	(199)
Unrealized gain in investment securities available-for-sale	(406)	(164)
Organizational and pre-opening costs amortized over a fifteen-year period for tax purposes, expensed for financial statements in initial year	130	150
FHLB stock dividend	(4)	(4)
Capital loss carryforward for Federal income tax purposes	48	48
Stock based compensation not currently deductible	106	105
Deferred gain on sale of other real estate owned	52	54
Other	60	60

Total deferred taxes	1,097	1,084
Valuation allowance	(48)	(48)

Total deferred taxes, net	$1,049	$1,036

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(9)	INCOME TAXES, CONTINUED

The components of income tax expense (benefit) are summarized as follows:

(In Thousands)	2014	2013
Current:
Federal	$1,391	$995
State	4	223

Total current expense	1,395	1,218

Deferred:
Federal	(213)	(180)
State	(42)	(31)

Total deferred expense (benefit)	(255)	(211)

Net tax expense	$1,140	$1,007

A reconciliation of actual income tax expense (benefit) in the consolidated financial statements to the “expected” tax expense (benefit) (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

(In Thousands)	2014	2013
Computed “expected” tax expense	$1,125	$988
State income taxes, net of effect of Federal income taxes	(25)	126
Disallowed expenses, net	192	13
Tax exempt interest, net of interest expense exclusion	(168)	(119)
Other	16	(1)

Actual tax expense	$1,140	$1,007

As of December 31, 2014 and 2013 the Company has not accrued or recognized interest or penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

There were no unrecognized tax benefits at December 31, 2014.

The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months. Included in the balance at December 31, 2014, were approximately $1,647,000 of tax positions (deferred tax assets) for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company files income tax returns in the United States (“U.S.”), as well as in the State of Tennessee. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(10)	COMMITMENTS AND CONTINGENCIES

As of December 31, 2014, the Company had available letters of credit from the Federal Home Loan Bank totaling $15 million to secure public deposits. These letters of credit were unfunded at December 31, 2014.

Rental payments under all leases totaled $24,000 and $21,000 during 2014 and 2013.

(11)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount
(In Thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$45,260	$39,292
Standby letters of credit	2,181	1,971

Total	$47,441	$41,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. There were $2,181,000 and $1,971,000 in standby letters of credit at December 31, 2014 and 2013, respectively

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(12)	EMPLOYEE BENEFIT PLAN

The Bank has in effect a 401(k) plan which covers eligible employees. To be eligible an employee must have obtained the age of 21 and completed six months of service. The provisions of the 401(k) Plan provide for both employee and employer contributions. For the years ended December 31, 2014 and 2013, the Bank contributed $126,000 and $106,000, respectively, to the 401(k) Plan.

(13)	CONCENTRATION OF CREDIT RISK

Practically all of the Company’s Bank’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area and substantially all such customers are depositors of the bank. The concentrations of credit by type of loan are set forth in Note 3 to the consolidated financial statements.

At December 31, 2014, the Company’s cash and due from banks and federal funds sold included commercial bank deposits aggregating $263,000 in excess of Federal Deposit Insurance Corporation limit of $250,000 per institution.

(14)	REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Bank is subject to regulatory capital requirements administered by the Federal Reserve Bank and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Bank’s capital status and the amount of dividends the Bank may distribute.

The Bank is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Bank is required to have a minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. In addition, the Bank is required to have a minimum leverage ratio of 4.0%. The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
December 31, 2014:
Total capital to risk weighted assets:
Commerce Union Bank	$37,993	15.4%	$19,720	8.0%	$24,650	10.0%

Tier 1 capital to risk weighted assets:
Commerce Union Bank	34,913	14.1	9,860	4.0	14,790	6.0

Tier 1 leverage ratio:
Commerce Union Bank	34,913	12.2	11,469	4.0	14,336	5.0

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(14)	REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS, CONTINUED

December 31, 2013:
Total capital to risk weighted assets:
Commerce Union Bank	$36,362	17.1%	$17,011	8.0%	$21,264	10.0%

Tier 1 capital to risk weighted assets:
Commerce Union Bank	33,701	15.9	8,478	4.0	12,717	6.0

Tier 1 leverage ratio:
Commerce Union Bank	33,701	13.6	9,912	4.0	12,390	5.0

As of December 31, 2014, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

In July 2013, the Federal banking regulators, in response to the Statutory Requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements are effective January 1, 2015 and include a new “Common Equity Tier I Ratio”, which has stricter rules as to what qualifies as Common Equity Tier I Capital. A summary of the changes to the Regulatory Capital Ratios are as follows:

	Guideline in Effect At December 31, 2014		Basel III Requirements
	Minimum	Well Capitalized	Minimum	Well Capitalized
Common Equity Tier I Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%

Tier I Capital to Risk Weighted Assets	4%	6%	6%	8%

Total Capital to Risk Weighted Assets	8%	10%	8%	10%

Tier I Leverage Ratio	4%	5%	4%	5%

The guidelines under Basel III establish a 2.5% capital conservation buffer requirement that is phased in over four years beginning January 1, 2016. The buffer is related to Risk Weighted Assets. The Basel III minimum requirements after giving effect to the buffer are as follows:

	2016	2017	2018	2019
Common Equity Tier I Ratio	5.125%	5.75%	6.375%	7.0%

Tier I Capital to Risk Weighted Assets Ratio	6.625%	7.25%	7.875%	8.5%

Total Capital to Risk Weighted Assets Ratio	8.625%	9.25%	9.875%	10.5%

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(15)	STOCK OPTION ARRANGEMENT

In 2006, the Board of Directors and shareholders of the Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers of the Company. As part of the reorganization, as discussed in Note 1, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. In 2014, the Board approved an amended and restated Plan to increase the number of options available under the Plan to 1,250,000. The Plan, as amended and restated, was approved by shareholders on March 10, 2015.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the stock option activity is as follows:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	460,458	$10.42	456,918	$10.44
Granted	12,000	12.60	13,000	10.78
Exercised	—	—	—	—
Forfeited	(18,755)	11.42	(9,460)	11.59

Outstanding at end of year	453,703	$10.43	460,458	$10.42

Options exercisable at year end	411,423		411,718

FASB ASC 718, “Share-Based Payment” was adopted by the Company as of August 14, 2006. This accounting standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2014 and 2013:

	2014	2013
Expected dividends	1.59%	1.00%
Expected term (in years)	6.5	6.5
Expected volatility	22.80%	15.00%
Risk-free rate	2.22%	1.18%

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(15)	STOCK OPTION ARRANGEMENT, CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/14	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at 12/31/14	Weighted Average Exercise Price
$ 9.52 - $ 12.76	453,703	$10.43	3.09 years	411,423	$10.30

	453,703			411,423

Aggregate intrinsic value (in thousands)	$1,164			$1,111

The weighted average fair value of options granted during the years 2014 and 2013 was $2.78 and $1.58, respectively. There were no options exercised during 2014 and 2013.

As of December 31, 2014 there was $74,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Valuation Hierarchy, Continued

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale - Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans - A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Other real estate owned - Other real estate owned “OREO” represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets - Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of life insurance. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

The following tables present the financial instruments carried at fair value as of December 31, 2014 and December 31, 2013, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	9,982	—	9,982	—
Obligations of state and political subdivisions	17,421	—	17,421	—

Total investment securities available-for-sale	27,403	—	27,403	—

Other assets	4,145	—	—	4,145

Total assets at fair value	$31,548	$—	$27,403	$4,145

December 31, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	13,144	—	13,144	—
Obligations of state and political subdivisions	11,149	—	11,149	—

Total investment securities available-for-sale	24,293	—	24,293	—

Other assets	2,003	—	—	2,003

Total assets at fair value	$26,296	$—	$24,293	$2,003

	Measured on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

December 31, 2014
Other real estate owned	$—	$—	$—	$—
Impaired loans, net (¹)	2,353	—	—	2,353

Total	$2,353	$—	$—	$2,353

December 31, 2013
Other real estate owned	$153	$—	$—	$153
Impaired loans, net (¹)	3,975	—	—	3,975

Total	$4,128	$—	$—	$4,128

(¹)	Amount is net of a valuation allowance of $669,000 at December 31, 2014 and $45,000 at December 31, 2013 as required by ASC 310, “Receivables.”

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

There are no liabilities measured at fair value.

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the twelve months ended December 31, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Year Ended December 31,
	2014		2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,003	$—	$—	$—
Total realized gains included in income	142	—	3	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31,	—	—	—	—
Purchases, issuances and settlements, net	2,000	—	2,000	—
Transfers out of Level 3	—	—	—	—

Fair value, December 31,	$4,145	$—	$2,003	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31,	$142	$—	$3	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Loans - The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk to determine the exit price.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Deposits, Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances - The carrying amounts of demand deposit, savings deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments - The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(In Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2014
Financial assets:
Loans, net	$241,217	$241,842	$—	$—	$241,842

Financial liabilities:
Deposits and securities sold under agreements to repurchase	237,363	235,052	—	—	235,052
Federal Home Loan Bank advances	20,769	20,998	—	—	20,998

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

December 31, 2013
Financial assets:
Loans, net	$210,340	$211,602	$—	$—	$211,602

Financial liabilities:
Deposits and securities sold under agreements to repurchase	197,480	192,334	—	—	192,334
Federal Home Loan Bank advances	20,320	20,390	—	—	20,390

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(17)	EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per share (“EPS”):

In Thousands (except share data)	2014	2013
Basic EPS Computation:
Numerator - Earnings available to common stockholders	$2,168	$1,898

Denominator - Weighted average number of common shares outstanding	3,068,085	3,062,538

Basic earnings per common share	$0.71	$0.62

Diluted EPS Computation:
Numerator - Earnings available to common stockholders	$2,168	$1,898

Denominator:
Weighted average number of common shares outstanding	3,068,085	3,062,358
Dilutive effect of stock options	62,562	—

	3,130,647	3,062,358

Diluted earnings per common share	$0.69	$0.62

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(18)	COMMERCE UNION BANCSHARES, INC.

PARENT COMPANY FINANCIAL INFORMATION

COMMERCE UNION BANCSHARES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2014 and 2013

(Dollars In Thousands)	2014		2013
ASSETS

Cash	$—	*	$1	*
Investment in wholly-owned bank subsidiary	35,567	*	33,965	*
Capitalized stock issuance costs	556		—
Due from bank subsidiary	614	*	643	*
Other assets	21		—

Total assets	$36,758		$34,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Dividends payable	$614		$613
Due to bank subsidiary	2	*	—	*
Other liabilities	105		9

Total liabilities	721		622

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 10,000,000 shares, no shares outstanding	—		—
Common stock, par value $1.00 per share, authorized 10,000,000 shares, 3,068,830 and 3,062,358 shares issued and outstanding	3,069		3,062
Additional paid-in capital	31,681		31,582
Retained earnings (deficit)	633		(921)
Accumulated other comprehensive earnings, net of income taxes of $406 and $164, respectively	654		264

Total shareholders’ equity	36,037		33,987

Total liabilities and shareholders’ equity	$36,758		$34,609

*	Eliminated in consolidation.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(18)	COMMERCE UNION BANCSHARES, INC.

PARENT COMPANY FINANCIAL INFORMATION

COMMERCE UNION BANCSHARES, INC.

(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

Two Years Ended December 31, 2014

(Dollars In Thousands)	2014	2013
Expenses:
Professional fees and other	$754	$90

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(754)	(90)
Federal income tax benefit	22	24

	(732)	(66)
Equity in undistributed earnings of commercial bank subsidiary	2,900 *	1,964 *

Net earnings	2,168	1,898

Other comprehensive earnings (losses), net of tax:
Net unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $242 and $294, respectively	390	(473)
Reclassification adjustments for net gains included in net earnings, net of taxes of $0 and $0, respectively	—	—

Other comprehensive earnings (loss)	390	(473)

Comprehensive earnings	$2,558	$1,425

*	Eliminated in consolidation.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(18)	COMMERCE UNION BANCSHARES, INC.

PARENT COMPANY FINANCIAL INFORMATION

COMMERCE UNION BANCSHARES, INC.

(Parent Company Only)

Statements of Changes in Shareholders’ Equity

Two Years Ended December 31, 2014

(In Thousands, Except For Share Data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance December 31, 2012	$—	$3,062	$31,555	$(2,206)	$737	$33,148
Cash dividends declared, $.20 per share	—	—	—	(613)	—	(613)
Stock based compensation	—	—	27	—	—	27
Changes in unrealized gain on available for sale securities, during the year, net of taxes of $294	—	—	—	—	(473)	(473)
Net income for the year	—	—	—	1,898	—	1,898

Balance December 31, 2013	—	3,062	31,582	(921)	264	33,987
Cash dividends declared, $0.20 per share	—	—	—	(614)	—	(614)
Issuance of 6,472 shares of stock to dividend reinvestment plan	—	7	65	—	—	72
Stock based compensation	—	—	34	—	—	34
Changes in unrealized loss on available for sale securities during the year, net of taxes of $242	—	—	—	—	390	390
Net income for the year	—	—	—	2,168	—	2,168

Balance December 31, 2014	$—	$3,069	$31,681	$633	$654	$36,037

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(18)	COMMERCE UNION BANCSHARES, INC.

PARENT COMPANY FINANCIAL INFORMATION

COMMERCE UNION BANCSHARES, INC.

(Parent Company Only)

Statements of Cash Flows

Two Years Ended December 31, 2014

Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2014	2013
Cash flows from operating activities:
Net income	$2,168	$1,898
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in earnings of commercial bank subsidiary	(2,900)	(1,964)
Increase in other assets	(21)	—
Increase (decrease) in other liabilities	96	(26)
Stock based compensation	34	27

Total adjustments	(2,791)	(1,963)

Net cash used in operating activities	(623)	(65)

Cash flows from investing activities:
Decrease in due from (to) bank subsidiary	31	21
Dividends received from commercial bank subsidiary	1,688	24

Net cash provided by (used in) investing activities	1,719	45

Cash flows from financing activities:
Dividends paid	(613)	—
Stock issuance costs paid	(556)	—
Proceeds from sale of stock pursuant to dividend reinvestment	72	—

Net cash provided by (used in) financing activities	(1,097)	—

Net decrease in cash and cash equivalents	(1)	(20)
Cash and cash equivalents at beginning of year	1	21

Cash and cash equivalents at end of year	$—	$1

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013

(19)	MERGER AGREEMENT

On March 10, 2015, the Company approved a merger with Reliant Bank (“Reliant”) effective on April 1, 2015 (“the Merger”). Under the terms of the Merger each outstanding share and options to purchase shares of Reliant common stock will be converted into the right to receive 1.0213 shares of the Company’s common stock. After the Merger is completed it is anticipated that the Company’s shareholders will own approximately 44.5% of the common stock and Reliant Bank’s shareholders will own approximately 55.5% of the outstanding common stock on a fully diluted basis.

The Merger will be accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant is considered to be acquiring Commerce Union in this transaction. As a result, the historical financial statements of the combined company will be the historical financial statements of Reliant following the completion of the Merger. The Merger will be effected by the issuance of shares of Commerce Union stock to Reliant shareholders. The assets and liabilities of Commerce Union as of the effective date of the Merger will be recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and liabilities of Commerce Union will be allocated to all identifiable intangibles assets. Any remaining excess will then be allocated to goodwill.

In periods following the completion of the Merger, the comparative historical financial statements of Commerce Union will be those of Reliant prior to the Merger. These financial statements will reflect the results attributable to the acquired operations of Commerce Union, as the acquired company for accounting purposes, beginning on the date the Merger is completed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Commerce Union maintains disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Commerce Union’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Commerce Union carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, Commerce Union’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls

There were no changes in Commerce Union’s internal control over financial reporting during Commerce Union’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Commerce Union’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors

The following table shows for each director of Commerce Union as of December 31, 2014: (1) his or her name; (2) his or her age as of December 31, 2014; (3) how long he or she has been a director of Commerce Union; (4) his or her position(s) with Commerce Union or Commerce Union Bank, other than as a director; and (5) his or her principal occupation and business experience for the past five years. In 2014, each director also served as a director of Commerce Union Bank. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years.

Name (Age)	Director of Commerce Union/Commerce Union Bank Since	Positions and Business Experience
Charles Trimble Beasley (66)	2006

Trim Beasley is currently the president of Center Star, Inc., a research and development firm specializing in thermal reflective material properties. He graduated from Vanderbilt University with a Bachelor of Engineering degree in 1970 and went on to earn a Master of Business Administration degree from the University of Tennessee in 1975. Mr. Beasley began his business career with Everett Beasley, Inc., serving as company president for 17 years before selling his business interest in 1997. Since that time, he has been involved in numerous small business ventures and securities and real estate investments. Mr. Beasley has served in the past as president of the Robertson County Cancer Society, president of the Robertson County Chamber of Commerce, president of the Springfield Rotary Club, and a member of the inaugural class of Leadership Middle Tennessee. He currently serves on the advisory committee of the Jennings A. Jones College of Business at Middle Tennessee State University. Additionally, Mr. Beasley has previously served on community bank boards, including First National Bank, Springfield. Mr. Beasley is presently a director of Farmers National Bank in Bowling Green, KY.

Mr. Beasley brings decades of business experience and an understanding of community banking to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on the Executive/Loan committee and as chairman of the board.

Jane Ellis Bellar (74)	2006	Jane Bellar is a retired banker with more than 22 years of experience in banking operations. She graduated from Antioch High School in Nashville, TN. After beginning her banking career in the deposit operations department of the original Commerce Union Bank, Ms. Bellar was promoted to Assistant vice President and Operations Manager of the bank before retiring from what was then NationsBank. Since her retirement, Ms. Bellar has been involved in a number of professional and community activities, serving as president of the Robertson County Chamber of Commerce and a member of the Historical Society of Springfield. Ms. Bellar brings

Name (Age)	Director of Commerce Union/Commerce Union Bank Since	Positions and Business Experience
		extensive operational experience to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where she serves as chairman of the Audit Committee and as vice chairman of the board.

John Lewis Bourne (59)	2006	Buddy Bourne is a veteran agricultural professional with over 31 years of experience in the tobacco industry. He graduated from Austin Peay State University with a Bachelor of Science degree in Agriculture. Since retiring from his position at Altria Client Services, his most recent employer, Mr. Bourne has continued to pursue his second career as a farmer, producing dark tobacco as well as grain crops. Over the course of his career, Mr. Bourne has been an active member in a variety of professional and community organizations, including the Middle Regional Advisory Council for the University of Tennessee Institute of Agriculture, the Alpha Gamma Rho fraternity, and the Delta Tau Alpha agricultural honor society. Mr. Bourne brings an extensive knowledge of agribusiness as well as a thorough understanding of local farming conditions to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on the Executive/Loan Committee.

William Ronald DeBerry (67)	2006	Ron DeBerry is currently the president and chief executive officer of Commerce Union and the president and chief executive officer of Commerce Union Bank. He received a Bachelor of Business Administration from the University of Mississippi in 1969 and earned a Master of Business of Administration from the University of Tennessee in 1977. After graduating from the University of Mississippi, Mr. DeBerry was commissioned a second lieutenant in the U.S. Army, serving on active duty from 1969 until 1971, including a tour of duty in Vietnam. Mr. DeBerry began his banking career with the former Commerce Union Bank in 1973. He was repeatedly promoted over the following decades, serving in an array of positions with increasing responsibility over strategic banking matters. On August 14, 2006, Mr. DeBerry established the new Commerce Union Bank. Since its inception, he has overseen the bank’s expansion into Sumner and Davidson counties. Mr. DeBerry brings vast banking experience and knowledge to the board of directors of Commerce Union and the board of directors of Commerce Union Bank. He currently serves as chairman of the board of directors of Commerce Union and the board of directors of Commerce Union Bank.

James Gilbert Hodges (59)	2008	Jim Hodges is the president of Hodges Group, Inc., a construction company he started in 1990. He currently directs the overall construction management, organization, and operations of all projects and related construction activities for the corporation. Over the course of nearly 25 years, Mr. Hodges has succeeded in expanding his company’s portfolio, offering hundreds of services to his clients and building Hodges Group into a multi-discipline construction company. In addition to his work at Hodges Group, Mr. Hodges has served in leadership positions at various community organizations, including the Chamber of Commerce of Sumner County, Mayor’s Advisory Council, Leadership Middle Tennessee, Portland Planning Commission, and Sumner County Industrial Board. He has also been the recipient of numerous awards, such as Citizen of the Year, Small Business of the Year, the Industrial Excellence Award, and the Governor’s Excellence Award. Additionally, Mr. Hodges served for 12 years on the advisory board for Cumberland Bank. He brings decades of experience in construction and small business management to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on the Executive/Loan, Audit Committee, and Compensation Committees.

Gwendolous Verdella Martin (68)	2006	Gwen Martin is currently the owner and operator of Martin Bonding Company and JR’s Car Wash, and she is also actively involved in various rental properties. She received her Bachelor of Science degree in Education from Tennessee State University in 1967. For 21 years, she was a teacher for the Robertson County Board of Education. Since then, she has pursued a range of business opportunities, including her current bonding, car wash, and real estate activities. She has previously served as a board member of the Robertson County Chamber of Commerce, president of the Robertson County Career Women, and a member of the Association of Professional Bail Agents. Additionally, she has been actively involved in various community organizations, including the Springfield Kiwanis Club, the Springfield Pacesetters, the Robertson County 9-1-1 Board, and the Robertson County Health Council. In 1992, Ms. Martin was named BP&W Woman of the Year, and in 1994 she was named the Gamma Beta Chapter, Eta Phi Beta Sorority Business Woman of the Year.

Name (Age)	Director of Commerce Union/Commerce Union Bank Since	Positions and Business Experience
		Ms. Martin brings decades of experience as both an educator and a small businesswoman to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where she serves on the Audit Committee.

Nancy Jo Martin (70)	2008	Ms. Martin has been the principal broker and owner of Martin Realty House in Gallatin, TN, since 1986, and she has been actively involved in the retail, agricultural, industrial, and commercial real estate markets for over 35 years. She attended Volunteer State Community College and completed her real estate education at the Graduate Realtors Institute, where she received the GRI and ABR designations in 1998. Under Ms. Martin’s leadership, Martin Realty House has grown into one of the leading real estate brokerages in Middle Tennessee. Ms. Martin is also active in numerous professional and community organizations, having served as a board member of the Gallatin Noon Rotary Club, president and board member of the Sumner Association of Realtors, and a member of the Tennessee Association of Realtors and the National Association of Realtors. Additionally, she has received multiple honors and distinctions over the years, including being named Gallatin BP&W Woman of the Year in 1994, a Leadership Sumner graduate in 1995, and one of the Top 50 Entrepreneurs in Middle Tennessee in 2012. She served on the Green Bank Advisory Board from 1999-2008. Ms. Martin brings extensive experience in the real estate brokerage market to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where she serves on the Audit Committee.

William Robert McKinney, Jr. (66)	2006	Bill McKinney is the former principal broker and co-owner of Century 21 Robertson County Real Estate, Inc., and he has been actively involved in the retail, agricultural, industrial, and commercial real estate markets for over 39 years. After attending the University of Tennessee in Knoxville, Mr. McKinney served in the Tennessee National Guard from 1969 until 1975. He began working at Century 21 in October 1974. During his time at Century 21, Mr. McKinney was responsible for overseeing all the operations of the largest real estate office in Springfield, Tennessee. Mr. McKinney’s other professional activities include serving as president/chairman of the Professional Standards Committee of the Robertson County Association of Realtors, president of the Middle Tennessee Century 21 Broker Council, Pre-Licensing Instructor at Volunteer State Community College, and a member of the Robertson County Chamber of Commerce. Additionally, Mr. McKinney served on the Community Bank Boards of the Bank of Goodlettsville and Union Planters Bank for eight years. Mr. McKinney brings extensive real estate experience to the board of directors of Commerce Union and the board of directors at Commerce Union Bank, where he serves on the Executive/Loan Committee.

Leland Gray Scott, Jr. (69)	2006	Lee Scott is a retired small businessman with over 38 years of experience in the retail and commercial insurance industry. He earned a Bachelor of Science in Agriculture from the University of Tennessee at Knoxville. Before beginning his career in insurance, Mr. Scott managed the Sumner County Farmers Co-Op and also owned and operated an analytical phosphate laboratory in Columbia, TN. Following his retirement from Farm Bureau Insurance, Mr. Scott has continued to provide guidance and leadership in the insurance profession in both Robertson and Sumner counties. He has also been involved for many years with the Boy Scouts, where he now serves on the Executive Board of the Middle Tennessee Council of the Boy Scouts of America. Additionally, Mr. Scott serves on the Springfield-Robertson County Airport Board and is a member of the NorthCrest Hospital Trust Board. He brings extensive knowledge of the insurance industry and an understanding of the importance of effective risk management practices to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on the Investment/ALCO Committee.

Don Richard Sloan (65)	2006	Don Sloan is an independent pharmacist who has owned and operated South Side Drug Company in Springfield, TN, for 40 years. He attended Austin Peay State University and graduated from the University of Tennessee College of Pharmacy in Memphis, TN, in 1972. In addition to his duties at South Side Drug Company, Mr. Sloan is a partial owner of Springfield Drugs and serves on the Robertson County Board of Health and the City of Springfield’s Zoning and Appeals Board. He is also a member of the Tennessee Pharmacist Association and the American Pharmacy Cooperative. As a long time small businessman and healthcare professional, Mr. Sloan brings valuable insights to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on the Executive/Loan Committee.

Name (Age)	Director of Commerce Union/Commerce Union Bank Since	Positions and Business Experience
Marvin Leroy Smith, III (59)	2006	Lee Smith is a successful businessman with more than 35 years of experience in managing and growing small business operations. He attended Austin Peay State University in Clarksville, TN. From 1972 to 1977, Mr. Smith held senior management positions at two different tobacco companies, where he guided international trade and corporate business operations. Mr. Smith has served as the president of Better Block Company, Inc., since acquiring ownership in that company in 1992. Under his stewardship, the company has grown to become one of the most respected suppliers to construction companies in the area. Mr. Smith is currently a member of the NorthCrest Hospital Board of Trust, and he has previously served on the Board of Trustees of Davidson Academy in Nashville, TN, and the Robertson County Chamber of Commerce. Along with a detailed understanding of the demands faced by small business owners, Mr. Smith brings manufacturing experience and knowledge of local construction markets to the board of directors of Commerce Union and the board of directors of Commerce Union Bank, where he serves on both the Audit and Compensation/Benefits Committees.

Information about Executive Officers

Set forth below is information about our executive officers, other than Mr. DeBerry, our president and chief executive officer, who is also a director and is discussed above.

Name (Age)	Officer Since	Positions and Business Experience
Paula DeBerry (57)	2007

Mrs. DeBerry serves as an Executive Vice-President, the Chief Retail Officer, and the Sumner County Market President of Commerce Union Bank. Mrs. DeBerry has more than 37 years’ banking experience, beginning her Tennessee banking career in 1977 at the former Commerce Union Bank. From 1977 until 1989, Mrs. DeBerry advanced through the Commerce Union/NationsBank system to the position of vice-president and branch manager. She joined AmSouth Bank in 1993 as vice-president and area manager. She left AmSouth in 1996 to become senior vice-president and regional manager for 10 middle Tennessee offices at First Union National Bank in 1996 and remained with First Union until she joined First Independent Bank in Gallatin as its senior vice-president. Her responsibilities at First Independent included branch administrator, investment manager and commercial loan officer. Mrs. DeBerry left First Independent Bank for Cumberland Bank in 2002. In 2004, she became president of the bank until its merger when she was named executive vice-president and consumer executive. In 2005 she was promoted to executive vice president/commercial executive of the bank. Mrs. DeBerry joined Commerce Union Bank to oversee its Sumner County operations in 2007.

Mrs. DeBerry’s community involvement includes service to the Sumner Foundation, and many local schools, national charities, and service organizations, including the Boy Scouts, Habitat for Humanity, the United Way, the Cotillion Club, the Gallatin High School PTO, the Sumner County Chamber of Commerce, the Rotary Club, Forward Sumner Economic Council, among others. Mrs. DeBerry is a graduate of Springfield High School and the Tennessee School of Banking.

Scott Bagwell (58)	2006	Scott Bagwell is an Executive Vice President and the Chief Lending Officer of Commerce Union Bank and the Robertson County Bank Market President. Mr. Bagwell has over 30 years’ banking experience. He began his banking career with the former Commerce Union Bank in 1978 and stayed with the institution as it became Sovran Bank, C&S/Sovran Bank, NationsBank, and eventually Bank of America. Mr. Bagwell earned his undergraduate degree from the University of Tennessee, Knoxville and has extensive bank-related education. Mr. Bagwell has active in his community, holding leadership positions in numerous civic and charitable organizations in Robertson County and surrounding areas.

Name (Age)	Officer Since	Positions and Business Experience
Rick Murray (59)	2008

Rick Murray is the Chief Financial Officer of Commerce Union and Commerce Union Bank. He has over 30 years of experience in the design and implementation of business information systems and processes, in addition to an extensive background in the design, support and auditing of financial systems in banking environments. He has been in the forefront of implementing several leading-edge technologies for community banks, including branch/merchant capture, web-based treasury management and advanced profitability analysis. He has a strong background in community banking including finance/accounting, IT, operations, electronic payments, compliance and team building. He also has extensive training experience, having taught in-house and community college classes for several years. He is a certified facilitator, having led numerous strategic planning, team building and change management workshops.

Mr. Murray has provided numerous services to internal and external clients, including: management consulting, financial/accounting consulting, network design, risk management and continuity planning. As an accountant and an IT professional, Mr. Murray has been a frequent speaker at local and national accounting, banking and technology conferences. Rick has been a presenter on accounting, cash management, risk management and information technology topics for A. S. Pratt and Sons. He has also updated and edited several book chapters on bank IT operations, business continuity planning and electronic payments for Sheshunoff Information Services.

Mr. Murray holds a bachelor’s degree in business management and a master of business administration degree from Tennessee Technological University. In addition, Rick holds a bachelor’s degree in accounting from Middle Tennessee State University. His professional credentials include: Certified Public Accountant (CPA-Inactive), Certified Information Systems Auditor (CISA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Security +, Microsoft Certified Professional (MCP) and Master Certified Novell Engineer (MCNE).

Family Relationships

Mr. DeBerry, our president and chief executive officer, and a director, is married to Paula Derry, our Executive Vice-President, Chief Retail Officer and Sumner County Market Vice President.

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

The Company’s business is managed by its employees under the direction and oversight of the board of directors. Board members are kept informed of the Company’s business through discussions with management, materials provided to them by management and their participation in board and board committee meetings.

Board Composition and Director Independence

As of December 31, 2014, the board is comprised of eleven directors. The directors of the Company are also directors of the Bank. The current board is comprised of one employee director, William R. DeBerry, and ten non-employee directors. The board has determined that a majority of its members are independent as defined by the listing standards of the NASDAQ Stock Market. Specifically, our board of directors has determined that the following directors are independent: Charles Trimble Beasley, Jane Ellis Bellar, John Lewis Bourne, James Gilbert Hodges, Gwendolous Verdella Martin, Nancy Jo Martin, William Robert McKinney, Jr., Leland Gray Scott, Don Richard Sloan, and Marvin Leroy Smith, III.

The board of directors has four standing committees: the Executive/Loan Committee, the Audit Committee, the Human Resource/Compensation Committee, and the Nominating and Board Governance Committee. The board limits membership on the Audit Committee, the Compensation Committee and the Nominating/Board Governance Committee to independent directors as defined by the NASDAQ listing standards and the rules and regulations of the Securities and Exchange Commission (“SEC”). The standing committees advise the board of directors on policy origination and plan administrative strategy and assure policy compliance through management reporting from areas under their supervision. Each of these four committees has an identical counterpart which serves the board of the Bank. The Company’s board selects the non-management directors from the Company’s independent directors if appointed.

Board Leadership Structure

Currently, the chairman of the board, Charles Trimble Beasley, is an independent director. The offices of chairman of the board and chief executive officer are separated, with William Ronald DeBerry holding the position of president and CEO. The Company does not have a formal policy with respect to the separation or combination of the offices of chairman of the board and CEO. Rather, the board has the discretion to combine or separate these roles as it deems appropriate from time to time, which provides the board with necessary flexibility to adjust to changed circumstances. The board determined that separating the roles of chairman and CEO would allow the CEO to devote the requisite significant time and focus on managing our business. However, under other circumstances, the board may determine that combining these roles would better serve the Company by enabling one individual to act as a bridge between management and the board, thereby facilitating their common purpose, and clarifying lines of authority and responsibility.

Risk Oversight

Oversight of risk management is a central focus of the board and its committees. The full board regularly receives reports both from committees and from management with respect to the various risks facing the Company, including the Bank, and oversees planning and responding to them as appropriate. The Audit Committee currently has primary responsibility for oversight of financial risk and for oversight of the Company’s risk management processes, including those relating to litigation and regulatory compliance. Under its charter, the Audit Committee is required to discuss the Company’s risk assessment and risk management policies and to inquire about any significant risks and exposures and the steps taken to monitor and minimize such risks. The Human Resource/Compensation Committee is chiefly responsible for compensation-related risks. Under its charter, the Human Resource/Compensation Committee must discuss and review the key business and other risks the Company faces and the relationship of those risks to certain compensation arrangements. Each of these committees receives regular reports from management concerning areas of risk for which the committee has oversight responsibility.

Code of Conduct

The Company has adopted a Code of Conduct, which contains provisions consistent with the SEC’s description of a code of ethics, which applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller and persons performing similar functions. The purpose of the Code of Conduct is, among other things, to provide written standards that are reasonably designed to deter wrongdoing and to: (1) promote honest and ethical conduct; (2) provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other public communications by the Company; (3) assure compliance with applicable governmental laws, rules and regulations; (4) require prompt reporting of any violations of the Code of Conduct; and (5) establish accountability for adherence to the Code of Conduct. Each director is required to read and certify annually that he or she has read, understands and will comply with the Code of Conduct. The Company’s Code of Conduct is available on the Company’s website at www.commerceunionbank.com in the Investor Relations area.

Meetings of the Boards of Directors

In 2014, all of the directors of Commerce Union Bancshares also served as directors of Commerce Union Bank. The Commerce Union Bank board held nine meetings during 2014, and the Commerce Union Bancshares board held four meetings in 2014. All directors attended at least 85% of the aggregate total number of meetings bank and holding company board and meetings of the bank and holding company board committees on which they served (to the extent held during the period for which the director had been a member of the board(s) or a member of such board committees). The company does not have a policy for director attendance at annual meetings. Each of our directors was present at the 2014 annual shareholders’ meeting.

Audit Committee

The Audit Committee selects and engages the Company’s independent registered public accounting firm each year. In accordance with its charter, the Audit Committee, among other things, reviews the Company’s financial statements, the results of internal auditing, financial reporting procedures, and reports of regulatory authorities, and it regularly reports to the board of directors with respect to all significant matters presented at meetings of the Audit Committee. The charter of the Audit Committee is available on the Company’s website at www.commerceunionbank.com in the Investor Relations area. The Audit Committee is currently comprised of five non-employee directors: Jane Ellis Bellar, James Gilbert Hodges, Nancy Jo Martin, Gwendolous Verdella Martin, and Marvin Leroy Smith, III, each of whom is “independent” as defined by the NASDAQ listing standards and the rules and regulations of the SEC. The Audit Committee does not have an “audit committee financial expert,” as defined in applicable SEC rules, because no director on the board satisfies the criteria of an audit committee financial expert and the Company has not been able to find a suitable board member who is such an expert. The Audit Committee held four meetings for the Company during 2014, each of which was held concurrently with the Bank’s Audit Committee.

Audit Committee Report

Committee Charter

The Audit Committee and the board have approved and adopted a charter for the Audit Committee, a copy of which is available on the Company’s website at www.commerceunionbank.com in the Investor Relations area. In accordance with the charter, the Audit Committee assists the board in fulfilling its responsibility for overseeing the accounting, auditing and financial reporting processes of the Company. The responsibilities of the Audit Committee are described in greater detail in its charter.

Auditor Independence

The Audit Committee received from Maggart & Associates P.C. (“Maggart & Associates”) written disclosures and a letter regarding its independence as required by Public Company Accounting Oversight Board Rule 3526, “Communication with Audit Committees Concerning Independence,” describing all relationships between the independent registered public accounting firm and the Company that might bear on the registered public accounting firm’s independence, and discussed this information with Maggart & Associates. The Audit Committee also reviewed with Maggart & Associates and financial management of the Company the audit plans, audit scope and audit procedures. The discussions with Maggart & Associates also included the matters required by the Public Accounting Oversight Board Auditing Standard No. 16. The Audit Committee has also considered, and concluded, that the provision of services by Maggart & Associates described under the caption “Audit and Non-Audit Fees” are compatible with maintaining the independence of Maggart & Associates.

Review of Audited Financial Statements

The Audit Committee has reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2014 and has discussed the audited financial statements with management and with Maggart & Associates. Based on all of the foregoing reviews and discussions with management and Maggart & Associates, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, to be filed with the SEC.

The foregoing report is submitted by the following members of the Audit Committee:

Jane Ellis Bellar, Chairman

James Gilbert Hodges,

Nancy Jo Martin

Gwendolous Verdella Martin,

Marvin Leroy Smith, III

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The Compensation and Benefits Committee (the “Compensation Committee”) carries out the board’s overall responsibilities with respect to executive compensation, director compensation and reviews the performance of the Company’s principal executive officer (the “PEO”). The Committee also oversees administration of the Company’s employee benefit plans. The Committee operates under a written charter (see www.commerceunionbank.com) that is approved annually by the board. The Compensation Committee chairman sets the agenda and calendar for the Compensation Committee. The Compensation Committee has the authority to hire independent consultants to advise the Compensation Committee on compensation matters. For fiscal 2014, the Committee did not hire an independent consultant to advise the Compensation Committee on compensation matters. The PEO reviews the performance of the other named executive officers and recommends to the Compensation Committee compensation packages for each of them.

Total compensation of the Company’s named executive officers is determined primarily by the Company’s size in earning assets, the Company’s financial performance and the individual executive’s performance. In determining what types and levels of total compensation to offer the named executive officers, the Compensation Committee follows a written executive compensation policy, including guidelines, using predetermined Company financial parameters for the distribution of the particular components of total compensation to the named executive officers.

Compensation Philosophy

The Company’s overall executive compensation philosophy is to align its compensation program with optimizing shareholder value. To that end, the program is designed to recognize superior operating performance and to attract, retain and motivate the executive talent essential to the Company’s financial success. Consistent with this philosophy, the Compensation Committee is guided by the following objectives when administering the Company’s overall compensation program:

•	Attract and retain highly qualified executives who portray the Company’s culture and values;

•	Motivate executives to provide excellent leadership and achieve the Company’s goals;

•	Provide substantial performance-related incentive compensation that is aligned with the Company’s strategies and directly tied to meeting specific Company objectives;

•	Strongly link the interests of the executives to the value derived by the Company’s shareholders from owning the Company’s common stock; and

•	Be fair, ethical, transparent and accountable in setting and disclosing executive compensation.

In furtherance of these objectives, the following considerations underlie the Compensation Committee’s determination with respect to the following principal elements of compensation for the named executive officers:

Base Salary – Individual salary determinations should be based upon the officer’s qualifications, behaviors, cultural adherence and performance.

Annual Cash Incentives – Executives should have a portion of their total cash compensation at risk, contingent upon meeting Company objectives.

Long-Term Equity-Based Awards – Executives who are critical to the Company’s long-term success should participate in long-term incentive opportunities that link a portion of their total compensation to increasing shareholder value.

Retirement Plans and Other Benefits – Executives should participate in the Company’s benefit programs, such as health insurance, 401(k) plan, vacation and life insurance, at a level consistent with policy, prevailing law and current regulation.

Total compensation is intended to correlate to the Company’s ability to grow earning assets, which in turn enhances the Company’s growth in shareholder value. The Compensation Committee did not use competitive salary surveys to determine or measure the total compensation of the named executive officers. A portion of each named executive officer’s total compensation consists of cash payments, including base salary and/or annual cash incentive awards.

Fiscal 2014 Summary Compensation Table and Narrative

Under rules established by the SEC, the Company is required to provide certain data and information regarding the compensation and benefits awarded to, earned by or paid to all persons who served as principal executive officer of the Company during 2014 and the two other most highly compensated executive officers whose total compensation exceeded $100,000 (the “named executive officers”). The disclosure requirements include the use of tables and narrative discussion of any material factors necessary to an understanding of the information disclosed in the tables. The summary compensation table below sets forth certain elements of compensation for the named executive officers of the Company and the Bank for the periods indicated.

The following table shows the compensation we paid for the years ended December 31, 2014 and 2013 to our president and chief executive officer and our three most highly compensated other executive officers who earned over $100,000 for the year ended 2014 (collectively, the “named executive officers”).

Name and principal position	Year	Salary ($)	Bonus (1)($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation (1)(2)(3)(4)($)	Total ($)
Ron DeBerry,	2014	244,535.72	39,375.00	—	—	—	—	27,955.72	311,866.44
President and Chief Executive Officer	2013	235,000.07	0	—	—	—	—	26,300.50	261,300.57

Rick Murray,	2014	155,689.68	21,825.00	—	—	—	—	26,872.52	204,387.20
Chief Financial Officer	2013	147,375.00	11,750.00	2,516	—	—	—	39,045.72	198,170.72

Scott Bagwell,	2014	170,738.56	13,685.00	—	—	—	—	28,294.25	212,717.81
Chief Lending Officer	2013	164,696.66	14,000.00	—	—	—	—	39,821.99	218,518.65

Paula DeBerry,	2014	169,960.76	31,122.00	—	—	—	—	27,937.51	229,020.27
Chief Retail Officer	2013	137,185.00	14,000.00	—	—	—	—	26,342.81	177,527.81

(1)	For Mr. DeBerry, includes $9,742 and $9,871 of company matching contributions to 401(k) plan for 2013 and 2014, respectively, $1,860 for club dues paid for each of 2013 and 2014, $738 for premiums paid on term life insurance policy for each of 2013 and 2014, $1,416 and $1,448 for premiums paid on short-term and long-term disability insurance policies for 2013 and 2014, respectively, $6,393 and $6,543 for premiums paid on health, dental, and vision insurance policies in 2013 and 2014, respectively; $4,951 and $6,296 representing the fair value for Mr. DeBerry’s use of a company car for 2013 and 2014, respectively, and $1,200 for cell phone reimbursement for each of 2013 and 2014.

(2)	For Mr. Murray, includes $6,255 and $6,383 of company matching contributions to 401(k) plan for 2013 and 2014, respectively, $1,200 for club dues paid for each of 2013 and 2014, $431 for premiums paid on term life insurance policy for each of 2013 and 2014, $1,278 and $1,386 for premiums paid on short-term and long-term disability insurance policies for 2013 and 2014, respectively, $19,682 and $7,272 for premiums paid on health, dental, and vision insurance policies in 2013 and 2014, respectively, $9,000 for auto allowance paid in each of 2013 and 2014, and $1,200 for cell phone reimbursement for each of 2013 and 2014.
(3)	For Mr. Bagwell, includes $7,566 and $8,385 of company matching contributions to 401(k) plan for 2013 and 2014, respectively, $250 for club dues paid for each of 2013 and 2014, $738 for premiums paid on term life insurance policy for each of 2013 and 2014, $1,386 and $1,448 for premiums paid on short-term and long-term disability insurance policies for 2013 and 2014, respectively, $19,682 and $7,272 for premiums paid on health, dental, and vision insurance policies in 2013 and 2014, respectively, $9,000 for auto allowance paid in each of 2013 and 2014, and $1,200 for cell phone reimbursement for each of 2013 and 2014.
(4)	For Mrs. DeBerry, includes $6,449 and $7,816 of company matching contributions to 401(k) plan for 2013 and 2014, respectively, $1,500 for club dues paid for each of 2013 and 2014, $431 for premiums paid on term life insurance policy for 2013 and 2014, $1,370 and $1,448 for premiums paid on short-term and long-term disability insurance policies for 2013 and 2014, respectively, $6,393 and $6,543 for premiums paid on health, dental, and vision insurance policies in 2013 and 2014, respectively, $9,000 for auto allowance paid in each of 2013 and 2014, and $1,200 for cell phone reimbursement for each of 2013 and 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares covered by both exercisable and non-exercisable options owned by the individuals named in the Summary Compensation Table as of December 31, 2014, as well as the related exercise prices and expiration dates. Options are granted pursuant to Commerce Union’s stock option plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron DeBerry	78,750	—	—	$9.52	8/23/2016	—	—	—	—
Rick Murray	21,000	—	—	$11.67	2/28/2018	—	—	—	—
Scott Bagwell	21,000	—	—	$9.52	8/23/2016	—	—	—	—
Paula DeBerry	21,000	—	—	$11.43	3/1/2017	—	—	—	—

Ron DeBerry. On January 1, 2006, we entered into an employment agreement with Ron DeBerry to serve as the President and Chief Executive Officer of Commerce Union Bank. The agreement provides for an initial term of thirty-six months and renews automatically for additional twelve-month terms at the end of the initial term and each renewal term thereafter unless terminated or amended by the mutual agreement of Mr. DeBerry and Commerce Union Bank upon notice of a party’s intent not to renew delivered at least 60 days prior to a renewal date.

The initial base salary for Mr. DeBerry was $150,000 per year. This salary was increased to $180,000 per year after Commerce Union Bank received its certificate of authority to do a banking business. This amount is reviewed at least annually by Commerce Union Bank’s nomination and compensation committee.

Under the agreement, Mr. DeBerry receives 20 days’ paid vacation per year, a bank-owned or leased vehicle for his use, cellphone reimbursement, a country club membership, civic club memberships, and business-related entertainment expenses. Mr. DeBerry is also entitled to participate or receive benefits under any employee benefits plans including, but not limited to, stock option plans, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by Commerce Union Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements.

If the employment agreement is terminated for any reason other than for cause or as a result of Mr. DeBerry’s disability, retirement, or death, or if Mr. DeBerry’s employment is terminated involuntarily following a change in control of Commerce Union Bank, Mr. DeBerry is entitled to a lump sum equal to twelve months of his base salary and life, medical, dental and disability coverage for a period of twelve months. Additionally, upon the occurrence of a change in control of Commerce Union Bank, Mr. DeBerry is entitled to the value of any employer contributions that would have been made by Commerce Union Bank on Mr. DeBerry’s behalf to any tax-qualified retirement plan sponsored by Commerce Union Bank as of the date of termination.

If Mr. DeBerry’s employment is terminated as a result of his becoming disabled, Mr. DeBerry is entitled to either the compensation provided for in Commerce Union Bank’s disability plan, if any, or fifty percent of his base salary for a period not to exceed 24 months. Upon Mr. DeBerry’s retirement, Mr. DeBerry is entitled to all of the benefits under any retirement plan of Commerce Union Bank to which Mr. DeBerry is a party. In the event of Mr. DeBerry’s death, Commerce Union Bank shall pay to Mr. DeBerry’s estate the compensation due to Mr. DeBerry through the last day of the calendar month in which his death occurred.

Mr. DeBerry will not be entitled to any additional compensation or other benefits in the event that his employment is terminated for cause.

The employment agreement contains a provision restricting Mr. DeBerry’s ability to compete with Commerce Union Bank for a period of twelve months following the termination of his employment for any reason, as well a provision relating to the protection of confidential information.

Upon the consummation of the planned merger between Commerce Union Bank and Reliant, Mr. DeBerry will enter into a new employment agreement with Commerce Union and Commerce Union Bank.

Rick Murray. On June 20, 2008, we entered into an employment agreement with Mr. Murray to serve as an executive officer of Commerce Union Bank. Mr. Murray has served as the chief financial officer of Commerce Union Bank and Commerce Union since that date. The employment agreement provides for an initial term of thirty-six months and renews automatically for additional twelve-month terms at the end of the initial term and each renewal term thereafter unless terminated or amended by the mutual agreement of Mr. Murray and Commerce Union Bank upon notice of a party’s intent not to renew delivered at least 60 days prior to a renewal date.

The employment agreement provides for an initial base salary of $110,000 per year. This amount is reviewed at least annually by Commerce Union Bank’s nomination and compensation committee.

Under the agreement, Mr. Murray receives 4 weeks’ paid vacation per year, a $750 per month vehicle allowance, cellphone reimbursement, civic club memberships, and business-related entertainment expenses. Mr. Murray is also entitled to participate or receive benefits under any employee benefits plans including, but not limited to, stock option plans, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by Commerce Union Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements.

If the employment agreement is terminated for any reason other than for cause or as a result of Mr. Murray’s disability, retirement, or death, or if Mr. Murray’s employment is terminated involuntarily following a change in control of Commerce Union Bank, Mr. Murray is entitled to a lump sum equal to twelve months of his base salary and life, medical, dental and disability coverage for a period of twelve months. Additionally, upon the occurrence of a change in control of Commerce Union Bank, Mr. Murray is entitled to the value of any employer contributions that would have been made by Commerce Union Bank on Mr. Murray’s behalf to any tax-qualified retirement plan sponsored by Commerce Union Bank as of the date of termination.

If Mr. Murray’s employment is terminated as a result of his becoming disabled, Mr. Murray is entitled to either the compensation provided for in Commerce Union Bank’s disability plan, if any, or fifty percent of his base salary for a period not to exceed 24 months. Upon Mr. Murray’s retirement, Mr. Murray is entitled to all of the benefits under any retirement plan of Commerce Union Bank to which Mr. Murray is a party. In the event of Mr. Murray’s death, Commerce Union Bank shall pay to Mr. Murray’s estate the compensation due to Mr. Murray through the last day of the calendar month in which his death occurred.

Mr. Murray will not be entitled to any additional compensation or other benefits in the event that his employment is terminated for cause.

The employment agreement contains a provision restricting Mr. Murray’s ability to compete with Commerce Union Bank for a period of twelve months following the termination of his employment for any reason, as well a provision relating to the protection of confidential information.

Upon the consummation of the planned merger between Commerce Union Bank and Reliant, Mr. Murray will enter into a new employment agreement with Commerce Union and Commerce Union Bank. The merger is anticipated to close on April 1, 2015.

Scott Bagwell. On March 1, 2006, we entered into an employment agreement with Mr. Bagwell to serve as the chief lending officer of Commerce Union Bank. The employment agreement provides for an initial term of thirty-six months and renews automatically for additional twelve-month terms at the end of the initial term and each renewal term thereafter unless terminated or amended by the mutual agreement of Mr. Bagwell and Commerce Union Bank upon notice of a party’s intent not to renew delivered at least 60 days prior to a renewal date.

The employment agreement provides for an initial base salary of $125,000 per year. This amount is reviewed at least annually by Commerce Union Bank’s nomination and compensation committee.

Under the agreement, Mr. Bagwell receives 20 days’ paid vacation per year, a $500 per month vehicle allowance, cellphone reimbursement, a country club membership, civic club memberships, and business-related entertainment expenses. Mr. Bagwell is also entitled to participate or receive benefits under any employee benefits plans including, but not limited to, stock option plans, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by Commerce Union Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements.

If the employment agreement is terminated for any reason other than for cause or as a result of Mr. Bagwell’s disability, retirement, or death, or if Mr. Bagwell’s employment is terminated involuntarily following a change in control of Commerce Union Bank, Mr. Bagwell is entitled to a lump sum equal to twelve months of his base salary and life, medical, dental and disability coverage for a period of twelve months. Additionally, upon the occurrence of a change in control of Commerce Union Bank, Mr. Bagwell is entitled to the value of any employer contributions that would have been made by Commerce Union Bank on Mr. Bagwell’s behalf to any tax-qualified retirement plan sponsored by Commerce Union Bank as of the date of termination.

If Mr. Bagwell’s employment is terminated as a result of his becoming disabled, Mr. Bagwell is entitled to either the compensation provided for in Commerce Union Bank’s disability plan, if any, or fifty percent of his base salary for a period not to exceed 24 months. Upon Mr. Bagwell’s retirement, Mr. Bagwell is entitled to all of the benefits under any retirement plan of Commerce Union Bank to which Mr. Bagwell is a party. In the event of Mr. Bagwell’s death, Commerce Union Bank shall pay to Mr. Bagwell’s estate the compensation due to Mr. Bagwell through the last day of the calendar month in which his death occurred.

Mr. Bagwell will not be entitled to any additional compensation or other benefits in the event that his employment is terminated for cause.

The employment agreement contains a provision restricting Mr. Bagwell’s ability to compete with Commerce Union Bank for a period of twelve months following the termination of his employment for any reason, as well a provision relating to the protection of confidential information.

Upon the consummation of the planned merger between Commerce Union Bank and Reliant, Mr. Bagwell will enter into a new employment agreement with Commerce Union and Commerce Union Bank. The merger is anticipated to close on April 1, 2015.

Paula DeBerry. On February 1, 2007, we entered into an employment agreement with Mrs. DeBerry to serve as the Chief Retail Officer of Commerce Union Bank. The employment agreement provides for an initial term of thirty-six months and renews automatically for additional twelve-month terms at the end of the initial term and each renewal term thereafter unless terminated or amended by the mutual agreement of Mrs. DeBerry and Commerce Union Bank upon notice of a party’s intent not to renew delivered at least 60 days prior to a renewal date.

The employment agreement provides for an initial base salary of $125,000 per year. This amount is reviewed at least annually by Commerce Union Bank’s nomination and compensation committee.

Under the agreement, Mrs. DeBerry receives four weeks’ paid vacation per year, a $750 per month vehicle allowance, cellphone reimbursement, a country club membership, civic club memberships, and business-related entertainment expenses. Mrs. DeBerry is also entitled to participate or receive benefits under any employee benefits plans including, but not limited to, stock option plans, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by Commerce Union Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements.

If the employment agreement is terminated for any reason other than for cause or as a result of Mrs. DeBerry’s disability, retirement, or death, or if Mrs. DeBerry’s employment is terminated involuntarily following a change in control of Commerce Union Bank, Mrs. DeBerry is entitled to a lump sum equal to twelve months of her base salary and life, medical, dental and disability coverage for a period of twelve months. Additionally, upon the occurrence of a change in control of Commerce Union Bank, Mrs. DeBerry is entitled to the value of any employer contributions that would have been made by Commerce Union Bank on Mrs. DeBerry’s behalf to any tax-qualified retirement plan sponsored by Commerce Union Bank as of the date of termination.

If Mrs. DeBerry’s employment is terminated as a result of her becoming disabled, Mrs. DeBerry is entitled to either the compensation provided for in Commerce Union Bank’s disability plan, if any, or fifty percent of her base salary for a period not to exceed 24 months. Upon Mrs. DeBerry’s retirement, Mrs. DeBerry is entitled to all of the benefits under any retirement plan of Commerce Union Bank to which Mrs. DeBerry is a party. In the event of Mrs. DeBerry’s death, Commerce Union Bank shall pay to Mrs. DeBerry’s estate the compensation due to Mrs. DeBerry through the last day of the calendar month in which her death occurred.

Mrs. DeBerry will not be entitled to any additional compensation or other benefits in the event that her employment is terminated for cause.

The employment agreement contains a provision restricting Mrs. DeBerry’s ability to compete with Commerce Union Bank for a period of twelve months following the termination of her employment for any reason, as well a provision relating to the protection of confidential information.

Upon the consummation of the planned merger between Commerce Union Bank and Reliant, Mrs. DeBerry will enter into a new employment agreement with Commerce Union and Commerce Union Bank. The merger is anticipated to close on April 1, 2015.

DIRECTOR COMPENSATION

During the year ended December 31, 2014, each director of Commerce Union Bank received a retainer in the amount of $6,000 and fees of $150 for attendance at each board meeting and $300 for attendance at each committee meeting. The chairman of Commerce Union Bank’s board of directors and the chairman of the board’s audit committee received additional retainers in the amount of $1,500. Mr. DeBerry, as an employee of Commerce Union Bank, does not receive any board fee. He is not listed in the table below because his compensation as a named executive officer is described above in Form 10-K. The following is a summary of the compensation paid to directors for 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Trimble Beasley	17,525	—	—	—	—	—	17,525
Jane Ellis Bellar	12,150	—	—	—	—	—	12,150
John Lewis Bourne	12,975	—	—	—	—	—	12,975
James Gilbert Hodges	15,375	—	—	—	—	—	15,375
Gwendolous Verdella Martin	9,200	—	—	—	—	—	9,200
Nancy Jo Martin	9,675	—	—	—	—	—	9,675
Leland Gray Scott, Jr.	10,925	—	—	—	—	—	10,925
Don Richard Sloan	13,350	—	—	—	—	—	13,350
Marvin Leroy Smith	10,650	—	—	—	—	—	10,650
William Robert McKinney, Jr.	13,875	—	—	—	—	—	13,875

Other Compensation Arrangements

As of the effective time of the merger between Commerce Union Bank and Reliant Bank, which is anticipated to occur on April 1, 2015, Jane Ellis Bellar, Gwendolous Verdella Martin, Nancy Jo Martin, William Robert McKinney, Jr., Leland Gray Scott, and Marvin Leroy Smith, III will resign from the board of directors of Commerce Union. Additionally, as of the effective time of the merger, Mmes. Bellar, G. Martin, and N. Martin and Mr. Scott will also resign from the board of directors of Commerce Union Bank. In connection with their resignations from the board of directors of both Commerce Union and Commerce Union Bank, each of Mmes. Bellar, G. Martin, and N. Martin and Mr. Scott will enter into an agreement with Commerce Union and Commerce Union Bank. Each such agreement provides that Commerce Union or Commerce Union Bank will pay the resigning director a severance payment of $10,000. Additionally, pursuant to such agreements, these individuals have agreed that, for a period of 24 months, they shall refrain from, among other things, joining the board of directors or being employed by any other regulated financial institution, working with any individual or group of individuals in connection with organizing another financial institution that would compete with Commerce Union Bank, soliciting any employees of Commerce Union Bank to leave Commerce Union Bank, encouraging customers of Commerce Union Bank to move their business to any other financial institution, disclosing any confidential or proprietary information of or regarding Commerce Union or Commerce Union Bank. Pursuant to such agreements, each director also releases Commerce Union and Commerce Union Bank from any and all claims that the director has or any time had against Commerce Union or Commerce Union Bank.

THE COMPANY’S LONG-TERM EQUITY AND QUALIFIED RETIREMENT PLANS

401(k) Plan

Commerce Union Bank has established the Commerce Union Bank 401(k) Plan pursuant to which it makes matching and discretionary contributions on behalf of each of the executive officers. Commerce Union Bank also maintains and pays premiums on behalf of each executive officer under a life insurance plan and provides partial payment of premiums for medical benefits if the executive officer so elects.

Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan

Background and Purpose. On April 28, 2011, Commerce Union adopted the Commerce Union Bancshares, Inc. Stock Option Plan for directors, organizers and management employees of Commerce Union and Commerce Bank, and on March 10, 2015, the shareholders of Commerce Union approved Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. The stock option plan permits the grant of awards of up to 1,250,000 shares of Commerce Union common stock in the form of stock options. The stock option plan seeks to advance the interests of Commerce Union shareholders by offering management and employees of Commerce Union and Commerce Union Bank a flexible means of compensation and motivation for outstanding performance and by offering directors and organizers with a grant of equity for furthering the growth and profitability of each entity.

Eligibility. Any employee or director of Commerce Union or Commerce Bank that is selected by the board of directors of Commerce Union, is eligible to receive grants under the Amended and Restated Stock Option Plan except for a director of Commerce Union or Commerce Bank who serves on the board of directors of an entity other than as provided under Rule 16b-3 of the Securities Exchange Act 1934. Only employees can receive grants of incentive stock options.

Administration. The amended and restated stock option plan is administered by the board of directors of Commerce Union. The board of directors has the power to interpret the amended and restated stock option plan and to determine the type and amount of grants, the terms and conditions of the grants and the terms of agreements that will be entered into with the personnel receiving grants. Additionally, the board of directors has the power to amend any outstanding awards of options to the extent it deems appropriate, provided that the individual grantee’s consent is required if the amendment is adverse to the grantee’s interest. The board of directors has the power to make rules and guidelines for carrying out the amended and restated stock option plan and any interpretation by the board of directors of the terms and provisions regarding the amended and restated stock option plan are final and binding.

Types of Awards. Stock options are rights to purchase a specified number of shares of common stock at a price fixed by the board of directors. Each option must be represented by an award agreement identifying the option as either an “incentive stock option,” within the meaning of Section 422 of the Code, or a “non-qualified stock option,” which does not satisfy the conditions of Section 422 of the Code. The award agreement also must specify the number of shares of common stock that may be issued upon exercise of the options, and set forth the exercise price of the options. The exercise price for options that qualify as incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant. The option exercise price may be satisfied in cash or certified or cashier’s check payable to the order of Commerce Union. Options have a maximum term of 10 years from the date of grant. The board of directors has broad discretion to determine the terms and conditions upon which options may be exercised, and the board of directors may determine to include additional terms in the award agreements.

Transferability. No options under the amended and restated stock option plan are transferable other than by a will or the laws of descent and distribution, as applicable.

Amendment and Termination. The board of directors may amend, alter, suspend or terminate the plan at any time. Any amendment to the plan must be approved by the stockholders to the extent such approval is required by the terms of the plan, the rules and regulations of the Securities and Exchange Commission, or the rules and regulations of any exchange upon which Commerce Union’s stock is listed, if any. However, no amendment, alteration, suspension or termination of the plan may impair the rights of any participant, unless mutually agreed in writing by the participant and the Committee.

Adjustments upon Change in Capitalization. In the event of a reorganization, recapitalization, stock split, stock dividend, issuance of securities convertible into stock, combination of shares, merger, consolidation or any other change in the corporate structure of Commerce Union affecting any shares of stock, or a sale by Commerce Union of all or substantially all of its assets, or any distribution to shareholders other than a normal cash dividend, or any assumption or conversion of outstanding grants as a result of an acquisition, the board of directors will make appropriate adjustments in the period of time in which non-qualified stock options may be exercised, the number and kind of shares authorized, and any adjustments in outstanding grants of options as deemed appropriate to maintain equivalent value providing that the incentive stock options will continue to meet the requirements of Code Sections 422 and 424.

Change in Control. A change in control of Commerce Union or Commerce Union Bank will occur upon the happening of one or more of the following events: (i) an acquisition in one or more transactions of 25% or more of the voting stock by any person, or by two or more person acting as a group other than directly from Commerce Union or Commerce Union Bank; (ii) an acquisition in one or more transactions of at least 15% but less than 25% of the voting stock by any person, or by two or more person acting as a group (excluding officers and directors of Commerce Union Bank), and the adoption by the board of directors of a resolution declaring that a change in control of Commerce Union or Commerce Union Bank has occurred; (iii) a merger, consolidation, reorganization, recapitalization or similar transaction involving the stock of Commerce Union or upon the culmination of which more than 50% of the voting stock of the surviving corporation is held by person other than former shareholders of Commerce Union or Commerce Union Bank; and (iv) 25% or more of the directors elected by shareholder of Commerce Union or Commerce Union Bank are persons who were not listed as nominees in Commerce Union’s or Commerce Union Bank’s then most recent proxy statement, unless a majority of the members of the board of directors of Commerce Union or Commerce Union Bank, excluding the new directors, vote that no change in control occurred by virtue of the election of the new directors. If a change in control occurs due to any of the listed events, the outstanding options under this plan shall continue to vest in accordance with the vesting schedule set forth in the option holder’s stock option agreement and continue to be exercised in accordance with terms set forth in the option holder’s stock option agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:	453,703	$10.43	171,297

Equity compensation plans not approved by security holders:	—	—	—

Total	453,703	$10.43	171,297

Beneficial Ownership

The following table sets forth information known to Commerce Union with respect to the beneficial ownership of Commerce Union’s common stock as of December 31, 2014, for (i) each holder of 5.0% or greater of Commerce Union’s common stock, (ii) each of Commerce Union’s current directors and named executive officers, (iii) all of Commerce Union’s current directors and executive officers as a group, (iv) each prospective director to be appointed to Commerce Union’s board of directors and executive officer to be appointed upon the closing of the merger, and (v) all of Commerce Union’s current and prospective directors and named executive officers as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Commerce Union Bancshares, Inc., 701 South Main Street, Springfield, Tennessee 37172.

Name	Number of CUB Shares Owned	Right to Acquire (1)	% of Beneficial Ownership As of December 31, 2014 (2)
Current Directors and Executive Officers

Berlin Scott Bagwell	97,335	21,000	3.83%
Charles Trimble (Trim) Beasley	28,875	26,250	1.78%
Jane Ellis Bellar	11,550	10,500	0.72%
John Lewis (Buddy) Bourne	12,600	10,500	0.75%
Paula C. DeBerry	37,412	21,000	1.89%
William Ronald (Ron) DeBerry	47,625	78,750	4.01%
James Gilbert Hodges	5,344.60	0	0.17%
Gwendolous Verdella (Gwen) Martin	26,775	10,500	1.21%
Nancy Jo Martin	2,100	0	0.07%
William Robert (Bill) McKinney, Jr.	16,800	10,500	0.89%
William Rickman (Rick) Murray	0	21,000	0.68%
Leland Gray Scott, Jr.	27,293.48	13,125	1.31%
Don Richard Sloan	14,700	10,500	0.82%
Marvin Leroy (Lee) Smith, III	23,313	13,125	1.18%

All current directors and executive officers as a group (14 persons) (5)	314,311.07	246,750	16.92%

5% Shareholders

William H. Latimer III (3)	275,246.60	0	8.97%
Spence Limited LP, et al (4)	190,687	0	6.21%

(1)	Includes shares that may be acquired within the next 60 days as of December 31, 2014, by exercising vested stock options but does not include any unvested stock options.
(2)	For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group and the current and prospective directors and executive officers as a group, these percentages are determined by assuming that each director or executive officer exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 3,068,830 shares of Commerce Union common stock outstanding on December 31, 2014.
(3)	Based on the stock records of Commerce Union as of December 31, 2014, Mr. Latimer’s mailing address is 201 West Main Street, Suite E, Union City, TN 37172.

(4)	Based on information provided to Commerce Union on March 16, 2015, Spence Limited LP beneficially owns 49,075 shares of Commerce Union common stock, Spence Limited II LP beneficially owns 96,512 shares of Commerce Union common stock, and Black River BancVenture LLC beneficially owns 45,100 shares of Commerce Union common stock. The address for Spence Limited II LP and Spence Limited LP is P.O. Box 505, Blakely, GA 39823. The address for Black River BancVenture LLC is 2116 Hobbs Road M-14, Nashville, TN 37215.
(5)	Ron DeBerry and Paula DeBerry own 37,412 shares of common stock jointly. Such stock is included only once in the total shares owned by all insiders as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Banking Transactions

Commerce Union Bank has had, and expects to have in the future, loans and other banking transactions in the ordinary course of business with directors (including independent directors) and executive officers of Commerce Union and Commerce Union Bank, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest. These loans are made on substantially the same terms (including interest rates and collateral) as those available at the time for comparable transactions with persons not related to Commerce Union Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

In addition, Commerce Union Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Commerce Union Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies

The aggregate dollar amount of loans outstanding to directors and executive officers of Commerce Union Bank and Commerce Union was approximately $1,879,043 at December 31, 2014.

Policies on Related Party Transactions

Transactions with related persons are governed by our Code of Ethics, which applies to all officers, directors and employees. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing, and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer may be made only by the board of directors, as a whole, or the audit committee of the board of directors and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for professional services rendered by Maggart & Associates P.C. for the fiscal years ended December 31, 2013 and December 31, 2014:

Services	2013	2014
Audit Fees	$43,175	$43,430	(1)
Audit Related Fees (3):	0	0
Tax Fees (2):	4,975	5,923
All Other Fees:	0	253,858

(1)	Fees for 2014 includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the registration statement on Form S-4 and amendments thereto, which was declared effective by the SEC on January 29, 2015, as well as other regulatory reporting.
(2)	Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.

The charter of the Audit Committee provides that the duties and responsibilities of the Audit Committee include the pre-approval of all services that may be provided to the Company by the independent accountants whether or not related to the audit. In fiscal years 2013 and 2014, the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)          Financial Statements.

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to the Consolidated Financial Statements

(a)(2)          Financial Statement Schedules.

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3)          Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of April 25, 2014, by and among Commerce Union Bancshares, Inc., Commerce Union Bank, and Reliant Bank(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of December 31, 2014, by and among Commerce Union Bancshares, Inc., Commerce Union Bank, and Reliant Bank(1)

3.1	Amended and Restated Charter of Commerce Union Bancshares, Inc.(2)

3.2	Amended and Restated Bylaws of Commerce Union Bancshares, Inc.(2)

4	Specimen certificate representing the common stock, par value $1.00 per share, of Commerce Union Bancshares, Inc.(2)

10.1	Employment Agreement, dated as of January 1, 2006, by and between William Ronald DeBerry and Commerce Union Bank(2)

10.2	Employment Agreement, dated as of June 20, 2008, by and between William Rickman Murray and Commerce Union Bank(2)

10.3	Employment Agreement, dated as of March 1, 2006, by and between Berlin Scott Bagwell and Commerce Union Bank(2)

10.4	Employment Agreement, dated as of February 1, 2007, by and between Paula DeBerry and Commerce Union Bank(2)

10.5	Form of Resignation and Release of Claims(2)

10.6	Lease Agreement, dated as of January 31, 2013, by and between MarCor Properties, a partnership, and Commerce Union Bank(2)

10.7	Rental Agreement, dated as of March 28, 2013, by and between Springfield Executive Suites LLC and Commerce Union Bank(2)

10.8	Form of Organizer Stock Option Agreement(2)

10.9	Form of First Amendment to Organizer Stock Option Agreement(2)

10.10	Form of Employee Incentive Stock Option Agreement(2)

10.11	Form of First Amendment to Employee Incentive Stock Option Agreement(2)

10.12	Form of Second Amendment to Employee Incentive Stock Option Agreement(2)

10.13	Form of Management Incentive Stock Option Agreement(2)

10.14	Form of First Amendment to Management Incentive Stock Option Agreement(2)

10.15	Form of Second Amendment to Management Incentive Stock Option Agreement(2)

10.16	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan(2)

21	Subsidiaries of Commerce Union Bancshares, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Maggart & Associates P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the registrant’s Appendix A to Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission on January 26, 2015.
(2)	Incorporated by reference to the registrant’s Form S-4 filed with the Securities and Exchange Commission on July 3, 2014.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders or proxy materials covering the Company’s last fiscal year have been sent as of the date of this report. If sent, copies of these materials will be furnished to the SEC when they are mailed to security holders. The annual report and proxy materials shall not be deemed to be “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE UNION BANCSHARES, INC.

Date: March 26, 2015	By:	/s/ William Ronald DeBerry
William Ronald DeBerry
President and Chief Executive Officer
(principal executive officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. DeBerry, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2015.

SIGNATURE AND CAPACITY

/s/ Charles Trimble Beasley
Charles Trimble (Trim) Beasley Director /s/ Jane Ellis Bellar
Jane Ellis Bellar, Director /s/ John Lewis Bourne
John Lewis (Buddy) Bourne, Director /s/ William R. DeBerry
William R. DeBerry, Chairman, President & Chief Executive Officer (Principal Executive Officer) /s/ James Gilbert Hodges
James Gilbert Hodges, Director /s/ Gwendolous Verdella Martin
Gwendolous Verdella (Gwen) Martin, Director /s/ Nancy Jo Martin
Nancy Jo Martin, Director /s/ Rick Murray
Rick Murray, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Leland Gray Scott, Jr., Director /s/ Don Richard Sloan
Don Richard Sloan, Director /s/ Marvin Leroy Smith
Marvin Leroy (Lee) Smith, Director /s/ William Robert McKinney, Jr.
William Robert (Bill) McKinney, Jr., Director

INDEX OF EXHIBITS

Exhibit No.	Description

21	Subsidiaries of Commerce Union Bancshares, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Maggart & Associates P.C.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act