Form 10-Q
period 2015-03-31
Commerce Union Bancshares, Inc.
filed 2015-05-14
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37391

COMMERCE UNION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway, Suite 100 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

(615) 384-3357

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 13, 2015 was 7,062,508.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Commerce Union Bancshares, Inc. (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	The risk that the weak national and local economies and weakly recovering (or continuing depressed) real estate and credit markets caused by the recent global recession will further, or continuously, constrain or reduce the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	The risk that the local economy will not continue the perceived, somewhat encouraging recovery that appears to be increasing the strength of the economic recovery in the Company’s market areas;

•	The negative impact on profitability imposed on us by a compressed NIM (“net interest margin” on loans and other extensions of credit) that affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;

•	Our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance and other aspects of the financial services industry;

•	Our ability to attract, develop and retain qualified banking professionals;

•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;

•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;

•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu or other pandemic illness;

•	Significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;

•	Volatility and disruption in financial, credit and securities markets;

•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by the Bank;

•	The effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	The effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the risk factors discussed in Item 1A of Part II of this Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

COMMERCE UNION BANCSHARES, INC.

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

(In Thousands, Except for Share Data)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$12,378	$12,803
Securities available-for-sale, at market (amortized cost of $28,408 and $26,343, respectively)	29,487	27,403
Loans	252,917	244,650
Allowance for loan losses	(3,548)	(3,433)

Total loans, net	249,369	241,217
Premises and equipment, net	4,497	4,568
Restricted equity securities	1,974	1,974
Accrued interest receivable	1,245	1,507
Bank owned life insurance	4,181	4,145
Deferred tax asset, net	1,042	1,049
Other assets	1,010	1,056

Total assets	$305,183	$295,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$36,130	$36,813
Interest bearing	210,793	200,180

Total deposits	246,923	236,993
Securities sold under repurchase agreements	488	370
Federal Home Loan Bank borrowings	20,562	20,769
Accrued interest payable	83	84
Dividends payable	—	614
Other liabilities	650	855

Total liabilities	268,706	259,685

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares, issued and outstanding 3,069,030 and 3,068,830 at March 31, 2015 and December 31, 2014, respectively	3,069	3,069
Additional paid-in capital	31,692	31,681
Retained earnings	1,050	633
Accumulated other comprehensive earnings, net of taxes of $413 and $406, respectively	666	654

Total shareholders’ equity	36,477	36,037

Total liabilities and shareholders’ equity	$305,183	$295,722

See accompanying notes to consolidated financial statements (unaudited).

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
(In Thousands, except per share amounts)	2015	2014
Interest income:
Loans, including fees	$2,921	$2,640
Securities, taxable	64	87
Securities, exempt from Federal income taxes	133	100
Restricted equity securities and other	43	24

Total interest income	3,161	2,851

Interest expense:
Deposits	334	333
Federal Home Loan Bank borrowings	85	90
Federal funds purchased and repurchase agreements	—	—

Total interest expense	419	423

Net interest income	2,742	2,428
Provision for loan losses	115	109

Net interest income after provision for loan losses	2,627	2,319

Non-interest income:
Service charges and other fees on deposit accounts	163	148
Investment services	55	47
Bank owned life insurance income	36	29
Other fee income on loans	90	75
Gain on sale of other real estate owned	—	1
Other non-interest income	1	4

Total non-interest income	345	304

Non-interest expense:
Employee salaries and benefits	1,239	1,145
Occupancy	200	180
Data processing	106	95
Professional fees	334	112
FDIC insurance	39	34
Directors fees	88	34
Office supplies and printing	30	21
Advertising and promotional	25	29
Other real estate expense	—	4
State franchise tax	22	22
Other operating expenses	182	218

Total non-interest expense	2,265	1,894

Net income before tax	707	729
Income tax expense	290	235

Net income	$417	$494

Basic earnings per common share	$0.14	$0.16

Diluted earnings per common share	$0.13	$0.16

See accompanying notes to consolidated financial statements (unaudited).

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
(In Thousands)	2015	2014
Net income	$417	$494

Other comprehensive income:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $7 and $69 for 2015 and 2014, respectively	12	112
Reclassification adjustment for gains included in net income, net of taxes	—	—

Other comprehensive income	12	112

Comprehensive income	$429	$606

See accompanying notes to consolidated financial statements (unaudited).

COMMERCE UNION BANCSHARES, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
(In Thousands)	2015	2014
Cash flows from operating activities:
Net income	$417	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115	109
Depreciation	94	88
Amortization/(accretion) of securities, net	73	61
Stock based compensation	8	8
Gain on sale of other real estate owned	—	(1)
Increase in cash surrender value of bank owned life insurance	(36)	(29)
Net change in:
Accrued interest receivable	262	132
Other assets	231	157
Accrued interest payable	(1)	(1)
Other liabilities	(205)	(125)

Total adjustments	541	399

Net cash provided by operating activities	958	893

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,837)	(2,862)
Proceeds from maturities, pay downs and calls of securities available-for-sale	699	1,220
Increase in loans, net of repayments	(8,267)	(8,091)
Purchase of premises and equipment	(23)	(35)
Purchase of restricted equity securities	—	(20)
Purchase of bank owned life insurance	—	(2,000)

Net cash used in investing activities	(10,428)	(11,788)

Cash flows from financing activities:
Net change in deposits	9,930	8,361
Net change in repurchase agreements	118	74
Proceeds from FHLB borrowings, net of repayments	(207)	1,813
Stock issuance costs paid	(185)	—
Dividends paid	(614)	(613)
Proceeds from exercise of stock options	3	—
Proceeds from sale of common stock pursuant to dividend reinvestment	—	72

Net cash provided by financing activities	9,045	9,707

Net change in cash and cash equivalents	(425)	(1,188)
Cash and cash equivalents at beginning of year	12,803	6,952

Cash and cash equivalents at end of period	$12,378	$5,764

See accompanying notes to consolidated financial statements (unaudited).

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the financial results of Commerce Union Bancshares, Inc. and its wholly-owned subsidiary, Commerce Union Bank, Inc. (collectively, “the Company”). All intercompany accounts have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and 2014, comprehensive income for the three months ended March 31, 2015 and 2014 and changes in cash flows for the three months ended March 31, 2015 and 2014. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Certain reclassifications have been made to 2014 financial information to conform to the 2015 presentation. Amounts provided in the narrative are shown in thousands, except for number of shares, per share amounts and as otherwise noted.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices accepted within the banking industry. Our most significant accounting policies are presented in the Company’s December 31, 2014 Form 10-K and the notes to the audited consolidated financial statements contained therein. Certain accounting policies require management to make significant estimates and assumptions that have a material effect on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

Note 2. Securities

Securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at March 31, 2015 was as follows:

	Securities Available-For-Sale
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities:
GSEs residential	$9,004	$353	$1	$9,356
Obligations of state and political subdivisions	19,404	790	63	20,131

Total securities	$28,408	$1,143	$64	$29,487

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

The Company’s classification of securities at December 31, 2014 was as follows:

	Securities Available-For-Sale
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities:
GSEs residential	$9,627	$357	$2	$9,982
Obligations of state and political subdivisions	16,716	716	11	17,421

Total securities	$26,343	$1,073	$13	$27,403

Note 3. Loans

The detail of loans at March 31, 2015 and December 31, 2014 is as follows:

(In Thousands)	March 31, 2015	December 31, 2014
Real estate:
Construction and land development	$31,608	$29,925
Residential properties	71,884	68,125
Commercial and agricultural real estate	88,329	88,173
Commercial and agricultural production	45,679	42,621
Other*	15,950	16,349

Total loans	253,450	245,193
Unearned loan fees	(533)	(543)

	252,917	244,650
Allowance for loan losses	(3,548)	(3,433)

Net loans	$249,369	$241,217

*	Includes home equity lines of credit, multifamily real estate mortgages, consumer loans and loans to municipalities.

The Company’s principal customers are primarily in the Middle Tennessee area with a concentration in Robertson, Sumner, Rutherford, and Davidson Counties. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

Allowance for Loan Losses

Transactions in the allowance for loan losses by type of loan for the three months ended March 31, 2015 and for the year ended December 31, 2014 are summarized as follows:

	Real Estate
(In Thousands)	Construction and Land Development	Residential Properties	Commercial and Agricultural Real Estate	Commercial and Agricultural Production	Other	Total
March 31, 2015:
Allowance for loan losses:
Beginning balance	$278	$687	$1,166	$1,145	$157	$3,433
Provision	28	68	59	(43)	3	115
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$306	$755	$1,225	$1,102	$160	$3,548

Specific reserves:
Impaired loans	$—	$19	$3	$543	$—	$565
General reserves	306	736	1,222	559	160	2,983

Total	$306	$755	$1,225	$1,102	$160	$3,548

Loans:
Loans individually evaluated for impairment	$—	$287	$665	$2,058	$—	$3,010
Loans collectively evaluated for impairment	31,608	71,597	87,664	43,621	15,950	250,440

Total	$31,608	$71,884	$88,329	$45,679	$15,950	$253,450

December 31, 2014:
Allowance for loan losses:
Beginning balance	$230	$752	$1,227	$539	$120	$2,868
Provision	48	(65)	(61)	606	37	565
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$278	$687	$1,166	$1,145	$157	$3,433

Specific reserves:
Impaired loans	$—	$19	$3	$647	$—	$669
General reserves	278	668	1,163	498	157	2,764

Total	$278	$687	$1,166	$1,145	$157	$3,433

Loans:
Loans individually evaluated for impairment	$—	$287	$669	$2,066	$—	$3,022
Loans collectively evaluated for impairment	29,925	67,838	87,504	40,555	16,349	242,171

Total	$29,925	$68,125	$88,173	$42,621	$16,349	$245,193

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also result from other sources, including commitments to extend credit and letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial, commercial real estate and construction and land development loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial, commercial real estate and construction and land development credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer and home equity lines of credit loan categories to estimate loss probabilities based primarily on historical loss experience; and (4) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

Management’s calculation of the Company’s allowance for loan losses shows the Company’s allowance as being adequate, and management believes it has properly identified and handled deteriorating relationships during the past year. While troubled loan relationships continue to exist, the amount of troubled loans in the portfolio has continued to decrease.

The allowance for loan losses consists of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific relationships in the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

The allowance for loan losses is increased by provisions for loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision. At March 31, 2015 and at December 31, 2014, the allowance represented 1.40% and 1.40% of total loans, respectively.

Note 4. Earnings Per Share

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended
(In Thousands, except share and per share amounts)	March 31, 2015	March 31, 2014
Basic EPS Computation:
Numerator – Earnings for the period	$417	$494
Denominator – Weighted average number of common shares outstanding	3,068,859	3,065,810

Basic earnings per common share	$0.14	$0.16

Diluted EPS Computation:
Numerator – Earnings for the period	$417	$494
Denominator – Weighted average number of common shares outstanding	3,068,859	3,065,810
Dilutive effect of stock options	111,929	42,572

Denominator – Adjusted weighted average number of common shares outstanding	3,180,788	3,108,382

Diluted earnings per common share	$0.13	$0.16

The effects of stock option exercises in the diluted earnings per share calculation were considered to be 112,000 and 43,000 for the three months ended March 31, 2015 and 2014, respectively.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

Note 5. Regulatory Matters and Restrictions on Dividends

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

In July 2013, the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes capital for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

In addition to the new minimum capital level requirements, the rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (I ) a common Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conversation buffer is to be phased in beginning in January, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitation establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. In addition, the Bank is required to have a minimum leverage ratio. The Bank’s actual capital amounts, ratios and regulatory requirements as of March 31, 2015 and December 31, 2014 are presented in the following table:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2015:
Common equity Tier I capital to risk-weighted assets:
Commerce Union Bank	$35,265	14.5%	$10,924	4.5%	$15,779	6.5%
Total capital to risk weighted assets:
Commerce Union Bank	38,305	15.8	19,420	8.0	24,276	10.0
Tier 1 capital to risk weighted assets:
Commerce Union Bank	35,265	14.5	14,565	6.0	19,420	8.0
Tier 1 leverage ratio:
Commerce Union Bank	35,265	11.9	11,836	4.0	14,795	5.0

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014:
Total capital to risk weighted assets:
Commerce Union Bank	$37,993	15.4%	$19,720	8.0%	$24,650	10.0%
Tier 1 capital to risk weighted assets:
Commerce Union Bank	34,913	14.1	9,860	4.0	14,790	6.0
Tier 1 leverage ratio:
Commerce Union Bank	34,913	12.2	11,469	4.0	14,336	5.0

As of March 31, 2015 and December 31, 2014, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Note 6. Stock Option Arrangement

In 2006, the Board of Directors and shareholders of the Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers of the Company. As part of the reorganization, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan which permits the grant of awards up to 1,250,000 shares of the Company common stock in the form of stock options.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the stock option activity is as follows:

	March 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	453,703	$10.43	460,458	$10.42
Granted	—	—	12,000	12.60
Exercised	(200)	11.43	—	—
Forfeited	(850)	11.43	(18,755)	11.42

Outstanding at end of year	452,653	$10.43	453,703	$10.43

Options exercisable at year end	415,793		411,423

The Company has adopted FASB ASC 718, “Share-Based Payment”. This accounting standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2014:

December 31, 2014
Expected dividends	1.59%
Expected term (in years)	6.5
Expected volatility	22.80%
Risk-free rate	2.22%

There were no stock option grants during the three months ended March 31, 2015.

The following table summarizes information about stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/15	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at 3/31/15	Weighted Average Exercise Price
$ 9.52 - $ 12.76	452,653	$10.43	2.8 years	415,793	$10.31

	452,653			415,793

Aggregate intrinsic value (in thousands)	$2,045			$1,927

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/14	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at 12/31/14	Weighted Average Exercise Price
$ 9.52 - $ 12.76	453,703	$10.43	3.09 years	411,423	$10.30

	453,703			411,423

Aggregate intrinsic value (in thousands)	$1,164			$1,111

The weighted average fair value of options granted during 2014 was $2.78. There were 200 options exercised during the three months ended March 31, 2015 and no options were exercised during 2014.

As of March 31, 2015 there was $66,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

Note 7. Fair Value of Financial Instruments

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale—Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans—A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Other real estate owned—Other real estate owned “OREO” represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

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

Other assets—Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of life insurance. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.

The following tables present the financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	9,356	—	9,356	—
Obligations of state and political subdivisions	20,131	—	20,131	—

Total investment securities available-for-sale	29,487	—	29,487	—

Other assets	4,181	—	—	4,181

Total assets at fair value	$33,668	$—	$29,487	$4,181

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	9,982	—	9,982	—
Obligations of state and political subdivisions	17,421	—	17,421	—

Total investment securities available-for-sale	27,403	—	27,403	—

Other assets	4,145	—	—	4,145

Total assets at fair value	$31,548	$—	$27,403	$4,145

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

	Measured on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Other real estate owned	$—	$—	$—	$—
Impaired loans, net (1)	2,445	—	—	2,445

Total	$2,445	$—	$—	$2,445

December 31, 2014
Other real estate owned	$—	$—	$—	$—
Impaired loans, net (1)	2,353	—	—	2,353

Total	$2,353	$—	$—	$2,353

(1)	Amount is net of a valuation allowance of $565,000 at March 31, 2015 and $669,000 at December 31, 2014 as required by ASC 310, “Receivables.”

There are no liabilities measured at fair value.

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2015 and for the twelve months ended December 31, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the period ended March 31, 2015 and year ended December 31, 2014 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	March 31, 2015		December 31, 2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$4,145	$—	$2,003	$—
Total realized gains included in income	36	—	142	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at	—	—	—	—
Purchases, issuances and settlements, net	—	—	2,000	—
Transfers out of Level 3	—	—	—	—

Fair value	$4,181	$—	$4,145	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at	$36	$—	$142	$—

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Loans—The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

Deposits, Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances—The carrying amounts of securities sold under repurchase agreements, non-interest bearing deposits and savings deposits approximate their fair values. Fair values for Federal Home Loan Bank advances and certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments—The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(In Thousands)	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Financial assets:
Loans, net	$249,369	$244,505	$—	$—	$244,505
Financial liabilities:
Deposits and securities sold under agreements to repurchase	247,411	247,794	—	—	247,794
Federal Home Loan Bank advances	20,562	20,856	—	—	20,856
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

(In Thousands)	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2014
Financial assets:
Loans, net	$241,217	$241,842	$—	$—	$241,842
Financial liabilities:
Deposits and securities sold under agreements to repurchase	237,363	235,052	—	—	235,052
Federal Home Loan Bank advances	20,769	20,998	—	—	20,998
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not currently have any LIHTC programs. Therefore, retroactive adoption will not impact our previously reported financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. This ASU did not have a material impact on our financial statements.

COMMERCE UNION BANCSHARES, INC.

Notes to Consolidated Financial Statements, Continued

March 31, 2015 and December 31, 2014

(Unaudited)

In June 2014, the FASB issued ASU 2014-10, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This ASU did not have material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation- Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period has elapsed be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company does not expect this ASU to have a material impact on our financial statements as performance targets do not affect vesting of stock options issued.

Note 9. Merger Agreement

On March 10, 2015, the Company approved a merger with Reliant Bank (“Reliant”) which became effective on April 1, 2015 (“the Merger”). Each outstanding share and options to purchase shares of Reliant common stock converted into the right to receive 1.0213 shares of the Company’s common stock. After the Merger was completed, the Company’s shareholders owned approximately 44.5% of the common stock and Reliant Bank’s shareholders owned approximately 55.5% of the outstanding common stock on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant was considered to be acquiring Commerce Union in this transaction. As a result, the historical financial statements of the combined company will be the historical financial statements of Reliant. The Merger was effected by the issuance of shares of Commerce Union stock to Reliant shareholders. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess were then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of Commerce Union will be those of Reliant prior to the Merger. These financial statements will reflect the results attributable to the acquired operations of Commerce Union, as the acquired company for accounting purposes, which began on April 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s annual consolidated financial statements filed in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Amounts provided in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

On March 10, 2015, the Company approved a merger with Reliant Bank (“Reliant”) which was effective on April 1, 2015 (the “Merger”). Under the terms of the Merger each outstanding share and options to purchase shares of Reliant common stock were converted into the right to receive 1.0213 shares of the Company’s common stock. After the Merger was completed, the Company’s shareholders own approximately 44.5% of the common stock and Reliant Bank’s shareholders own approximately 55.5% of the outstanding common stock on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant acquired Commerce Union in this transaction. As a result, the historical financial statements of the combined company are the historical financial statements of Reliant when the merger was consummated. The Merger was effected by the issuance of shares of Commerce Union stock to Reliant shareholders. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of Commerce Union will be those of Reliant prior to the Merger. These financial statements will reflect the results attributable to the acquired operations of Commerce Union, as the acquired company for accounting purposes, beginning on the date the Merger was completed.

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the annual consolidated financial statements filed in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission in March of 2015. The Annual Report on Form 10-K also contains important information concerning the Company, its operations, applicable laws and regulations, and other matters. Certain updated risk factors and other information appear in Part II of this Report. All amounts are in thousands, except per share data or unless otherwise indicated.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. Additional information regarding significant accounting policies is described in Note 1 to the Financial Statements for the year ended December 31, 2014 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission in March of 2015.

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

Other-than-temporary Impairment—Impaired securities are assessed quarterly for the presence of other-than-temporary impairment (“OTTI”). A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether OTTI has occurred, management considers factors such as (1) length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for an anticipated recovery in fair value. If management deems a security to be OTTI, management reviews the present value of the future cash flows associated with the security. A shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not more-likely-than-not that the Company will be required to sell the security before the recovery of the security’s cost basis, then the security is not deemed OTTI and the shortfall is recorded as a component of equity.

Results of Operations

Commerce Union had earnings of $417 for the first three months of 2015, or $0.14 basic earnings per share, compared to earnings of $494 or $0.16 basic earnings per share for the same period of 2014. The diluted earnings per share were $0.13 for the first three months of 2015 and $0.16 for the same period in 2014.

During the three months ended March 31, 2015, there were a number of variances when compared with the same period in 2014, but the most significant variances occurred in income from fees on deposit and loan accounts, employee salaries and benefits expense and professional fees. These variances are discussed on the pages that follow.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of Commerce Union’s earnings. Total interest income for the three month ended March 31, 2015 was $3,161 and total interest expense was $419, resulting in net interest income for the three months ended March 31, 2015 totaling $2,742. For the same period in 2014 total interest income was $2,851 and total interest expense was $423, which resulted in net interest income of $2,428. This represents an 10.9% increase in total interest income, a 0.9% decrease in total interest expense and a 12.9% increase in net interest income when comparing the same periods from 2015 and 2014. When comparing the variances related to interest income and interest expense for the three months ended March 31, 2015 and 2014, the increases and decrease, respectively, were attributed to the following: (1) the increase in interest income is due to the increase in loan demand; and, (2) the decrease in interest expense is primarily due to Commerce Union Bank’s management of the rates on interest-bearing liabilities over the past year, effectively reducing the cost of interest-bearing liabilities from 0.9% for the three months ended March 31, 2014 to 0.7% for the same period in 2015.

The Federal Reserve has not raised interest rates over the past several years. In the recent Federal Reserve press release dated April 29, 2015, the Federal Open Market Committee stated that it “today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.” Based on that report and others like it, management believes that Commerce Union’s net interest margin should remain relatively stable depending upon rates offered by competitors in its local markets and depending upon the stability of Commerce Union’s loan and deposit portfolios.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2015, management recorded a provision of $115 for the three months ended March 31, 2015. There was a $109 provision for loan losses recorded during the three months ended March 31, 2014. This is due to the continuing growth in Commerce Union’s loan portfolio.

Management recognizes that more borrowers may develop cash flow issues that could adversely affect their ability to fully pay back their loans. Our reserve analysis and our provisions to the allowance for loan losses factor in these considerations, but if the economy weakens or does not recover more quickly, or if there is an increase in loan volumes, Commerce Union may have to record additional loan loss provisions in the future. The total allowance for loan losses was $3,548 or 1.40% of loans at March 31, 2015, and $3,433 or 1.40% of loans at December 31, 2014. The level of the allowance maintained by Commerce Union involves evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2015 and December 31, 2014 to be adequate.

Non-Interest Income

Commerce Union’s non-interest income consists of service charges and other fees on deposit accounts, investment services, bank owned life insurance income, other fee income on loans and gain on sale of other real estate owned. Total non-interest income for the three months ended March 31, 2015 was $345 compared with $304 for the same period in 2014, an increase of $41 or 13.5%. The primary factors in the increase were: (1) an increase in bank owned life insurance income of $7 or 24.1% when comparing the three months ended March 31, 2015 with the same period in 2014; (2) an increase in investment services income of $8 or 17.0%; (3) an increase in service charges and other fees of deposit accounts of $15 or 10.1% and (4) an increase in other fee income on loans of $15 or 20.0%. Management believes that non-interest income will continue to supplement core earnings for Commerce Union. Management also believes that brokerage fees will be fairly stable; however, if the national stock markets increase or decrease in value, Commerce Union’s brokerage income will be directly affected, since many of Commerce Union’s fee opportunities in brokerage directly correlate to the movement of the stock markets. Service charge income on deposits has increased in comparison with the prior year as has other fee income on loans due to overall growth in the loan portfolio and deposit accounts.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, professional fees and other operating expenses. Non-interest expense for the three months ended March 31, 2015 was $2,265, compared to $1,894 for the same period in 2014, an increase of $371 or 19.6%. The most significant changes noted when comparing the three months ended 2015 to the same period in 2014 were $183 of transaction costs related to the merger with Reliant Bank that occurred on April 1, 2015. Also, employee salaries and benefits increased $94, or 8.2%, as compared to the same period in 2014. This was offset by a decline in other operating expenses of $36 or 16.5%.

Income Taxes

We recorded income tax expense for the three months ended March 31, 2015 and 2014 of $290 and $235, respectively. Our income tax expense for the three months ended March 31, 2015 reflects an effective income tax rate of 41.0% compared to 32.2% for the three months ended March 31, 2014 which is principally impacted by our investments in municipal securities and our bank-owned life insurance offset in part by meals and entertainment and other expenses, portions of which are non-deductible. The effective income tax rate for the three months ended March 31, 2015 was impacted by nondeductible merger expenses.

Financial Condition

Balance Sheet Summary

Commerce Union’s total assets were $305,183 at March 31, 2015 and $295,722 at December 31, 2014. Loans, net of allowance for loan losses, totaled $249,369 at March 31, 2015 and $241,217 at December 31, 2014. Investment securities totaled $29,487 at March 31, 2015 and $27,403 at December 31, 2014. Restricted equity securities totaled $1,974 at March 31, 2015 and December 31, 2014. Bank owned life insurance totaled $4,181 and $4,145 at March 31, 2015, and December 31, 2014, respectively. The percentage changes for these categories are a 3.2% increase in total assets, a 3.4% increase in loans, net of allowance for loan losses, a 7.6% increase in investment securities and a 0.9% increase in bank owned life insurance.

Total liabilities increased by 3.5% to $268,706 at March 31, 2015 from $259,685 at December 31, 2014. Stockholders’ equity increased 1.2% to $36,477 at March 31, 2015 from $36,037 at December 31, 2014, primarily due net income for the first three months of 2015. A more detailed discussion of assets, liabilities and capital follows.

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

Loans

Loans are a large component of Commerce Union’s assets and are a primary source of income. The loan portfolio is composed of five primary categories: commercial and agricultural production; residential real estate; construction and land development; commercial and agricultural real estate; and other loans. The table below sets forth the loan categories and the relative percentages of these loan categories in the portfolio at March 31, 2015 and December 31, 2014.

Loan categories are as follows:

	March 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial and agricultural production	$45,679	18.0%	$42,621	17.4%
Real estate:
Construction and land development	31,608	12.5	29,925	12.2
Residential properties	71,884	28.4	68,125	27.8
Commercial and agricultural real estate	88,329	34.9	88,173	36.0
Other	15,950	6.2	16,349	6.6

Total	$253,450	100.0%	$245,193	100.0%

As represented in the table, gross loans increased by approximately 3.4% during the three months ended March 31, 2015. Commerce Union experienced growth in commercial loans and real estate loans, with increases in commercial and agricultural real estate loans (0.2%), construction and land development loans (5.6%), residential real estate loans (5.5%) and commercial and agricultural production loans (7.2%). Commerce Union Bank experienced a decrease of 2.4% in other loans.

At March 31, 2015, real estate loans accounted for 75.7% of total loans. Accordingly, Commerce Union has a significant concentration of credit that is dependent on the continuing strength of the local real estate market. Management is focused on making loans in an orderly fashion to maintain quality, especially considering the economic impact of the recession several years ago.

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

Commerce Union’s home equity lines of credit and consumer loans which total approximately $8,993 and $1,946, respectively at March 31, 2015, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Substantially all other loans of Commerce Union are evaluated for specific impairment. If home equity lines of credit and consumer loans are part of a larger relationship that is considered impaired by management, then a specific reserve may be assigned to affected single-family residential loans in those relationships. Commerce Union considers all loans subject to the provisions of ASC 310-10 and ASC 310-40 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectability of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest is no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2015, there were six non-accrual loans totaling $1,538, and there were five non-accrual loans totaling $1,570 at December 31, 2014.

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

Generally Commerce Union also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2015, Commerce Union had one loan that has had its term modified in a troubled debt restructuring, and at December 31, 2014, Commerce Union had one such loan. Troubled debt restructurings are discussed in more detail later in this document.

Commerce Union Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Impaired loans and related allowance for loan loss allocation amounts at March 31, 2015 were as follows:

				Impaired Loans
	Impaired Loans With Allowance			With No Allowance
	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
Commercial and agricultural production	$1,749	$1,785	$543	$308	$318
Real estate:
Construction and land development	—	—	—	—	—
Residential properties	125	125	19	162	163
Commercial and agricultural real estate	123	123	3	543	543
Other	—	—	—	—	—

Total	$1,997	$2,033	$565	$1,013	$1,024

Impaired loans and related allowance for loan loss allocation amounts at December 31, 2014 were as follows:

				Impaired Loans
	Impaired Loans With Allowance			With No Allowance
	Principal Balance	Recorded Investment	Allocated Allowance for Loan Losses	Principal Balance	Recorded Investment
Commercial and agricultural production	$1,773	$1,812	$647	$293	$308
Real estate:
Construction and land development	—	—	—	—	—
Residential properties	125	126	19	162	163
Commercial and agricultural real estate	125	133	3	544	548
Other	—	—	—	—	—

Total	$2,023	$2,071	$669	$999	$1,019

The average recorded investment in impaired loans for March 31, 2015 and December 31, 2014 was $3,016 and $3,559, respectively. The related total amount of interest income recognized for the period that such loans were impaired was $69 for the three months ended March 31, 2015, which compares with $19 for the same period in 2014. Commerce Union’s level of impaired loans decreased over the year, going from $3,022 at December 31, 2014 to $3,010 at March 31, 2015 as a result of collection efforts. Commerce Union’s management believes that existing loan loss reserves are adequate to absorb potential losses that may occur in these segments of the portfolio.

At March 31, 2015 and December 31, 2014, there were $5,740 and $6,848, respectively, in loans included in Commerce Union’s internal “watch” list. Loans are identified for inclusion on the “watch” list when information obtained about changes or uncertainties that may affect a borrower’s financial condition have prompted management to more closely monitor the ability of the borrower to comply with the agreed upon repayment terms of the loan agreement. The resulting loan classifications could represent trends or uncertainties which management expects may impact future operating results, liquidity or capital resources.

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

Commerce Union has targeted commercial business lending, commercial and residential real estate lending and consumer lending. Commerce Union seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is Commerce Union’s policy to maintain a diverse loan portfolio not dependent on any particular market or industry segment. Management has set a goal for loans to approximate 85% to 90% of deposits. At March 31, 2015, Commerce Union’s loan-to-deposit ratio is 102.4%, which indicates that Commerce Union is continuing to experience loan growth in excess of its core deposit growth and that the bank is bridging the difference with lower cost wholesale funds.

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

The following table breaks down Commerce Union Bank’s credit quality indicators by type of loan as of March 31, 2015:

	Real Estate
			Commercial	Commercial
	Construction		and	and
	and Land	Residential	Agricultural	Agricultural
	Development	Properties	Real Estate	Production	Other	Total
Grade:
Pass	$31,608	$70,754	$86,079	$43,368	$15,901	$247,710
Special mention	—	843	2,016	692	49	3,600
Substandard	—	287	234	1,619	—	2,140
Doubtful	—	—	—	—	—	—

Total	$31,608	$71,884	$88,329	$45,679	$15,950	$253,450

The following table breaks down Commerce Union’s credit quality indicators by type of loan as of December 31, 2014:

	Real Estate
			Commercial	Commercial
	Construction		and	and
	and Land	Residential	Agricultural	Agricultural
	Development	Properties	Real Estate	Production	Other	Total
Grade:
Pass	$29,335	$66,666	$85,763	$40,282	$16,299	$238,345
Special mention	590	847	2,174	712	50	4,373
Substandard	—	612	236	1,627	—	2,475
Doubtful	—	—	—	—	—	—

Total	$29,925	$68,125	$88,173	$42,621	$16,349	$245,193

The following table provides an aging analysis of Commerce Union’s past due loans as of March 31, 2015:

							Recorded
			Greater				Investment
	30-59	60-89	than 90	Total	Total		Past Due
	Days	Days	Days or	Past Due	Current	Total	>90 Days and
(In Thousands)	Past Due	Past Due	Nonaccrual	Loans	Loans	Loans	Still Accruing
Commercial and agricultural production	$19	$205	$1,352	$1,576	$44,103	$45,679	$—
Real estate:
Construction and land development	—	—	—	—	31,608	31,608	—
Residential properties	402	—	—	402	71,482	71,884	—
Commercial and agricultural real estate	9	—	186	195	88,134	88,329	—
Other	8	—	—	8	15,942	15,950	—

Total	$438	$205	$1,538	$2,181	$251,269	$253,450	$—

The following table provides an aging analysis of Commerce Union’s past due loans as of December 31, 2014:

							Recorded
			Greater				Investment
	30-59	60-89	than 90	Total	Total		Past Due
	Days	Days	Days or	Past Due	Current	Total	>90 Days and
(In Thousands)	Past Due	Past Due	Nonaccrual	Loans	Loans	Loans	Still Accruing
Commercial and agricultural production	$—	$—	$1,382	$1,382	$41,239	$42,621	$—
Real estate:
Construction and land development	—	—	—	—	29,925	29,925	—
Residential properties	—	—	—	—	68,125	68,125	—
Commercial and agricultural real estate	—	—	188	188	87,985	88,173	—
Other	—	—	—	—	16,349	16,349	—

Total	$—	—	$1,570	$1,570	$243,623	$245,193	$—

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

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, charged off, sold, or it meets both of the following criteria to be removed from TDR status: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk; and (2) the loan is not impaired based on the terms specified by the restructuring agreement. During the three months ended March 31, 2015, there were no loans added to Commerce Union’s list of TDRs and there were no loans that were removed due to being paid off and no charged off loans or loans that were removed due to being sold.

The following table summarizes the carrying balances of TDR’s at March 31, 2015, and December 31, 2014:

	March 31,	December 31,
(In Thousands)	2015	2014
Performing TDR’s	$—	—
Nonperforming TDR’s	186	188

Total TDR’s	$186	188

The following table summarizes loans modified as troubled debt restructurings within the periods shown for which there was a subsequent default:

	For the Three Months Ended		For the Year Ended
	March 31, 2015		December 31, 2014
	Number		Number
Troubled Debt Restructurings	of	Recorded	of	Recorded
That Subsequently Defaulted	Loans	Investment	Loans	Investment
		(In Thousands)		(In Thousands)
Real estate:
Construction and land development	—	$—	—	$—
Residential properties	—	—	—	—
Commercial and agricultural real estate	—	—	—	—
Commercial and agricultural production	—	—	—	—
Other	—	—	—	—

Total	—	$—	—	$—

A payment default is considered to be any payment made more than 30 days later than the payment’s scheduled due date.

Nonperforming Assets

The following table provides information with respect to Commerce Union’s non-performing assets at March 31, 2015, and December 31, 2014:

	March 31,	December 31,
(In Thousands)	2015	2014
Loans on nonaccrual status	$1,538	$1,570
Loans past due 90 days or more but not on nonaccrual status	—	—
Foreclosed assets	—	—

Total non-performing assets	$1,538	$1,570

Foreclosed Assets

The following table presents activity related to foreclosed assets for the periods shown:

	For the Three	For the Year
	Months ended	Ended
	March 31,	December 31,
	2015	2014
Balance at beginning of year	$—	$153
Additions	—	—
Dispositions	—	153
Change in valuation allowance	—	—

Balances at end of period	$—	$—

The following table summarizes foreclosed asset expenses for the periods shown:

	For the Three	For the Year
	Months ended	Ended
	March 31,	December 31,
	2015	2014
Operating costs	$—	$9
Net (gains) losses on sales of foreclosed assets	—	(6)
Additions to valuation allowance	—	—

Total	$—	$3

Securities

Securities are a primary component of Commerce Union’s earning assets. Securities totaled $29,487 at March 31, 2015. This represents a 7.6% increase from the December 31, 2014 total of $27,403. The increase in securities is due to the purchase of securities to increase Commerce Union’s interest margin. Restricted equity securities totaled $1,974 at March 31, 2015 and December 31, 2014. Change in restricted equity securities are directly related to the periodic evaluation of Commerce Union’s required Federal Reserve Bank and Federal Home Loan Bank stock positions.

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

Commerce Union has classified all its securities as available-for-sale. The investment securities portfolio is the second largest component of Commerce Union’s earning assets and represented 9.7% of total assets at March 31, 2015. Commerce Union Bank uses the investment securities portfolio to provide cash flow and to meet pledging requirements for deposits of public funds, securities sold under agreement to repurchase and secured Fed Funds lines of credit. The average yield on the investment securities portfolio for the three months ended 2015 was 3.67% on a tax-equivalent basis.

The following table shows Commerce Union’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2015:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			Of			Of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
Mortgage-backed securities:
GSEs residential	$664	$1	1	$—	$—	—	$664	$1
Obligations of state and political subdivisions	3,011	63	8	—	—	—	3,011	63

Total temporarily impaired securities	$3,675	$64	9	$—	$—	—	$3,675	$64

The following table shows Commerce Union’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			Of			Of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
Mortgage-backed securities:
GSEs residential	$704	$2	1	$—	$—	—	$704	$2
Obligations of state and political Subdivisions	847	11	2	208	—	1	1,055	11

Total temporarily impaired securities	$1,551	$13	3	$208	$—	1	$1,759	$13

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

Deposits

Deposits are the principal source of funds for Commerce Union. Total deposits were $246,923 and $236,993 at March 31, 2015 and December 31, 2014, respectively, an increase of 4.2%. The increase in deposits is attributable to an increase in personal checking accounts. There has also been a shift in the composition of Commerce Union’s deposits where time deposit customers have migrated into money market accounts to earn more interest while maintaining their liquidity. This trend may continue as deposit interest rates continue to be very low.

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

Non-interest bearing deposits decreased 1.9% from $36,813 at December 31, 2014 to $36,130 at March 31, 2015. Total interest-bearing deposits increased 5.3% from $200,180 at December 31, 2014 to $210,793 at March 31, 2015.

The table below sets forth the total balances of our deposits by type as of March 31, 2015, and December 31, 2014, and the percent change in balances over the intervening period:

	March 31, 2015	December 31, 2014	% Change
	(In Thousands)
Noninterest-bearing accounts	$36,130	$36,813	(1.9)%
Interest bearing demand deposits	51,804	50,567	2.4
Savings and money market accounts	65,538	56,046	16.9
Certificates of deposit and individual retirement accounts $250,000 or greater	39,873	38,139	4.5
Other certificates of deposit and individual retirement accounts	53,578	55,428	3.3

Total deposits	$246,923	$236,993	4.2%

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

Commerce Union’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of Commerce Union’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $3,743 mature or will be subject to rate adjustments within the next 12 months.

A secondary source of liquidity is Commerce Union’s loan portfolio. At March 31, 2015, loans of approximately $58,962 either will become due or will be subject to rate adjustments within 12 months.

As for liabilities, certificates of deposit and other time deposits of $100,000 or greater of approximately $29,346 either will become due or will be subject to rate adjustments during the next 12 months. Management does not anticipate that there will be significant reductions from deposit accounts that allow withdrawals, such as negotiable order of withdrawal accounts, money market demand accounts, demand deposits and regular savings accounts in the future.

Capital Position and Dividends

At March 31, 2015, and December 31, 2014, total stockholders’ equity was $36,477 and $36,037 or 12.0% and 12.2%, respectively, of total assets. That is an increase of $440 or 1.2% since year-end and is primarily due to a $12 increase in net unrealized gains in Commerce Union’s available-for-sale securities, earnings of $417 and stock option compensation expense recognized of $8. The Company also issued 200 common shares for $3.

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

The table below sets forth Commerce Union’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2015	2014
Common Equity Tier I	14.5%	N/A
Regulatory Minimum	4.5%	N/A
Well-capitalized Minimum	6.5%	N/A

Tier I Leverage	11.9%	12.2%
Regulatory Minimum	4.0%	4.0%
Well-capitalized Minimum	5.0%	5.0%

Tier I Risk-Based Capital	14.5%	14.1%
Regulatory Minimum	6.0%	4.0%
Well-capitalized Minimum	8.0%	6.0%

Total Risk-Based Capital	15.8%	15.4%
Regulatory Minimum	8.0%	8.0%
Well-capitalized Minimum	10.00%	10.0%

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

On July 2, 2013, the Board of Governors of the Federal Reserve System approved a final rule that substantially revises and replaces the regulatory agencies’ current capital rules to align with the Basel III capital standards and to meet certain requirements of the Dodd-Frank Act. Certain requirements of the new rules establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios. Commerce Union Bancshares, Inc. became subject to the new rule on January 1, 2015.

Off Balance Sheet Arrangements

At March 31, 2015, Commerce Union had unfunded loan commitments outstanding of approximately $43,349 and outstanding standby letters of credit of approximately $1,900. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, in addition to its available cash, Commerce Union has the ability to liquidate securities available-for-sale or borrow funds from the Federal Home Loan Bank or purchase Federal funds from other financial institutions. Additionally, Commerce Union could sell participations in these or other loans to correspondent banks. As mentioned above, Commerce Union has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if total annual gross revenues equal or exceed $1 billion in a fiscal year. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it adopts the new or revised standard at the time public companies adopt the new or revised standard. This election is irrevocable.

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing Commerce Union’s results of operations.

COMMERCE UNION BANCSHARES, INC.

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Dollars In Thousands
	March 31, 2015			March 31, 2014			Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense*	Balance	Rate	Expense*	Volume	Rate	Total
Loans, net of unearned interest	$246,927	4.73%	11,684	$213,960	4.94%	10,560	1,585	(461)	1,124
Investment securities - taxable	9,757	2.62	256	13,062	2.66	348	(87)	(5)	(92)
Investment securities - tax exempt	19,156	2.78	532	12,653	3.16	400	185	(53)	132
Taxable equivalent adjustment	—	1.43	274	—	1.63	206	95	(27)	68

Total tax-exempt investment securities	19,156	4.21	806	12,653	4.79	606	280	(80)	200

Total investment securities	28,913	3.67	1,062	25,715	3.71	954	193	(85)	108

Restricted equity securities and other	1,974	8.71	172	1,881	5.10	96	5	71	76

Total earning assets	277,814	4.65	12,918	241,556	4.81	11,610	1,783	(475)	1,308

Cash and due from banks	10,166			4,945
Allowance for loan losses	(3,462)			(2,883)
Bank premises and equipment	4,551			4,799
Other assets	6,833			5,662

Total assets	$295,902			$254,079

*	Annualized

COMMERCE UNION BANCSHARES, INC.

	Dollars In Thousands
	March 31, 2015			March 31, 2014			Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense*	Balance	Rate	Expense*	Volume	Rate	Total
Deposits:
Interest bearing checking accounts	$51,474	.27%	140	$39,525	.29%	116	33	(9)	24
Money market demand accounts	53,279	.42	224	40,677	.43	176	52	(4)	48
Individual retirement accounts	7,814	1.23	96	8,341	1.77	148	(9)	(43)	(52)
Other savings deposits	6,794	.12	8	5,883	.14	8	1	(1)	—
Certificates of deposit $100,000 and over	62,341	.99	616	51,401	1.23	632	120	(136)	(16)
Certificates of deposit under $100,000	22,644	1.11	252	24,934	1.01	252	(24)	24	—

Total interest-bearing deposits	204,346	.66	1,336	170,761	.78	1,332	173	(169)	4
Securities sold under repurchase agreements	493	—	—	491	—	—	—	—	—
Federal Home Loan Bank advances	20,754	1.64	340	21,740	1.66	360	(16)	(4)	(20)

Total interest-bearing liabilities	225,593	.74	1,676	192,992	.88	1,692	157	(173)	(16)

Non-interest bearing deposits	33,935			25,958
Other liabilities	159			799
Stockholders’ equity	36,215			34,330

Total liabilities and stockholders’ equity	$295,902			$254,079

Net interest income			11,242			9,918

Net interest margin (1)		4.05%			4.11%

Net interest spread (2)		3.91%			3.93%

*	Annualized
(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Various legal proceedings to which Commerce Union or a subsidiary of Commerce Union is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Commerce Union or a subsidiary is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

Investing in Commerce Union involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Commerce Union have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	The documents formatted in eXtensible Business Reporting Language (XBRL) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE UNION BANCSHARES, INC.

May 13, 2015	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(principal executive officer)

May 13, 2015	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer