Form 10-Q
period 2015-06-30
Commerce Union Bancshares, Inc.
filed 2015-08-14
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 6, 2015 was 7,088,671.

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

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$21,638	$10,747
Federal funds sold	326	400
Total cash and cash equivalents	21,964	11,147
Securities held to maturity (fair value of $22,655 at December 31, 2014)	—	22,959
Securities available for sale	112,039	54,286
Loans, net	566,622	309,497
Mortgage loans held for sale	41,715	26,640
Accrued interest receivable	2,670	1,386
Leasehold improvements and equipment, net	8,973	3,353
Restricted equity securities, at cost	5,326	3,263
Other real estate, net	1,094	1,204
Cash surrender value of life insurance contracts	19,752	11,355
Deferred tax assets, net	2,411	1,763
Goodwill	11,404	773
Core deposit intangibles	2,117	337
Other assets	2,843	1,768

TOTAL ASSETS	$798,930	$449,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$97,489	$45,800
Interest-bearing demand	103,692	51,414
Savings and money market deposit accounts	171,138	106,874
Time, $250,000 or less	167,611	115,885
Time, over $250,000	62,573	14,392

Total deposits	602,503	334,365
Accrued interest payable	112	79
Federal Home Loan Bank advances	102,854	63,500
Federal funds purchased	—	6,651
Other liabilities	1,608	1,620

TOTAL LIABILITIES	707,077	406,215

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,070,821 and 3,910,191 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	7,071	3,910
Additional paid-in capital	82,952	38,955
Retained earnings	3,115	901
Accumulated other comprehensive loss	(1,285)	(250)

TOTAL STOCKHOLDERS’ EQUITY	91,853	43,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,930	$449,731

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$7,454	$3,675	$11,490	$7,180
Interest on investment securities	517	406	902	836
Federal funds sold and other	67	45	119	84

TOTAL INTEREST INCOME	8,038	4,126	12,511	8,100

INTEREST EXPENSE
Deposits
Demand	57	42	79	88
Savings and money market deposit accounts	124	83	189	170
Time	393	192	617	370
Federal Home Loan Bank advances and other	169	85	262	173

TOTAL INTEREST EXPENSE	743	402	1,147	801

NET INTEREST INCOME	7,295	3,724	11,364	7,299
PROVISION FOR LOAN LOSSES	(500)	(250)	(500)	(750)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,795	3,974	11,864	8,049

NONINTEREST INCOME
Service charges on deposit accounts	265	149	412	279
Gains on mortgage loans sold, net	2,756	341	4,533	610
Gain (loss) on securities transactions, net	—	40	(396)	106
Loss on sales of other real estate	—	—	—	(8)
Other	360	107	466	194

TOTAL NONINTEREST INCOME	3,381	637	5,015	1,181

NONINTEREST EXPENSES
Salaries and employee benefits	5,075	2,210	7,914	4,078
Occupancy	906	647	1,606	1,269
Data processing	546	347	954	646
Advertising and public relations	289	96	498	170
Audit, legal and consulting	520	81	744	178
Federal deposit insurance	113	61	183	121
Provision for losses on other real estate	90	32	110	32
Other operating	1,165	136	1,673	408

TOTAL NONINTEREST EXPENSES	8,704	3,610	13,682	6,902

INCOME BEFORE PROVISION FOR INCOME TAXES	2,472	1,001	3,197	2,328
INCOME TAX EXPENSE	902	500	1,086	1,064

CONSOLIDATED NET INCOME	1,570	501	2,111	1,264

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	32	489	103	800

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,602	$990	$2,214	$2,064

Basic net income per common share	$0.23	$0.25	$0.40	$0.52

Diluted net income per common share	$0.22	$0.24	$0.39	$0.51

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Consolidated net income	$1,570	$501	$2,111	$1,264
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $(599) and $(908) for the three and six months ended June 30, 2015, respectively, and $224 and $580 for the three and six months ended June 30, 2014, respectively.	(966)	256	(1,463)	830
Reclassification adjustment for (gains) losses included in net income, net of tax of $(152) for the six months ended June 30, 2015, and $16 and $41 for the three and six months ended June 30, 2014, respectively.	—	(24)	244	(65)
Amortization of unrealized holding loss related to transfer of securities from available for sale to held to maturity, net of tax of $113 for the six months ended June 30, 2015, and $3 and $7 for the three and six months ended June 30, 2014, respectively.	—	8	184	19

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(966)	240	(1,035)	784

TOTAL COMPREHENSIVE INCOME	$604	$741	$1,076	$2,048

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

				RETAINED	ACCUMULATED
			ADDITIONAL	EARNINGS	OTHER
	COMMON STOCK		PAID-IN	(ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	DEFICIT)	INCOME (LOSS)	INTEREST	TOTAL
BALANCE—JANUARY 1, 2014	3,910,191	$3,910	$38,925	$(2,212)	$(1,641)	$—	$38,982
Stock based compensation expense	—	—	12	—	—	—	12
Noncontrolling interest contributions	—	—	—	—	—	800	800
Net income	—	—	—	2,064	—	(800)	1,264
Other comprehensive income	—	—	—	—	784	—	784

BALANCE—JUNE 30, 2014	3,910,191	$3,910	$38,937	$(148)	$(857)	$—	$41,842

BALANCE—JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$—	$43,516
Stock based compensation expense	—	—	26	—	—	—	26
Shares retained by shareholders of Commerce Union Bancorp, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	8,585	9	74	—	—	—	83
Stock issuance costs	—	—	(111)	—	—	—	(111)
Noncontrolling interest contributions	—	—	—	—	—	103	103
Net income	—	—	—	2,214	—	(103)	2,111
Other comprehensive loss	—	—	—	—	(1,035)	—	(1,035)

BALANCE—JUNE 30, 2015	7,070,821	$7,071	$82,952	$3,115	$(1,285)	$—	$91,853

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Consolidated net income	$2,111	$1,264
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Provision for loan losses	(500)	(750)
Deferred income taxes	544	1,289
Depreciation and amortization of premises and equipment	388	292
Net amortization of securities	469	190
Net realized (gains) losses on sales of securities	396	(106)
Gains on mortgage loans sold, net	(4,533)	(610)
Stock-based compensation expense	26	12
Losses on sales of other real estate	—	8
Provision for losses on other real estate	110	32
Increase in cash surrender value of life insurance contracts	(216)	(171)
Mortgage loans originated for resale	(109,175)	(35,596)
Proceeds from sale of mortgage loans	98,633	18,641
Amortization of core deposit intangible	121	65
Change in:
Accrued interest receivable	(39)	81
Other assets	(594)	(709)
Accrued interest payable and other liabilities	(730)	(104)

TOTAL ADJUSTMENTS	(15,100)	(17,436)

NET CASH USED IN OPERATING ACTIVITIES	(12,989)	(16,172)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(32,223)	(15,921)
Sales	709	8,655
Maturities, prepayments and calls	2,699	1,211
Activities in held to maturity securities
Sales	20,649	—
Maturities, prepayments and calls	—	62
Purchases of restricted equity securities	(89)	(268)
Loan originations and payments, net	(8,503)	(14,059)
Purchase of leasehold improvements, equipment and software	(201)	(142)
Proceeds from sale of equipment	—	13
Proceeds from sales of other real estate	—	91
Purchase of life insurance contracts	(4,000)	(2,000)
Cash received in merger	12,378	—

NET CASH USED IN INVESTING ACTIVITIES	(8,581)	(22,358)

FINANCING ACTIVITIES
Net change in deposits	20,343	52,026
Net change in federal funds purchased	(6,651)	—
Advances of (repayments on) Federal Home Loan Bank advances, net	18,498	(5,000)
Issuance of common stock	83	—
Stock issuance costs	(111)	—
Noncontrolling interest contributions	225	460

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,387	47,486

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,817	8,956
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	11,147	10,669

CASH AND CASH EQUIVALENTS—END OF PERIOD	$21,964	$19,625

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	June 30, 2015	June 30, 2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,114	$792
Taxes	$2,155	$111
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale	$(2,291)	$1,411
Change in receivable due from noncontrolling interest	(122)	340

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Commerce Union Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. and Reliant Investments, LLC, and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

The consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, included herein have not been audited. The December 31, 2014 Balance Sheet is derived from the audited financial statements of Reliant Bank. See Note 11 related to the business combination occurring during 2015 and the related financial presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s 2014 audited financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$4,935	$12	$(110)	$4,837
State and municipal	67,988	248	(1,669)	66,567
Corporate bonds	3,000	7	(30)	2,977
Mortgage backed securities	36,014	69	(675)	35,408
Money market	2,250	—	—	2,250

Total	$114,187	$336	$(2,484)	$112,039

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$4,758	$—	$(130)	$4,628
State and municipal	35,952	523	(266)	36,209
Corporate bonds	1,000	7	—	1,007
Mortgage backed securities	9,933	146	(137)	9,942
Money market	2,500	—	—	2,500

Total	$54,143	$676	$(533)	$54,286

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

There were no held to maturity securities as of June 30, 2015. On January 16, 2015, the Company sold $20,806 of securities that were classified as held to maturity and recognized a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

The amortized cost and fair value of held to maturity securities and the related gross unrealized gains and losses at December 31, 2014 were as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$21,016	$3	$(344)	$20,675
Corporate bonds	1,943	42	(5)	1,980

Total	$22,959	$45	$(349)	$22,655

Securities pledged at June 30, 2015 and December 31, 2014 had a carrying amount of $50,717 and $32,783, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at June 30, 2015 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,268	$1,267
Due in one to five years	21,432	21,274
Due in five to ten years	19,478	19,209
Due after ten years	35,995	34,881
Mortgage backed securities	36,014	35,408

	$114,187	$112,039

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$3,375	$110	$3,375	$110
State and municipal	44,866	1,441	5,690	228	50,556	1,669
Corporate bonds	1,970	30	—	—	1,970	30
Mortgage backed securities	25,892	481	4,330	194	30,222	675

Total temporarily impaired	$72,728	$1,952	$13,395	$532	$86,123	$2,484

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$996	$3	$3,357	$127	$4,353	$130
State and municipal	6,185	101	8,614	165	14,799	266
Mortgage backed securities	—	—	4,807	137	4,807	137

Total temporarily impaired	$7,181	$104	$16,778	$429	$23,959	$533

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

The following table shows held to maturities securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$20,459	$344	$20,459	$344
Corporate bonds	—	—	493	5	493	5

Total temporarily impaired	$—	$—	$20,952	$349	$20,952	$349

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 205 securities in an unrealized loss position as of June 30, 2015.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2015 and December 31, 2014 were comprised as follows:

	June 30, 2015	December 31, 2014
Commerical	$124,941	$80,817
Real estate
1-4 Family Residential	105,706	41,297
1-4 Family HELOC	45,167	33,108
Multifamily and Commercial	189,644	112,805
Construction, Land Development and Farmland	90,103	37,127
Consumer	13,935	11,771
Other	5,556	300

	575,052	317,225
Less
Deferred loan fees	1,006	375
Allowance for possible loan losses	7,424	7,353

Loans, net	$566,622	$309,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2015:

		Multi Family	Construction
		and	Land	1-4 Family
	Commercial and	Commercial	Development	Residential
	Industrial	Real Estate	and Farmland	Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	159	385	3	8
Provision	(76)	(576)	(14)	155

Ending balance	$2,267	$1,879	$731	$805

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	—	(5)	—	—	(5)
Recoveries	21	—	—	—	576
Provision	(162)	(24)	4	193	(500)

Ending balance	$713	$152	$6	$871	$7,424

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2014:

		Multi Family	Construction
		and	Land	1-4 Family
	Commercial and	Commercial	Development	Residential
	Industrial	Real Estate	and Farmland	Real Estate
Beginning balance	$2,138	$1,581	$553	$1,071
Charge-offs	(9)	—	—	—
Recoveries	76	41	108	88
Provision	32	289	46	(178)

Ending balance	$2,237	$1,911	$707	$981

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$865	$257	$13	$2,052	$8,530
Charge-offs	—	(122)	—	—	(131)
Recoveries	12	—	—	—	325
Provision	(196)	33	(11)	(765)	(750)

Ending balance	$681	$168	$2	$1,287	$7,974

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 was as follows:

		Multi Family	Construction
		and	Land	1-4 Family
	Commercial and	Commercial	Development	Residential
	Industrial	Real Estate	and Farmland	Real Estate
Allowance for loan losses
Individually evaluated for impairment	$734	$37	$26	$90
Acquired with credit impairment	8	—	—	177
Collectively evaluated for impairment	1,525	1,842	705	538

Total	$2,267	$1,879	$731	$805

Loans
Individually evaluated for impairment	$3,155	$821	$270	$2,537
Acquired with credit impairment	1,110	4,045	1,492	829
Collectively evaluated for impairment	120,676	184,778	88,341	102,340

Total	$124,941	$189,644	$90,103	$105,706

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$244	$—	$—	$—	$1,131
Acquired with credit impairment	—	—	—	—	185
Collectively evaluated for impairment	469	152	6	871	6,108

Total	$713	$152	$6	$871	$7,424

Loans
Individually evaluated for impairment	$2,114	$—	$—		$8,897
Acquired with credit impairment	20	—	—		7,496
Collectively evaluated for impairment	43,033	13,935	5,556		558,659

Total	$45,167	$13,935	$5,556		$575,052

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 was as follows:

		Multi Family	Construction
		and	Land	1-4 Family
	Commercial and	Commercial	Development	Residential
	Industrial	Real Estate	and Farmland	Real Estate
Allowance for loan losses
Individually evaluated for impairment	$743	$37	$—	$93
Collectively evaluated for impairment	1,441	2,033	742	549

Total	$2,184	$2,070	$742	$642

Loans
Individually evaluated for impairment	$2,258	$1,234	$—	$5,411
Collectively evaluated for impairment	78,559	111,571	37,127	35,886

Total	$80,817	$112,805	$37,127	$41,297

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$392	$—	$—	$—	$1,265
Collectively evaluated for impairment	462	181	2	678	6,088

Total	$854	$181	$2	$678	$7,353

Loans
Individually evaluated for impairment	$2,114	$—	$—		$11,017
Collectively evaluated for impairment	30,994	11,771	300		306,208

Total	$33,108	$11,771	$300		$317,225

Risk characteristics relevant to each portfolio segment are as follows:

Commercial and industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Multi-family and commercial real estate: Multi-family and commercial real estate and multi-family loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

1-4 family HELOC: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV, minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Non-accrual loans by class of loan were as follows at June 30, 2015 and December 31, 2014:

	2015	2014
Commercial and Industrial	$1,384	$211
Multi Family and Commercial Real Estate	821	821
Construction, Land Development and Farmland	159	—
1-4 Family Residential Real Estate	390	243
1-4 Family HELOC	1,349	1,350

Total	$4,103	$2,625

Individually impaired loans by class of loans were as follows at June 30, 2015:

		Recorded	Recorded
		Investment	Investment
	Unpaid	with no	with	Total
	Principal	Allowance	Allowance	Recorded	Related
	Balance	Recorded	Recorded	Investment	Allowance
Commercial and Industrial	$5,876	$3,005	$1,260	$4,265	$742
Multi Family and Commercial Real Estate	5,674	4,127	739	4,866	37
Construction, Land Development and Farmland	1,880	1,492	270	1,762	26
1-4 Family Residential Real Estate	3,714	2,599	767	3,366	267
1-4 Family HELOC	2,825	1,514	620	2,134	244

Total	$19,969	$12,737	$3,656	$16,393	$1,316

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2014:

		Recorded	Recorded
		Investment	Investment
	Unpaid	with no	with	Total
	Principal	Allowance	Allowance	Recorded	Related
	Balance	Recorded	Recorded	Investment	Allowance
Commercial and Industrial	$2,324	$743	$1,515	$2,258	$743
Multi Family and Commercial Real Estate	1,404	739	495	1,234	37
Construction and Land Development	—	—	—	—	—
1-4 Family Residential Real Estate	5,456	243	5,168	5,411	93
1-4 Family HELOC	2,227	764	1,350	2,114	392
Consumer	—	—	—	—	—

Total	$11,411	$2,489	$8,528	$11,017	$1,265

The average balances of impaired loans for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Commercial and Industrial	$2,911	$1,685
Multi Family and Commercial Real Estate	2,443	1,263
Construction and Land Development	587	269
1-4 Family Residential Real Estate	3,777	5,438
1-4 Family HELOC	2,081	2,017
Consumer	—	88

Total	$11,799	$10,760

Interest income recognized on these loans was not material for the six months ended June 30, 2015 or 2014.

The Company utilizes a risk grading system to monitor the credit quality of the Company’s commercial loan portfolio which consists of commercial and industrial, commercial real estate and construction loans. Loans are graded on a scale of 1 to 9. Grades 1 - 5 are pass credits, grade 6 is special mention, grade 7 is substandard, grade 8 is doubtful and grade 9 is loss. A description of the risk grades are as follows:

Grade 1 - Minimal Risk (Pass)

This grade includes loans to borrowers with a strong financial position and history of profits and cash flows sufficient to service the debt. These borrowers have well defined sources of primary/secondary repayment, conservatively leveraged balance sheets and the ability to access a wide range of financing alternatives. Collateral securing these loans is negotiable, of sufficient value and in possession of the Company. Risk of loss is unlikely.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Grade 2 - High Quality (Pass)

This grade includes loans to borrowers with a strong financial condition reflecting dependable net profits and cash flows. The borrower has verifiable liquid net worth providing above average asset protection. An identifiable market exists for the collateral. Risk of loss is unlikely.

Grade 3 - Above Average (Pass)

This grade includes loans to borrowers with a balance sheet that reflects a comfortable degree of leverage and liquidity. Borrowers are profitable and have a sustained record of servicing debt. An identifiable market exists for the collateral, but liquidation could take up to one year. Risk of loss is unlikely.

Grade 4 - Average (Pass)

This grade includes loans to borrowers with a financial condition that is satisfactory and comparable to industry standards. The borrower has verifiable net worth, providing over time, average asset protection. Borrower cash flows are sufficient to satisfy debt service requirements. Risk of loss is below average.

Grade 5 - Acceptable (Management Attention) (Pass)

This grade includes loans to borrowers whose loans are performing, but sources of repayment are not documented by the current credit analysis. There are some declining trends in margins, ratios and/or cash flow. Guarantor(s) have strong net worth(s), but assets may be concentrated in real estate or other illiquid investments. Risk of loss is average.

Grade 6 - Special Mention

Special mention assets have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a substandard classification. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. The special mention rating is designed to identify a specific level of risk and concern about asset quality. Although a special mention asset has a higher probability of default than a pass asset, its default is not imminent.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Grade 7 - Substandard

A ‘‘substandard’’ extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified should have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by Company management. Substandard assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigation.

Grade 8 - Doubtful

An extension of credit classified ‘‘doubtful’’ has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans. Generally, the doubtful classification should not extend for a long period of time because in most cases the pending factors or events that warranted the doubtful classification should be resolved either positively or negatively in a reasonable period of time.

Grade 9 - Loss

Extensions of credit classified ‘‘loss’’ are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Amounts classified loss should be promptly charged off. The Company will not attempt long term recoveries while the credit remains on the Company’s books. Losses should be taken in the period in which they surface as uncollectible. With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest.

Consumer purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at June 30, 2015:

		Multi Family and
	Commercial and	Commercial	Construction and
	Industrial	Real Estate	Land Development
Pass (grades 1-5)	$122,084	$187,242	$87,683
Special Mention	841	1,581	2,176
Substandard	2,016	821	244

Total	$124,941	$189,644	$90,103

		1-4 Family
	Consumer and	Residential Real	1-4 Family
	Other	Estate	HELOC	Total
Pass (grades 1-5)	$19,491	$102,340	$43,028	$561,868
Special Mention	—	270	26	4,894
Substandard	—	3,096	2,113	8,290

Total	$19,491	$105,706	$45,167	$575,052

Credit quality indicators by class of loan were as follows at December 31, 2014:

		Multi Family and
	Commercial and	Commercial	Construction and
	Industrial	Real Estate	Land Development
Pass (grades 1-5)	$79,280	$111,571	$37,127
Substandard	1,537	1,234	—

Total	$80,817	$112,805	$37,127

		1-4 Family
	Consumer and	Residential Real	1-4 Family
	Other	Estate	HELOC	Total
Pass (grades 1-5)	$12,071	$39,849	$30,994	$310,892
Substandard	—	1,448	2,114	6,333

Total	$12,071	$41,297	$33,108	$317,225

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at June 30, 2015:

Accruing
	Accruing	Accruing	Greater	Accruing
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due
Commercial and industrial	$20	$19	$175	$214
Multi family and commercial real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
1-4 family residential real estate	608	232	—	840
1-4 family HELOC	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—

Total	$628	$251	$175	$1,054

		Accruing	Non Accrual	Non Accrual
		Total	Current	Past Due
	Current	Past Due	Loans	Loans	Total Loans
Commercial and industrial	$123,343	$214	$871	$513	$124,941
Multi family and commercial real estate	188,823	—	—	821	189,644
Construction, land development and farmland	89,944	—	159	—	90,103
1-4 family residential real estate	104,476	840	390	—	105,706
1-4 family HELOC	43,818	—	1,151	198	45,167
Consumer	13,935	—	—	—	13,935
Other	5,556	—	—	—	5,556

Total	$569,895	$1,054	$2,571	$1,532	$575,052

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2014:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial and industrial	$—	$—	$—	$—
Multi family and commercial real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
1-4 family residential real estate	181	—	—	181
1-4 family HELOC	337	—	—	337
Consumer	—	—	—	—
Other	—	—	—	—

Total	$518	$—	$—	$518

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial and industrial	$80,606	$—	$211	$—	$80,817
Multi family and commercial real estate	111,984	—	—	821	112,805
Construction, land development and farmland	37,127	—	—	—	37,127
1-4 family residential real estate	40,873	181	243	—	41,297
1-4 family HELOC	31,421	337	1,162	188	33,108
Consumer	11,771	—	—	—	11,771
Other	300	—	—	—	300

Total	$314,082	$518	$1,616	$1,009	$317,225

There was one loan totaling $175 that was past due 90 days or more and still accruing interest at June 30, 2015. There were no loans that were past due 90 days or more and still accruing interest at December 31, 2014.

During the six months ended June 30, 2015 there were no modifications of loans considered to be troubled debt restructurings. During the six months ended June 30, 2014, loans totaling $235 were modified in troubled debt restructurings. The modifications consisted of changes in amortization terms of the notes. There was no change in the outstanding balances of the loans and there was no effect on the allowance for loan losses. Interest income was not significantly affected by the modifications.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

Commercial and Industrial	$1,772
Multi Family and Commercial Real Estate	4,682
Construction, Land Development and Farmland	1,602
1-4 Family Residential Real Estate	1,125
1-4 Family HELOC	42

Total purchased credit impaired loans	9,223
Less remaining purchase discount	1,727

7,496
Allowance for loan losses	185

Carrying amount, net of allowance	$7,311

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the six months ended June 30, 2015:

Balance at January 1, 2015	$—
New loans acquired	478
Accretion income	(42)
Reclassification to nonaccretable	(144)
Disposals	—

Balance at June 30, 2015	$292

The Company increased the allowance for loan losses on purchased credit impaired loans by $185 during the six month ended June 30, 2015.

Purchased credit impaired loans acquired during the six months ended June 30, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable of loans purchased during the year	$10,201
Cash flows expected to be collected at acquisition	$8,564
Fair value at acquisition	$7,346

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES

Financial accounting standards relating to fair value measurements establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by the observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company obtains fair value measurements for securities available for sale from an independent pricing service. The fair value measurements consider observable data that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, cash flows and reference data, including market research publications, among other things.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis include the following:

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the present value of expected payments using the loan’s effective rate as the discount rate or recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Other real estate owned: The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

There were no changes in valuation methodologies used during the six months ended June 30, 2015.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company’s valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2015 and December 31, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,837	$—	$4,837	$—
State and municipal	66,567	—	66,567	—
Corporate bonds	2,977	—	2,977	—
Mortgage backed securities	35,408	—	35,408	—
Money market	2,250	—	2,250	—
Interest rate swap	334	—	334	—
Liabilities
Interest rate swap	$269	$—	$269	$—
December 31, 2014
Assets
U. S. Treasury and other U. S. government agencies	$4,628	$—	$4,628	$—
State and municipal	36,209	—	36,209	—
Corporate bonds	1,007	—	1,007	—
Mortgage backed securities	9,942	—	9,942	—
Money market	2,500	—	2,500	—
Liabilities
Interest rate swap	$250	$—	$250	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets
Impaired loans	$2,340	$—	$—	$2,340
Other real estate owned	1,094	—	—	1,094
December 31, 2014
Assets
Impaired loans	$7,263	$—	$—	$7,263
Other real estate owned	1,204	—	—	1,204

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2015 and December 31, 2014:

	Valuation	Significant	Range
	Techniques (1)	Unobservable Inputs	(Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments at June 30, 2015 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$21,638	$21,638	$21,638	$—	$—
Federal funds sold	326	326	326	—	—
Securities available for sale	112,039	112,039	—	112,039	—
Loans, net	566,622	570,917	—	—	570,917
Mortgage loans held for sale	41,715	41,715	—	—	41,715
Accrued interest receivable	2,670	2,670	—	2,670	—
Restricted equity securities	5,326	5,326	—	5,326	—
Interest rate swap	334	334	—	334	—
Financial liabilities:
Deposits	602,503	573,185	—	—	573,185
Accrued interest payable	112	112	—	112	—
Federal Home Loan Bank advances	102,854	103,394	—	103,394	—
Interest rate swap	269	269	—	269	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$10,747	$10,747	$10,747	$—	$—
Federal funds sold	400	400	400	—	—
Securities held to maturity	22,959	22,655	—	22,655	—
Securities available for sale	54,286	54,286	—	54,286	—
Loans, net	309,497	319,332	—	—	319,332
Mortgage loans held for sale	26,640	26,640	—	—	26,640
Accrued interest receivable	1,386	1,386	—	1,386	—
Restricted equity securities	3,263	3,263	—	3,263	—
Financial liabilities:
Deposits	334,365	323,404	—	—	323,404
Accrued interest payable	79	79	—	79	—
Federal Home Loan Bank advances	63,500	63,776	—	63,776	—
Interest rate swap	250	250	—	250	—
Federal funds purchased	6,651	6,651	—	6,651	—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, restricted equity securities, demand deposits, and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on discounted cash flows using current rates for similar financing.

NOTE 5—STOCK-BASED COMPENSATION

In 2006, the Board of Directors and shareholders of the Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers of the Company. As part of a reorganization, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan that permits the grant of awards up to 1,250,000 shares of the Company common stock in the form of stock options. As part of the merger with Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of Commerce Union Bancshares, Inc. under this plan.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the activity in the stock option plans for the six months ended June 30, 2015 is as follows. The beginning balance reflects the outstanding options of Reliant Bank:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2015	383,565	$10.39
Granted	—	—
Exercised	(8,585)	9.79
Forfeited or expired	(3,569)	9.65
Share conversion	8,155	10.18
Retained by CUB shareholders in merger	452,653	10.43

Outstanding at June 30, 2015	832,219	$10.33	1.84	$3,495,000

Exercisable at June 30, 2015	799,683	$10.28	1.60	$3,394,000

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 5—STOCK-BASED COMPENSATION (CONTINUED)

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2015	6,725	$2.77
Granted	—	—
Vested	(10,860)	2.46
Forfeited	(189)	2.41
Retained by CUB shareholders in merger	36,860	2.32

Non-vested options at June 30, 2015	32,536	2.36

NOTE 6—REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2015 and December 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 6—REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

In July 2013, the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing Basel III became effective on January 1, 2015, and include new minimum risk-based capital and leverage ratios and a new common equity tier 1 ratio. In addition, these rules refine the definition of what constitutes capital for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

Basel III establishes a “capital conservation buffer” of 2.5% to be phased in beginning on January 1, 2016, at a rate of ..625% per year, becoming fully phased in on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

Actual and required capital amounts and ratios are presented below as of June 30, 2015 and December 31, 2014.

					To Be Well
	Actual				Capitalized Under
	Regulatory		For Capital		Prompt Corrective
	Capital		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity tier 1	$80,824	13.24%	$27,470	4.5%	$39,679	6.5%
Tier I leverage	$80,824	10.54%	$30,673	4.0%	$38,342	5.0%
Tier I risk-based capital	$80,824	13.24%	$36,627	6.0%	$48,836	8.0%
Total risk-based capital	$88,249	14.46%	$48,824	8.0%	$61,030	10.0%
December 31, 2014
Tier I leverage	$42,542	9.71%	$17,525	4.0%	$21,906	5.0%
Tier I risk-based capital	$42,542	12.19%	$13,960	4.0%	$20,939	6.0%
Total risk-based capital	$46,942	13.45%	$27,921	8.0%	$34,901	10.0%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 7—EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended
	June 30, 2015	June 30, 2014
Basic EPS Computation:
Net income attributable to common shareholders	$1,602	$990
Weighted average common shares outstanding	7,063,771	3,993,206

Basic earnings per common share	$0.23	$0.25

Diluted EPS Computation:
Net income attributable to common shareholders	$1,602	$990
Weighted average common shares outstanding	7,063,771	3,993,206
Dilutive effect of stock options	244,897	56,526

Adjusted weighted average common shares outstanding	7,308,668	4,049,732

Diluted earnings per common share	$0.22	$0.24

	Six Months Ended
	June 30, 2015	June 30, 2014
Basic EPS Computation:
Net income attributable to common shareholders	$2,214	$2,064
Weighted average common shares outstanding	5,536,971	3,993,206

Basic earnings per common share	$0.40	$0.52

Diluted EPS Computation:
Net income attributable to common shareholders	$2,214	$2,064
Weighted average common shares outstanding	5,536,971	3,993,206
Dilutive effect of stock options	172,476	56,526

Adjusted weighted average common shares outstanding	5,709,447	4,049,732

Diluted earnings per common share	$0.39	$0.51

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING

The Company has two reportable business segments: retail banking and residential mortgage banking. Segment information is derived from the internal reporting system utilized by management. Revenues and expenses for segments reflect those, which can be specifically identified and have been assigned based on internally developed allocation methods. Financial results have been presented, to the extent practicable, as if each segment operated on a stand-alone basis.

Retail Banking provides deposit and lending services to consumer and business customers within our primary geographic markets. Our customers are serviced through branch locations, ATMs, online banking, and mobile banking.

Residential Mortgage Banking originates first lien residential mortgage loans throughout the United States. These loans are typically underwritten to government agency standards and sold to third party secondary market mortgage investors.

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2015
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Interest income	$7,687	$351	$8,038
Noninterest income	625	2,756	3,381

Total income	8,312	3,107	11,419

Provision for loan losses	(500)	—	(500)
Interest expense	675	68	743
Noninterest expense	5,633	3,071	8,704

Total expense	5,808	3,139	8,947

Net income before income taxes	2,504	(32)	2,472
Income tax expense	902	—	902

Net income (loss)	$1,602	$(32)	$1,570

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

	Three Months Ended June 30, 2014
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Interest income	$4,071	$55	$4,126
Noninterest income	296	341	637

Total income	4,367	396	4,763

Provision for loan losses	(250)	—	(250)
Interest expense	386	16	402
Noninterest expense	2,741	869	3,610

Total expense	2,877	885	3,762

Net income before income taxes	1,490	(489)	1,001
Income tax expense	500	—	500

Net income (loss)	$990	$(489)	$501

	Six Months Ended June 30, 2015
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Interest income	$11,909	$602	$12,511
Noninterest income	482	4,533	5,015

Total income	12,391	5,135	17,526

Provision for loan losses	(500)	—	(500)
Interest expense	1,037	110	1,147
Noninterest expense	8,554	5,128	13,682

Total expense	9,091	5,238	14,329

Net income before income taxes	3,300	(103)	3,197
Income tax expense	1,086	—	1,086

Net income (loss)	$2,214	$(103)	$2,111

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

	Six Months Ended June 30, 2014
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Interest income	$8,032	$68	$8,100
Noninterest income	571	610	1,181

Total income	8,603	678	9,281

Provision for loan losses	(750)	—	(750)
Interest expense	782	19	801
Noninterest expense	5,443	1,459	6,902

Total expense	5,475	1,478	6,953

Net income before income taxes	3,128	(800)	2,328
Income tax expense	1,064	—	1,064

Net income (loss)	$2,064	$(800)	$1,264

NOTE 9—DERIVATIVES

During the second quarter of 2014, the Bank began executing an approximate $10.5 million specific investment and related swap strategy. The strategy called for the purchase of approximately $10.5 million of investment grade municipal securities with the simultaneous execution of third-party swap arrangements effectively converting the fixed municipal yields to floating rates. These fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates. The Company utilized the same strategy in the first quarter of 2015 adding an additional $6.1 million of similar investments and related swaps.

These derivative instruments were designated and qualify as a fair value hedge. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At June 30, 2015, the Company’s fair value hedges are effective and are not expected to have a significant impact on our net income over the next 12 months.

The notional amounts of the swap agreements totaled $16.6 million at June 30, 2015 with fair values totaling $334 recorded in other assets and $269 recorded in other liabilities. The notional amounts of the swap agreements totaled $10.3 million at December 31, 2014 with fair values totaling $250 recorded in other liabilities.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide scope exceptions from consolidation guidance for reporting entities with interest in legal entities that are required to comply or operate in accordance with requirements of the Investment Company Act of 1940 for registered market funds. The amendments in ASU 2015-02 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the potential impact on the consolidated financial statements.

NOTE 11—BUSINESS COMBINATION

On March 10, 2015, Commerce Union Bancshares, Inc. (“Commerce Union”) approved a merger with Reliant Bank (“Reliant”) which became effective on April 1, 2015 (“the Merger”). Each outstanding share and option to purchase a share of Reliant common stock converted into the right to receive 1.0213 shares of Commerce Union common stock. After the Merger was completed, Commerce Union’s shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant was considered to be acquiring Commerce Union in this transaction. As a result, the historical financial statements of the Company will be the historical financial statements of Reliant. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant prior to the Merger. These financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11—BUSINESS COMBINATION (CONTINUED)

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price
Shares of CUB common stock outstanding as of March 31, 2015	3,069,030
Estimated market price of CUB common stock on April 1, 2015	$14.95

Estimated fair value of CUB common stock	45,881,999
Estimated fair value of CUB stock options	2,019,265

Total consideration	$47,901,264

Allocation of Purchase Price
Total consideration above (in thousands)	$47,901

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$12,378
Investment securities available for sale	29,487
Loans	248,122
Premises and equipment	5,807
Deferred tax asset, net	549
Bank owned life insurance	4,181
Core deposit intangible	1,901
Prepaid and other assets	4,229
Deposits	(247,307)
Securities sold under repurchase agreements	(488)
Other borrowings	(20,856)
Payables and other liabilities	(733)

Total fair value of net assets acquired	37,270

Goodwill	$10,631

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11—BUSINESS COMBINATION (CONTINUED)

Pro forma data for the six months ended June 30. 2015 and 2014 in the table below presents information as if the merger occurred at the beginning of each period.

	Six Months Ended
	June 30, 2015	June 30, 2014
Net interest income	$14,549	$13,214
Net income available to common shareholders	2,860	3,429
Earnings per share—basic	0.40	0.49
Earnings per share—diluted	0.39	0.48

Supplemental pro forma earnings in the above table for the six months ended 2015 and 2014 include $565 and $550 of nonrecurring costs, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Commerce Union Bank.” The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s and Bank’s results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 8-K/A filed June 15, 2015. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Our accounting policies are integral to understanding the results reported. Accounting policies are described throughout this document which includes the consolidated financial statements. The critical accounting policies require our judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended June 30, 2015 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Commerce Union Bank “Bank” along with its wholly-owned subsidiary, Commerce Union Mortgage Services, Inc., the Bank’s wholly-owned subsidiary, Reliant Investments, LLC, and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the six months ended June 30, 2015 included the accounts of the Company after the reverse merger described below for the three months ended June 30, 2015 and the accounts of Reliant Bank only, with it’s wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. Comparative periods are comprised of the accounts of the Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany accounts and transactions have been eliminated in consolidated.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the reverse merger (discussed below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the reverse merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Commerce Union Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged off.

There is an unallocated general reserve. This unallocated portion of the reserve is above the allocated amount calculated for each loan pool segment based on each loan pool’s historical loss experience adjusted for current economic and environmental factors. This unallocated reserve was added due to the volatility in credit losses and the uncertainty risk that is not specifically identified with any particular loan pool segment. It also recognizes that the recent recessionary period has manifested in higher and more unpredictable loss rates over an extended period of time. Management believes the volatility in real estate values over several of the past years as well as the continued slowness in general economic recovery supports maintaining an unallocated portion of the general reserve.

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on non-accrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loans remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note to the financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

Merger Between Commerce Union Bancshares, Inc. and Reliant Bank

On March 10, 2015, Commerce Union Bancshares, Inc. (“Commerce Union”) approved a merger with Reliant Bank (“Reliant”) which became effective on April 1, 2015 (“the Merger”). Each outstanding share and option to purchase a share of Reliant common stock converted into the right to receive 1.0213 shares of Commerce Union common stock. After the Merger was completed, Commerce Union’s shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant was considered to be acquiring Commerce Union in this transaction. As a result, the historical financial statements of the Company will be the historical financial statements of Reliant. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015.

The Merger increased the Company’s total revenue by approximately $3,962 and increased net income before taxes by approximately $1,594 for both the three- and six-months ended June 30, 2015. The earnings growth was offset somewhat by an increase in non-interest expenses related to the Merger. Salaries expense totaled $5,075 and $7,914 for the three and six months ended June 30, 2015, compared to $2,210 and $4,078 for the same periods in 2014, an increase of $2,865 and $3,836 between the respective periods, most of which is attributed to the addition of Commerce Union Bank personnel and increases in commissions and personnel related to the operation of Reliant Bank mortgage services. Expenses related to the Merger totaled $194 and $417 for the three and six months ended June 30, 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

As of March 31, 2015, Commerce Union Bancshares, Inc., including its wholly-owned subsidiary Commerce Union Bank, had total assets of $305 million, total loans of $249 million and total deposits of $247 million. Commerce Union Bank held a loan portfolio that was primarily comprised of real estate loans. Immediately prior to the closing of the acquisition, for the three months ended March 31, 2015, Commerce Union Bank’s balance of nonperforming loans totaled 0.61% of total loans.

As a result of the Merger, the Company:

•	grew consolidated total assets from $474.4 million to $790.9 million as of April 1, 2015, after giving effect to purchase accounting;

•	increased total loans from $313.2 million to $561.4 million as of April 1, 2015;

•	increased total deposits from $376.6 million to $623.9 million as of April 1, 2015; and

•	expanded its employee base from 164 full time equivalent employees to 215 full time equivalent employees as of April 1, 2015.

Earnings

Net income attributable to shareholders amounted to $1,602 and $2,214, or $0.23 and $0.40 per basic share for the three and six months ended June 30, 2015, respectively, compared to $990 and $2,064, or $0.25 and $0.52 per basic share for the same periods in 2014. Diluted net income attributable to shareholders per share was $0.22 and $0.39 per basic share and $0.24 and $0.51 per diluted share for the three and six months ended June 30, 2015, and 2014, respectively. The largest components of the improvement from the previous three and six months include a 95.9 % and 55.7%, respectively, increase in net interest income of $3,571 and $4,065, respectively, and an increase in non-interest income of $2,744 and $3,834, respectively for the three and six months ended June 30, 2015 compared to 2014. The largest factor offsetting the improvement was an increase in non-interest expenses of $5,094 and $6,780, respectively, for the three and six months ended June 30, 2015 and 2014. These and other components of the variances are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2015, and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Change
		Rates /	Interest		Rates /	Interest
	Average	Yields	Income /	Average	Yields	Income /	Due to	Due to
	Balances	(%)	Expense	Balances	(%)	Expense	Volume	Rate	Total
Interest Earning Assets
Loans	$564,056	4.83	$6,790	$291,295	4.67	$3,392	$3,278	$120	$3,398
Loan fees	—	0.22	313	—	0.31	228	85	—	85

Loans with fees	564,056	5.05	7,103	291,295	4.98	3,620	3,363	120	3,483
Mortgage loans held for sale	36,408	3.87	351	8,364	2.64	55	260	36	296
Federal funds sold	542	2.22	3	363	—	—	—	3	3
Deposits with banks	26,171	0.17	11	14,762	0.22	8	13	(10)	3
Investment securities—taxable	48,712	1.80	218	42,111	2.48	260	193	(235)	(42)
Investment securities—tax-exempt	64,698	2.81	299	27,446	3.23	146	350	(197)	153
Other	5,312	4.00	53	2,998	4.95	37	58	(42)	16

Total Earning Assets	745,899	4.40	8,038	387,339	4.35	4,126	4,237	(325)	3,912

Nonearning Assets	43,230			15,846

	$789,129			$403,185

Interest bearing liabilities
Interest bearing demand	103,615	0.22	57	53,459	0.32	42	91	(76)	15
Savings and money market	173,093	0.29	124	114,767	0.29	83	41	—	41
Time deposits—retail	141,164	0.76	268	34,198	1.11	95	375	(202)	173
Time deposits—wholesale	93,030	0.54	125	67,408	0.58	97	69	(41)	28

Total interest bearing deposits	510,902	0.45	574	269,832	0.47	317	576	(319)	257
Federal Home Loan Bank advances and other	94,360	0.72	169	46,661	0.73	85	93	(9)	84

Total borrowed funds	94,360	0.72	169	46,661	0.73	85	93	(9)	84
Total interest-bearing liabilities	605,262	0.49	743	316,493	0.51	402	669	(328)	341

Net interest rate spread (%) / Net Interest Income ($)		3.91	$7,295		3.84	$3,724	$3,568	$3	$3,571

Non-interest bearing deposits	90,073			44,708
Other non-interest bearing liabilities	2,458			819
Stockholders’ equity	91,336			41,165

	$789,129			$403,185

Net interest margin		4.01			3.93

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$441,558	4.74	$10,376	$286,950	4.70	$6,694	$3,625	$57	$3,682
Loan fees	—	0.23	512	—	0.29	418	94	—	94

Loans with fees	441,558	4.97	10,888	286,950	4.99	7,112	3,719	57	3,776
Mortgage loans held for sale	29,209	4.16	602	5,051	2.71	68	480	54	534
Federal funds sold	597	1.35	4	328	—	—	—	4	4
Deposits with banks	20,633	0.17	17	14,553	0.21	15	10	(8)	2
Investment securities—taxable	43,401	1.96	421	43,081	2.50	535	12	(126)	(114)
Investment securities—tax-exempt	54,026	2.72	481	26,570	3.46	301	475	(295)	180
Other	4,322	4.57	98	2,952	4.71	69	35	(6)	29

Total Earning Assets	593,746	4.33	12,511	379,485	4.39	8,100	4,731	(320)	4,411

Nonearning Assets	29,566			15,215

	$623,312			$394,700

Interest bearing liabilities
Interest bearing demand	77,275	0.21	79	51,648	0.34	88	71	(80)	(9)
Savings and money market	142,320	0.27	189	114,104	0.30	170	62	(43)	19
Time deposits—retail	91,091	0.80	363	33,867	1.13	189	339	(165)	174
Time deposits—wholesale	97,853	0.52	254	63,017	0.58	181	125	(52)	73

Total interest bearing deposits	408,539	0.44	885	262,636	0.48	628	597	(340)	257
Federal Home Loan Bank advances and other	75,707	0.70	262	48,796	0.71	173	96	(7)	89

Total borrowed funds	75,707	0.70	262	48,796	0.71	173	96	(7)	89
Total interest-bearing liabilities	484,246	0.48	1,147	311,432	0.52	801	693	(347)	346

Net interest rate spread (%) / Net Interest Income ($)		3.85	$11,364		3.87	$7,299	$4,038	$27	$4,065

Non-interest bearing deposits	69,754			42,161
Other non-interest bearing liabilities	1,873			656
Stockholders’ equity	67,439			40,451

	$623,312			$394,700

Net interest margin		3.94			3.96

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Tax exempt investment security yields are shown on a fully tax equivalent basis. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and six months ended June 30, 2015, we recorded net interest income of approximately $7.3 million and $11.4 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.01% and 3.94%, respectively. For the three and six months ended June 30, 2014, we recorded net interest income of approximately $3.7 million and $7.3 million, respectively, which resulted in a net interest margin of 3.93% and 3.96%, respectively. For the three and six months ended June 30, 2015 and 2014, our net interest spread was 3.91% and 3.85%, respectively and 3.84% and 3.87%, respectively.

Our year-over-year average loan volume increased by approximately 53.88% from the first six months of 2014 to the first six months of 2015. Our combined loan and loan fee yield declined from 4.99% to 4.97% for the first six months of 2015 compared to 2014, respectively, while our combined loan and loan fee yield increased slightly from 4.98% to 5.05% for the three months ended June 30, 2014 to 2015, respectively. The competition for quality loans has remained intense and the market dictates the rate necessary in order to grow and to some extent even maintain volumes.

The decline in net interest margin was favorably impacted by management’s efforts to lower our cost of funds. Our cost of funds declined from 0.52% to 0.48% for the six months ended June 30, 2014 compared to the same period in 2015, respectively. Also, our cost of funds declined from 0.51% to 0.49% for the three months ended June 30, 2014 compared to the same period in 2015. This decline was attributable to several factors. Management has continued to lower rates paid on interest bearing liabilities and has somewhat shifted toward lower-cost alternative funding sources such as wholesale time deposits and low-cost Federal Home Loan Bank advances. We also experienced a 65.45% increase in our average non-interest bearing deposits from the six months ended June 30, 2014 to 2015 mainly as a result of a year-long strategic growth initiative and the Merger effective April 1, 2015.

We continue to deploy various asset and liability management strategies to manage our risk to interest rate fluctuations. We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters.

Provision for Loan Losses

The provision for loan losses represents a charge (or in the case of the three and six month periods ended June 30, 2015 and 2014, a recovery) to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses on a quarterly basis to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2015. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a negative provision for loan losses of $500 for both the three and six months ended June 30, 2015, respectively, compared to a negative provision for loan losses of $250 and $750 for the three and six months ended June 30, 2014, respectively. Our provision for loan losses was impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2015, and 2014 (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$265	$149	$116	77.9%
Securities gains (losses), net	—	40	(40)	-100.0%
Gains on mortgage loans sold, net	2,756	341	2,415	708.2%
Other noninterest income:
Bank-owned life insurance	123	93	30	32.3%
Trust and brokerage revenue	5	8	(3)	-37.5%
Rental income	6	—	6	100.0%
Miscellaneous noninterest income	226	6	220	3,666.7%

Total other non-interest income	360	107	253	236.4%

Total Non-Interest Income	$3,381	$637	$2,744	430.8%

	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$412	$279	$133	47.7%
Securities gains (losses), net	(396)	106	(502)	-473.6%
Gains on mortgage loans sold, net	4,533	610	3,923	643.1%
Gain (loss) on sale of other real estate	—	(8)	8	-100.0%
Other noninterest income:
Bank-owned life insurance	216	172	44	25.6%
Trust and brokerage revenue	8	11	(3)	-27.3%
Rental income	6	—	6	100.0%
Miscellaneous noninterest income	236	11	225	2,045.5%

Total other non-interest income	466	194	272	140.2%

Total Non-Interest Income	$5,015	$1,181	$3,834	324.6%

The most significant reason for the increases during the three and six months ended June 30, 2015 and 2014 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

However, following is a description of certain components of non-interest income and other reasons for fluctuations.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the first quarter of 2015, the Company sold $20,806 of securities that were previously classified as held to maturity and recognized a loss on sale of $396. Subsequent to this sale, all other securities classified as held to maturity were transferred to available-for-sale as of the date of the sale.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as we expand our mortgage operations. We began significantly expanding our mortgage operations during the second quarter of 2014 increasing the number of offices and personnel. Gains on mortgage loans sold, net, amounted to $2,756 and $4,533 for the three and six months ended June 30, 2015, compared to $341 and $610 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $123 and $216 for the three and six months ended June 30, 2015, compared to $93 and $172 for the three and six months ended June 30, 2014. Primarily, the increase in earnings on these bank-owned life insurance policies resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Gains and losses on the sale of other real estate vary from period to period based mainly on trends with foreclosure activity.

Our trust and brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and six months ended June 30, 2015, and 2014 (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$5,075	$2,210	$2,865	129.6%
Occupancy	906	647	259	40.0%
Data processing	546	347	199	57.3%
Advertising and public relations	289	96	193	201.0%
Audit, legal and consulting	520	81	439	542.0%
Federal deposit insurance	113	61	52	85.2%
Provision for losses on other real estate	90	32	58	181.3%
Other operating	1,165	136	1,029	756.6%

Total Non-Interest Expense	$8,704	$3,610	$5,094	141.1%

	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$7,914	$4,078	$3,836	94.1%
Occupancy	1,606	1,269	337	26.6%
Data processing	954	646	308	47.7%
Advertising and public relations	498	170	328	192.9%
Audit, legal and consulting	744	178	566	318.0%
Federal deposit insurance	183	121	62	51.2%
Provision for losses on other real estate	110	32	78	243.8%
Other operating	1,673	408	1,265	310.0%

Total Non-Interest Expense	$13,682	$6,902	$6,780	98.2%

The most significant reason for the increases during the three and six months ended June 30, 2015 and 2014 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

Salaries and employee benefits increased for the three and six months ended June 30, 2015 compared to the same periods in 2014. A portion of this increase is a result of the Merger effective April 1, 2015. Also, the expansion of our mortgage operations has led to an increase in salaries and benefits including commissions earned on loans originated. A smaller portion of the overall increase in salaries and benefits relates to payments made under a retail incentive program to help grow business and consumer deposit accounts.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased due to the Merger effective April 1, 2015. Other components of the increase related to inflationary increases in the lease of our Franklin operations center as well as increases in rent for our newer mortgage loan production offices.

Data processing costs increased when comparing the three and six months ended June 30, 2015 to the similar periods of 2014, substantially due to the Merger effective April 1, 2015. The combined company operates on two core data processing systems. Costs are expected to decline after conversion to one core system occurs in the fourth quarter of 2015.

Advertising and public relations costs increased when comparing the three and six months ended June 30, 2015 to similar periods of 2014, by $193 and $328, respectively. These costs were substantially attributable to our current retail customer acquisition strategy and the expanded use of mortgage lead-generating platforms. We have engaged a third party to assist with the implementation of a program to grow business and consumer deposit accounts.

Audit, legal and consulting costs increased in the three and six months ended June 30, 2015 compared to similar periods of 2014 due to merger-related expenses.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for the three and six months ended June 30, 2015, compared to the same periods in 2014 due to the Merger effective April 1, 2015. The remainder of the increase relates to our increase in average liabilities which is the base for determining our premium rate.

We recorded a provision for losses on other real estate of $90 and $110 for the three and six months ended June 30, 2015. These provisions related to one property held in our real estate portfolio. We recorded a provision of $32 for the three and six months ended June 30, 2014 relating to two properties that were held in our other real estate portfolio.

Other operating expenses increased for the three and six months ended June 30, 2015, compared to the same periods in 2014 mainly due to the Merger effective April 1, 2015. Other increases relate to an increase of $287 and $418, respectively, in loan-related expenses such as deferred origination costs and legal fees and appraisals relating to the origination of loans. Also, we recorded a provision of unfunded commitments of $315 during the three months ended June 30, 2015. This provision was recorded to provide for estimated losses in our unfunded commitments based on estimated historical losses.

Income Taxes

During the three and six months ended June 30, 2015, we recorded income tax expense of $902 and $1,086, respectively, compared to $500 and $1,064, respectively, for the three and six months ended June 30, 2014. Our income tax expense for the three and six months ended June 30, 2015, reflects an effective income tax rate of 36.0% and 32.9%, respectively, compared to 33.6% and 34.0% for the comparable periods of 2014. This effective rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Loss of Subsidiary

Our noncontrolling interest in net loss of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Commerce Union Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture incurred net losses of $32 and $103, respectively, for the three and six months ended June 30, 2015 compared to net losses of $489 and $800, respectively, for the comparable periods of 2014. These losses are included in our consolidated results. See Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets were $798,930 at June 30, 2015 and $449,731 at December 31, 2014. Our assets increased by 77.6% from December 31, 2014 to June 30, 2015. The increase in assets from December 31, 2014 to June 30, 2015, was substantially attributable to the Merger effective April 1, 2015. The increase in cash and cash equivalents was $10.8 million; increase in net loans of approximately $257.1 million; increase in mortgage loans held for sale of $15.1 million which is attributable to our expansion in that venture along with historically low long term interest rates; a net increase in our securities portfolio of $34.8 million discussed further below; and a $8.4 million increase in bank-owned life insurance. As a result of the Merger, goodwill and core deposit intangibles increased $10.6 million and $1.8 million, respectively. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. The growth in loan volume has, to a small degree, negatively affected our loan yields. Total loans, net, at June 30, 2015, and December 31, 2014, were $566,622 and $309,497, respectively. This represented an increase of 83.1% from December 31, 2014 to June 30, 2015.

The primary reason for the significant increase in total loans and the individual components of the loan portfolio is due to the Merger that was effective April 1, 2015.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Commerical	$124,941	21.7%	$80,817	25.5%
Real estate:
1-4 Family Residential	105,706	18.4%	41,297	13.0%
1-4 Family HELOC	45,167	7.8%	33,108	10.4%
Multifamily and Commercial	189,644	33.0%	112,805	35.6%
Construction, Land Development and Farmland	90,103	15.7%	37,127	11.7%
Consumer	13,935	2.4%	11,771	3.7%
Other	5,556	1.0%	300	0.1%

	575,052	100.0%	317,225	100.0%
Less:
Deferred loan fees	1,006		375
Allowance for possible loan losses	7,424		7,353

Loans, net	$566,622		$309,497

The table below provides a summary of PCI loans as of June 30, 2015:

June 30,
2015
Commerical	$1,772
Real estate:
1-4 Family Residential	1,125
1-4 Family HELOC	42
Multifamily and Commercial	4,682
Construction, Land Development and Farmland	1,602
Consumer	—
Other	—

Total gross PCI loans	9,223
Less:
Remaining purchase discount	1,727
Allowance for possible loan losses	185

Loans, net	$7,311

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $124,941 at June 30, 2015, increased 54.6% compared to $80,817 as of December 31, 2014.

Real estate loans comprised 74.9% of the loan portfolio at June 30, 2015. Residential loans included in this category consist mainly of revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit and closed-end loans secured by first and second liens that are not held for sale. The Company increased the residential portfolio from December 31, 2014 to June 30, 2015. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $189,644 at June 30, 2015, increased 68.1% compared to the $112,805 held as of December 31, 2014. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2014 and into the first six months of 2015, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2014, to June 30, 2015, of 18.4%.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2015, excluding unearned net fees and costs.

	One Year or	One to Five	Over Five
	Less	Years	Years	Total
Gross loans	$145,775	$295,753	$133,524	$575,052

Fixed interest rate				$409,024
Variable interest rate				166,028

Total				$575,052

The information presented in the above table is based upon the contractual maturities or next repricing date of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio.

Allowance for Loan Losses

We maintain an allowance for loan losses that we believe is adequate to absorb the probable incurred losses inherent in our loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged off.

The Company has an unallocated general reserve. This unallocated portion of the reserve is above the allocated amount calculated for each loan pool segment based on each loan pool’s historical loss experience adjusted for current economic and environmental factors. This unallocated reserve was added due to the volatility in credit losses and the uncertainty risk that is not specifically identified with any particular loan pool segment. It also recognizes that the recent recessionary period has manifested in higher and more unpredictable loss rates over an extended period of time. Management believes the volatility in real estate values over the past several years as well as the continued slowness in general economic recovery supports maintaining an unallocated portion of the general reserve.

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on non-accrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loans remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

At June 30, 2015, the allowance for loan losses was $7,424 compared to $7,353 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 1.3% and 2.3% at June 30, 2015 and December 31, 2014, respectively. The allowance was adjusted downward in total and as a percentage of loans from December 31, 2014 to June 30, 2015 for two reasons. First, the merger completed April 1, 2015 called for the elimination of the Commerce Union Bank allowance for loan losses as of the first day of the merger. This allowance was effectively considered as a component (among others such as market interest rates) when determining the market value of the loan portfolio that was marked to market at the time of the merger. Also, charge-off and general economic activity has continued to improve for our area and our customers and nonperforming assets have declined. The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	June 30,	June 30,
	2015	2014
Beginning Balance, January 1	$7,353	$8,530
Loans charged off:
Commerical	—	(9)
Real estate:
1-4 Family Residential	—	—
1-4 Family HELOC	—	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(5)	(122)
Other	—	—

Total loans charged off	(5)	(131)

Recoveries on loans previously charged off:
Commerical	159	76
Real estate:
1-4 Family Residential	8	88
1-4 Family HELOC	21	12
Multifamily and Commercial	385	41
Construction, Land Development and Farmland	3	108
Consumer	—	—
Other	—	—

Total loan recoveries	576	325

Net recoveries (charge-offs)	571	194
Provision for loan losses	(500)	(750)

Total allowance, June 30	$7,424	$7,974

Gross loans at end of period (1)	$575,052	$300,553

Average gross loans (1)	$441,558	$286,950

Allowance to total loans	1.29%	2.65%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30,			December 31,
	2015			2014
		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans
Commerical	$2,267	30.5%	21.7%	$2,184	29.7%	25.5%
Real estate:
1-4 Family Residential	805	10.8%	18.4%	642	8.7%	13.0%
1-4 Family HELOC	713	9.6%	7.8%	854	11.6%	10.4%
Multifamily and Commercial	1,879	25.3%	33.0%	2,070	28.2%	35.6%
Construction, Land Development and Farmland	731	9.9%	15.7%	742	10.1%	11.7%
Consumer	152	2.1%	2.4%	181	2.5%	3.7%
Other	6	0.1%	1.0%	2	0.0%	0.1%
Unallocated	871	11.7%	0.0%	678	9.2%	0.0%

	$7,424	100.0%	100.0%	$7,353	100.0%	100.0%

Nonperforming Assets

Non-performing assets consist of non-performing loans plus real estate acquired through foreclosure or deed in lieu of foreclosure. Non-performing loans by definition consist of non-accrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table provides information with respect to Company’s non-performing assets.

	June 30,	December 31,
	2015	2014
Non-accrual loans	$4,103	$2,625
Past due loans 90 days or more and still accruing interest	175	—

Total non-performing loans	4,278	2,625
Foreclosed real estate (“OREO”)	1,094	1,204

Total non-performing assets	$5,372	$3,829

Total non-performing loans as a percentage of total loans	0.74%	0.83%
Total non-performing assets as a percentage of total assets	0.67%	0.85%
Allowance for loan losses as a percentage of non-performing loans	173.54%	280.11%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of shareholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $112,039 at June 30, 2015. This represents a 45.0% increase from the December 31, 2014 total of $77,245. The primary reason for the increase in securities available-for-sale is due to the Merger effective April 1, 2015. On January 16, 2015, the Company sold $20,806 of securities that were classified as held-to-maturity at December 31, 2014 and recognized a loss on the sale of $396. Subsequent to this sale, all other securities classified as held-to-maturity were transferred to available-for-sale effective as of the date of the sale. Also, during the six months ended June 30, 2015, the Company purchased securities available-for-sale totaling $32,223, primarily consisting of tax-exempt municipal bonds.

Restricted equity securities totaled $5,326 and $3,263 at June 30, 2015, and December 31, 2014, respectively. The primary reason for the increase is due to the Merger effective April 1, 2015. Also, the change in restricted equity securities is attributable to the periodic evaluation of the Company’s required Federal Reserve Bank stock and Federal Home Loan Bank stock positions.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	June 30, 2015			December 31, 2014
	Amortized			Amortized
Available-For-Sale	Cost	Fair Value	% of Total	Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$4,935	4,837	4.32%	$4,758	4,628	8.53%
State and municipal	67,988	66,567	59.41%	35,952	36,209	66.70%
Corporate bonds	3,000	2,977	2.66%	1,000	1,007	1.85%
Mortgage backed securities	36,014	35,408	31.60%	9,933	9,942	18.31%
Money market	2,250	2,250	2.01%	2,500	2,500	4.61%

Total	$114,187	112,039	100.00%	$54,143	54,286	100.00%

Held-To-Maturity
U.S.Treasury and other U.S. government agencies	$—	—	N/A	$21,016	20,675	91.26%
Corporate bonds	—	—	N/A	1,943	1,980	8.74%

Total	$—	—	N/A	$22,959	22,655	100.00%

The table below summarizes the contractual maturities of securities available-for-sale at June 30, 2015:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,268	$1,267
Due in one to five years	21,432	21,274
Due in five to ten years	19,478	19,209
Due after ten years	35,995	34,881
Mortgage backed securities	36,014	35,408

Total	$114,187	$112,039

Leasehold Improvements and Equipment

Leasehold improvements and equipment totaled $8,973 at June 30, 2015 compared to $3,353 at December 31, 2014, a net increase of $5,620 or 167.6%. The primary reason for the increase is related to the Merger effective April 1, 2015. Asset purchases amounted to approximately $201 during the first six months of 2015 while related depreciation expense amounted to approximately $388. At June 30, 2015, we operated from nine banking locations as well as ten additional mortgage locations. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other seven bank branch locations are in Franklin, Springfield, Gallatin, Murfreesboro and Nashville, Tennessee. As of June 30, 2015 our seven additional mortgage locations were in the Tennessee cities of Brentwood, Hendersonville, and Nashville, as well as Timonium, Maryland, Louisville, Kentucky, Reynoldsburg, Ohio, Columbus, Ohio, Tampa, Florida and Schaumburg, Illinois. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors such as money market funds and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At June 30, 2015, total deposits were $602,503, an increase of $268,138, or 80.2%, compared to $334,365 at December 31, 2014. The primary reason for the increase is the Merger effective April 1, 2015. During the first six months of 2015, we increased non-interest bearing demand deposits by $51.7 million, increased savings and money market deposits by $64.3 million, increased time deposits by $99.9 million and FHLB advances increased $39.4 million.

The following table shows maturity of non-brokered time deposits of $100,000 or more at June 30, 2015, and December 31, 2014:

	June 30,	December 31,
	2015	2014
Twelve months or less	$29,401	$21,747
Over twelve months through three years	22,306	11,351
Over three years	9,741	877

Total	$61,448	$33,975

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee (ALCO) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity—Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements we use to help us manage interest rate sensitivity include a gap analysis, an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

Interest Rate Sensitivity Gap Analysis—The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of our interest rate sensitivity, or gap, is one of the three principal techniques we use in our asset/liability management effort.

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of June 30, 2015. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

Earnings Simulation Model—We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from management’s flat interest rate forecast over the next 12 and 24 months, limits in the decline in net interest income are as follows:

	Maximum Percentage Decline in Net Interest Income
	from the Budgeted or Base Case Projection of Net
	Interest Income
	Next 12	Next 24
	Months	Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100 bp	10%	10%
± 200 bp	15%	15%
± 300 bp	20%	20%
± 400 bp	25%	25%
Non-parallel shifts	15%	15%

We were in compliance with our earnings simulation model policies as of June 30, 2015, indicating what we believe to be a fairly neutral profile.

Economic value of equity—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at
Interest Rates Equal to	Currently Prevailing Interest Rates
+100 bp	15%
+200 bp	25%
+300 bp	30%
+400 bp	35%
Non-parallel shifts	35%

At June 30, 2015, our model results indicated that we were within these policy limits.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. Our ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

Liquidity Risk Management —The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position. We also have a marketing campaign that is expected to run at least through the end of 2015 that is focused on raising the number of deposit customers.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities.

At June 30, 2015, advances totaled $102,854 compared to $63,500 as of December 31, 2014.

At June 30, 2015, the scheduled maturities of these advances and interest rates were as follows:

		Weighted
		Average
Scheduled Maturities	Amount	Rates
2015	$69,500	0.22%
2016	18,479	1.11%
2017	1,000	1.03%
2018	6,000	2.74%
2019	—	0.00%
Thereafter	7,875	1.95%

	$102,854	0.67%

Capital

Banks as regulated institutions are required to meet certain levels of capital. The Federal Reserve Board of Governors, the primary federal regulator for the Bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. We regularly review our capital adequacy to ensure compliance with these guidelines and to help ensure that sufficient capital is available for current and future needs. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return.

Selected capital ratios were as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual Regulatory Capital		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity	$80,824	13.24%	$27,470	4.50%	$39,679	6.50%
Tier I leverage	80,824	10.54%	30,673	4.00%	38,342	5.00%
Tier I risk-based capital	80,824	13.24%	36,627	6.00%	48,836	8.00%
Total risk-based capital	88,249	14.46%	48,824	8.00%	61,030	10.00%
December 31, 2014
Tier I leverage	$42,542	9.71%	$17,525	4.00%	$21,906	5.00%
Tier I risk-based capital	42,542	12.19%	13,960	4.00%	20,939	6.00%
Total risk-based capital	46,942	13.45%	27,921	8.00%	34,901	10.00%

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows for the periods presented:

	June 30,	December 31
	2015	2014
Unused lines of credit	$109,748	$48,353
Standby letters of credit	11,210	6,784

Total commitments	$120,958	$55,137

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

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this filing, as well as the financial statements we will file in the future, will be subject to all new or revised accounting standards generally applicable to private companies. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-public companies.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMERCE UNION BANCSHARES, INC.

August 13, 2015	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(principal executive officer)

August 13, 2015	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer