Form 10-Q
period 2015-09-30
Commerce Union Bancshares, Inc.
filed 2015-11-13
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 13, 2015 was 7,096,436.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Commerce Union Bancshares, Inc. (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this quarterly report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	The Company’s limited operating history as an integrated company following the merger of Commerce Union Bank and legacy Reliant Bank on April 1, 2015;

•	Our expected revenue synergies and cost savings from the merger may not be fully realized, and our revenues may be lower than expected;

•	The risk that the weak national and local economies and weakly recovering (or continuing depressed) real estate and credit markets caused by the recent global recession will further, or continuously, constrain or reduce the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	The risk that the local economy will not continue the perceived, somewhat encouraging recovery that appears to be increasing the strength of the economic recovery in the Company’s market areas;

•	The negative impact on profitability imposed on us by a compressed NIM (“net interest margin” on loans and other extensions of credit) that affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;

•	Our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance and other aspects of the financial services industry;

•	Our ability to attract, develop and retain qualified banking professionals;

•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;

•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;

•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu or other pandemic illness;

•	Significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;

•	Volatility and disruption in financial, credit and securities markets;

•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by the Reliant Bank;

•	The effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	The effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the risk factors discussed in Item 1A of Part II of this Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this quarterly report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

Part 1 – Financial Information

Item 1. Financial Statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$33,409	$10,747
Federal funds sold	—	400

Total cash and cash equivalents	33,409	11,147
Securities held to maturity (fair value of $22,655 at December 31, 2014)	—	22,959
Securities available for sale	130,019	54,286
Loans, net	586,306	309,497
Mortgage loans held for sale	44,745	26,640
Accrued interest receivable	2,745	1,386
Buildings, leasehold improvements and equipment, net	9,341	3,353
Restricted equity securities, at cost	5,851	3,263
Other real estate, net	528	1,204
Cash surrender value of life insurance contracts	19,914	11,355
Deferred tax assets, net	1,779	1,763
Goodwill	11,404	773
Core deposit intangibles	2,028	337
Other assets	4,620	1,768

TOTAL ASSETS	$852,689	$449,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$95,883	$45,800
Interest-bearing demand	106,495	51,414
Savings and money market deposit accounts	177,010	106,874
Time	229,602	130,277

Total deposits	608,990	334,365
Accrued interest payable	85	79
Federal Home Loan Bank advances	145,646	63,500
Federal funds purchased	—	6,651
Other liabilities	3,565	1,620

TOTAL LIABILITIES	758,286	406,215

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,092,294 and 3,910,191 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	7,092	3,910
Additional paid-in capital	83,198	38,955
Retained earnings	4,948	901
Accumulated other comprehensive loss	(835)	(250)

TOTAL STOCKHOLDERS’ EQUITY	94,403	43,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$852,689	$449,731

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$7,758	$4,160	$19,248	$11,340
Interest on investment securities, taxable	225	244	646	779
Interest on investment securities, nontaxable	310	178	791	479
Federal funds sold and other	82	40	201	124

TOTAL INTEREST INCOME	8,375	4,622	20,886	12,722

INTEREST EXPENSE
Deposits
Demand	57	33	136	121
Savings and money market deposit accounts	136	85	325	255
Time	385	208	1,002	578
Federal Home Loan Bank advances and other	186	93	448	266

TOTAL INTEREST EXPENSE	764	419	1,911	1,220

NET INTEREST INCOME	7,611	4,203	18,975	11,502
PROVISION FOR LOAN LOSSES	—	(500)	(500)	(1,250)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,611	4,703	19,475	12,752

NONINTEREST INCOME
Service charges on deposit accounts	270	167	682	446
Gains on mortgage loans sold, net	3,454	664	7,987	1,274
Gain (loss) on securities transactions, net	15	10	(381)	116
Gain (loss) on sales of other real estate	1	—	1	(8)
Other	387	108	853	302

TOTAL NONINTEREST INCOME	4,127	949	9,142	2,130

NONINTEREST EXPENSES
Salaries and employee benefits	5,324	3,024	13,238	7,102
Occupancy	914	669	2,520	1,938
Data processing	562	359	1,516	1,005
Advertising and public relations	363	164	861	334
Audit, legal and consulting	565	354	1,309	532
Federal deposit insurance	93	72	276	193
Provision for losses on other real estate	—	20	110	52
Other operating	1,019	300	2,692	708

TOTAL NONINTEREST EXPENSES	8,840	4,962	22,522	11,864

INCOME BEFORE PROVISION FOR INCOME TAXES	2,898	690	6,095	3,018
INCOME TAX EXPENSE	558	368	1,644	1,432

CONSOLIDATED NET INCOME	2,340	322	4,451	1,586

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(507)	527	(404)	1,327

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,833	$849	$4,047	$2,913

Basic net income attributable to common shareholders, per share	$0.26	$0.21	$0.67	$0.73

Diluted net income attributable to common shareholders, per share	$0.25	$0.21	$0.65	$0.72

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net income	$2,340	$322	$4,451	$1,586
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $387 and $(521) for the three and nine months ended September 30, 2015, respectively, and $168 and $748 for the three and nine months ended September 30, 2014, respectively.	459	341	(1,004)	1,171
Reclassification adjustment for (gains) losses included in net income, net of tax of $6 and $(146) for the three and nine months ended September 31, 2015, and $3 and $44 for the three and nine months ended September 31, 2014, respectively.	(9)	(7)	235	(72)
Amortization of unrealized holding loss related to transfer of securities from available for sale to held to maturity, net of tax of $113 for the nine months ended September 30, 2015, and $6 and $18 for the three and nine months ended September 30, 2014, respectively.	—	10	184	29

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	450	344	(585)	1,128

TOTAL COMPREHENSIVE INCOME	$2,790	$666	$3,866	$2,714

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

				RETAINED	ACCUMULATED
			ADDITIONAL	EARNINGS	OTHER
	COMMON STOCK		PAID-IN	(ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	DEFICIT)	INCOME (LOSS)	INTEREST	TOTAL
BALANCE—JANUARY 1, 2014	3,910,191	$3,910	$38,925	$(2,212)	$(1,641)	$—	$38,982
Stock based compensation expense	—	—	21	—	—	—	21
Stock issuance costs	—	—	(2)	—	—	—	(2)
Noncontrolling interest contributions	—	—	—	—	—	1,327	1,327
Net income	—	—	—	2,913	—	(1,327)	1,586
Other comprehensive income	—	—	—	—	1,128	—	1,128

BALANCE—September 30, 2014	3,910,191	$3,910	$38,944	$701	$(513)	$—	$43,042

BALANCE—JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$—	$43,516
Stock based compensation expense	—	—	74	—	—	—	74
Shares retained by shareholders of Commerce Union Bancorp, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	30,058	30	272	—	—	—	302
Stock issuance costs	—	—	(111)	—	—	—	(111)
Distribution to non-controlling interest	—	—	—	—	—	(404)	(404)
Net income	—	—	—	4,047	—	404	4,451
Other comprehensive loss	—	—	—	—	(585)	—	(585)

BALANCE—September 30, 2015	7,092,294	$7,092	$83,198	$4,948	$(835)	$—	$94,403

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2015	2014
OPERATING ACTIVITIES
Consolidated net income	$4,451	$1,586
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Provision for loan losses	(500)	(1,250)
Deferred income taxes	796	1,642
Depreciation and amortization of premises and equipment	639	428
Net amortization of securities	794	294
Net realized (gains) losses on sales of securities	381	(116)
Gains on mortgage loans sold, net	(7,987)	(1,274)
Stock-based compensation expense	74	21
Losses (gains) on sales of other real estate	(1)	8
Provision for losses on other real estate	110	52
Increase in cash surrender value of life insurance contracts	(378)	(267)
Mortgage loans originated for resale	(280,739)	(72,122)
Proceeds from sale of mortgage loans	270,621	37,101
Amortization of core deposit intangible	210	98
Change in
Accrued interest receivable	(114)	(152)
Other assets	(3,292)	(787)
Accrued interest payable and other liabilities	952	(38)

TOTAL ADJUSTMENTS	(18,434)	(36,362)

NET CASH USED IN OPERATING ACTIVITIES	(13,983)	(34,776)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(55,704)	(18,782)
Sales	5,466	10,561
Maturities, prepayments and calls	4,545	1,623
Activities in held to maturity securities
Sales	20,649	—
Maturities, prepayments and calls	—	86
Purchases of restricted equity securities	(614)	(368)
Loan originations and payments, net	(28,187)	(14,983)
Purchase of leasehold improvements, equipment and software	(820)	(199)
Proceeds from sale of equipment	—	13
Proceeds from sales of other real estate	567	91
Purchase of life insurance contracts	(4,000)	(2,000)
Cash received in merger	12,378	—

NET CASH USED IN INVESTING ACTIVITIES	(45,720)	(23,958)

FINANCING ACTIVITIES
Net change in deposits	26,830	57,743
Net change in federal funds purchased	(6,651)	—
Proceeds from Federal Home Loan Bank advances, net	61,290	5,000
Issuance of common stock	302	—
Stock issuance costs	(111)	(2)
Noncontrolling interest contributions	305	460

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,965	63,201

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,262	4,467
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	11,147	10,669

CASH AND CASH EQUIVALENTS—END OF PERIOD	$33,409	$15,136

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,905	$1,203
Taxes	$3,328	$111
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(879)	$1,936
Change in receivable from noncontrolling interest	$(709)	$867

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. and Reliant Investments, LLC, and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

The consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, included herein have not been audited. The Consolidated Balance Sheet at December 31, 2014 is derived from the audited financial statements of Reliant Bank. See Note 11 related to the business combination occurring during 2015 and the related financial presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s 2014 audited financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,932	$10	$(50)	$4,892
State and municipal	81,489	484	(983)	80,990
Corporate bonds	3,000	15	(23)	2,992
Mortgage backed securities	38,084	122	(311)	37,895
Time deposits	3,250	—	—	3,250

Total	$130,755	$631	$(1,367)	$130,019

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,758	$—	$(130)	$4,628
State and municipal	35,952	523	(266)	36,209
Corporate bonds	1,000	7	—	1,007
Mortgage backed securities	9,933	146	(137)	9,942
Time deposits	2,500	—	—	2,500

Total	$54,143	$676	$(533)	$54,286

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

There were no held to maturity securities as of September 30, 2015. On January 16, 2015, the Company sold $20,806 of securities that were classified as held to maturity and recognized a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

The amortized cost and fair value of held to maturity securities and the related gross unrealized gains and losses at December 31, 2014 were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$21,016	$3	$(344)	$20,675
Corporate bonds	1,943	42	(5)	1,980

Total	$22,959	$45	$(349)	$22,655

Securities pledged at September 30, 2015 and December 31, 2014 had a carrying amount of $44,999 and $32,783, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at September 30, 2015 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,460	$1,463
Due in one to five years	27,061	27,049
Due in five to ten years	16,372	16,310
Due after ten years	47,778	47,302
Mortgage backed securities	38,084	37,895

	$130,755	$130,019

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$2,440	$50	$2,440	$50
State and municipal	40,128	834	5,536	149	45,664	983
Corporate bonds	1,477	23	—	—	1,477	23
Mortgage backed securities	27,824	194	4,195	117	32,019	311

Total temporarily impaired	$69,429	$1,051	$12,171	$316	$81,600	$1,367

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$996	$3	$3,357	$127	$4,353	$130
State and municipal	6,185	101	8,614	165	14,799	266
Mortgage backed securities	—	—	4,807	137	4,807	137

Total temporarily impaired	$7,181	$104	$16,778	$429	$23,959	$533

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

The following table shows held to maturities securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$20,459	$344	$20,459	$344
Corporate bonds	—	—	493	5	493	5

Total temporarily impaired	$—	$—	$20,952	$349	$20,952	$349

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 171 securities in an unrealized loss position as of September 30, 2015.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2015 and December 31, 2014 were comprised as follows:

	September 30, 2015	December 31, 2014
Commerical	$137,886	$80,817
Real estate
1-4 Family Residential	110,663	41,297
1-4 Family HELOC	47,958	33,108
Multifamily and Commercial	191,792	112,805
Construction, Land Development and Farmland	86,702	37,127
Consumer	14,187	11,771
Other	5,556	300

	594,744	317,225
Less
Deferred loan fees	927	375
Allowance for possible loan losses	7,511	7,353

Loans, net	$586,306	$309,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2015:

	Commercial and Industrial	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	252	386	5	11
Provision	(476)	(179)	57	419

Ending balance	$1,960	$2,277	$804	$1,072

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	(6)	(15)	—	—	(21)
Recoveries	25	—	—	—	679
Provision	(237)	(2)	6	(88)	(500)

Ending balance	$636	$164	$8	$590	$7,511

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2014:

	Commercial and Industrial	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,138	$1,581	$553	$1,071
Charge-offs	(9)	—	—	—
Recoveries	134	47	110	96
Provision	(798)	207	89	(500)

Ending balance	$1,465	$1,835	$752	$667

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$865	$257	$13	$2,052	$8,530
Charge-offs	—	(128)	—	—	(137)
Recoveries	20	—	—	—	407
Provision	(231)	49	(12)	(54)	(1,250)

Ending balance	$654	$178	$1	$1,998	$7,550

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 was as follows:

	Commercial and Industrial	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$494	$27	$27	$107
Acquired with credit impairment	6	—	—	245
Collectively evaluated for impairment	1,460	2,250	777	720

Total	$1,960	$2,277	$804	$1,072

Loans
Individually evaluated for impairment	$2,832	$2,234	$270	$3,499
Acquired with credit impairment	996	3,979	1,494	735
Collectively evaluated for impairment	134,058	185,579	84,938	106,429

Total	$137,886	$191,792	$86,702	$110,663

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$154	$—	$—	$—	$809
Acquired with credit impairment	—	—	—	—	251
Collectively evaluated for impairment	482	164	8	590	6,451

Total	$636	$164	$8	$590	$7,511

Loans
Individually evaluated for impairment	$2,319	$—	$—		$11,154
Acquired with credit impairment	20	—	—		7,224
Collectively evaluated for impairment	45,619	14,187	5,556		576,366

Total	$47,958	$14,187	$5,556		$594,744

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

Non-accrual loans by class of loan were as follows at September 30, 2015 and December 31, 2014:

	2015	2014
Commercial and Industrial	$1,065	$211
Multi Family and Commercial Real Estate	729	821
Construction, Land Development and Farmland	159	—
1-4 Family Residential Real Estate	1,570	243
1-4 Family HELOC	743	1,350

Total	$4,266	$2,625

Individually impaired loans by class of loans were as follows at September 30, 2015:

		Recorded	Recorded
		Investment	Investment
	Unpaid	with no	with	Total
	Principal	Allowance	Allowance	Recorded	Related
	Balance	Recorded	Recorded	Investment	Allowance
Commercial and Industrial	$5,365	$2,970	$858	$3,828	$500
Multi Family and Commercial Real Estate	7,010	5,484	729	6,213	27
Construction, Land Development and Farmland	1,870	1,494	270	1,764	27
1-4 Family Residential Real Estate	4,609	3,311	923	4,234	352
1-4 Family HELOC	3,001	1,464	875	2,339	154

Total	$21,855	$14,723	$3,655	$18,378	$1,060

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2014:

		Recorded	Recorded
		Investment	Investment
	Unpaid	with no	with	Total
	Principal	Allowance	Allowance	Recorded	Related
	Balance	Recorded	Recorded	Investment	Allowance
Commercial and Industrial	$2,324	$743	$1,515	$2,258	$743
Multi Family and Commercial Real Estate	1,404	739	495	1,234	37
Construction and Land Development	—	—	—	—	—
1-4 Family Residential Real Estate	5,456	243	5,168	5,411	93
1-4 Family HELOC	2,227	764	1,350	2,114	392
Consumer	—	—	—	—	—

Total	$11,411	$2,489	$8,528	$11,017	$1,265

The average balances of impaired loans for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Commercial and Industrial	$3,141	$1,682
Multi Family and Commercial Real Estate	3,386	1,248
Construction and Land Development	882	136
1-4 Family Residential Real Estate	3,892	5,432
1-4 Family HELOC	2,146	1,996
Consumer	—	88

Total	$13,447	$10,582

Interest income recognized on these loans was not material for the nine months ended September 30, 2015 or 2014.

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

Grade 1—Minimal Risk (Pass)

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Grade 2—High Quality (Pass)

This grade includes loans to borrowers with a strong financial condition reflecting dependable net profits and cash flows. The borrower has verifiable liquid net worth providing above average asset protection. An identifiable market exists for the collateral. Risk of loss is unlikely.

Grade 3—Above Average (Pass)

This grade includes loans to borrowers with a balance sheet that reflects a comfortable degree of leverage and liquidity. Borrowers are profitable and have a sustained record of servicing debt. An identifiable market exists for the collateral, but liquidation could take up to one year. Risk of loss is unlikely.

Grade 4—Average (Pass)

This grade includes loans to borrowers with a financial condition that is satisfactory and comparable to industry standards. The borrower has verifiable net worth, providing over time, average asset protection. Borrower cash flows are sufficient to satisfy debt service requirements. Risk of loss is below average.

Grade 5—Acceptable (Management Attention) (Pass)

This grade includes loans to borrowers whose loans are performing, but sources of repayment are not documented by the current credit analysis. There are some declining trends in margins, ratios and/or cash flow. Guarantor(s) have strong net worth(s), but assets may be concentrated in real estate or other illiquid investments. Risk of loss is average.

Grade 6—Special Mention

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Grade 7—Substandard

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

Grade 8—Doubtful

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

Grade 9—Loss

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

Non-commercial purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at September 30, 2015:

		Multi Family and	Construction
	Commercial and	Commercial	Land Development
	Industrial	Real Estate	and Farmland
Pass (grades 1-5)	$132,569	$186,134	$85,539
Special Mention	3,682	3,424	918
Substandard	1,635	2,234	245

Total	$137,886	$191,792	$86,702

	Consumer and	1-4 Family Residential Real
	Other	Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$19,743	$106,481	$45,639	$576,105
Special Mention	—	—	—	8,024
Substandard	—	4,182	2,319	10,615

Total	$19,743	$110,663	$47,958	$594,744

Credit quality indicators by class of loan were as follows at December 31, 2014:

	Commercial and	Multi Family and Commercial	Construction Land Development
	Industrial	Real Estate	and Farmland
Pass (grades 1-5)	$79,280	$111,571	$37,127
Substandard	1,537	1,234	—

Total	$80,817	$112,805	$37,127

		1-4 Family
	Consumer and	Residential Real
	Other	Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$12,071	$39,849	$30,994	$310,892
Substandard	—	1,448	2,114	6,333

Total	$12,071	$41,297	$33,108	$317,225

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at September 30, 2015:

			Accruing
	Accruing	Accruing	Greater	Accruing
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due
Commercial and industrial	$73	$—	$—	$73
Multi family and commercial real estate	—	—	—	—
Construction, land development and farmland	270	—	—	270
1-4 family residential real estate	546	143	—	689
1-4 family HELOC	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—

Total	$889	$143	$—	$1,032

		Accruing	Non Accrual	Non Accrual
		Total	Current	Past Due	Total Loans
	Current	Past Due	Loans	Loans
Commercial and industrial	$136,748	$73	$1,065	$—	$137,886
Multi family and commercial real estate	191,063	—	—	729	191,792
Construction, land development and farmland	86,273	270	159	—	86,702
1-4 family residential real estate	108,404	689	423	1,147	110,663
1-4 family HELOC	47,215	—	545	198	47,958
Consumer	14,187	—	—	—	14,187
Other	5,556	—	—	—	5,556

Total	$589,446	$1,032	$2,192	$2,074	$594,744

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2014:

Accruing
	Accruing	Accruing	Greater	Accruing
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due
Commercial and industrial	$—	$—	$—	$—
Multi family and commercial real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
1-4 family residential real estate	181	—	—	181
1-4 family HELOC	337	—	—	337
Consumer	—	—	—	—
Other	—	—	—	—

Total	$518	$—	$—	$518

			Non Accrual	Non Accrual
		Accruing
	Current	Total Past Due	Current Loans	Past Due Loans	Total Loans
Commercial and industrial	$80,606	$—	$211	$—	$80,817
Multi family and commercial real estate	111,984	—	—	821	112,805
Construction, land development and farmland	37,127	—	—	—	37,127
1-4 family residential real estate	40,873	181	243	—	41,297
1-4 family HELOC	31,421	337	1,162	188	33,108
Consumer	11,771	—	—	—	11,771
Other	300	—	—	—	300

Total	$314,082	$518	$1,616	$1,009	$317,225

There were no loans past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014.

During the nine months ended September 30, 2015 one loan totaling $195 was modified in a troubled debt restructuring. During the nine months ended September 30, 2014, loans totaling $948 were modified in troubled debt restructurings. The modifications occurring during 2014 increased the outstanding principal balance by $96. In both periods, the modifications included changes in the amortization terms of the notes. The modifications had no effect on the allowance for loan losses and interest income was not significantly affected.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

Commercial and Industrial	$1,668
Multi Family and Commercial Real Estate	4,596
Construction, Land Development and Farmland	1,600
1-4 Family Residential Real Estate	1,017
1-4 Family HELOC	41

Total purchased credit impaired loans	8,922
Less remaining purchase discount	1,698

7,224
Allowance for loan losses	251

Carrying amount, net of allowance	$6,973

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the nine months ended September 30, 2015:

Balance at January 1, 2015	$—
New loans acquired	478
Accretion income	(71)
Reclassification to nonaccretable	(148)
Disposals	—

Balance at September 30, 2015	$259

The Company increased the allowance for loan losses on purchased credit impaired loans by $251 during the nine months ended September 30, 2015.

Purchased credit impaired loans acquired during the nine months ended September 30, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable of loans purchased during the year	$10,201
Cash flows expected to be collected at acquisition	$8,564
Fair value at acquisition	$7,346

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

Interest rate swaps: The fair values of interest rate swaps are determined based on discounted future cash flows.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

There were no changes in valuation methodologies used during the nine months ended September 30, 2015.

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,892	$—	$4,892	$—
State and municipal	80,990	—	80,990	—
Corporate bonds	2,992	—	2,992	—
Mortgage backed securities	37,895	—	37,895	—
Time deposits	3,250	—	3,250	—
Interest rate swap	71	—	71	—
Liabilities
Interest rate swap	$587	$—	$587	$—
December 31, 2014
Assets
U. S. Treasury and other U. S. government agencies	$4,628	$—	$4,628	$—
State and municipal	36,209	—	36,209	—
Corporate bonds	1,007	—	1,007	—
Mortgage backed securities	9,942	—	9,942	—
Time deposits	2,500	—	2,500	—
Liabilities
Interest rate swap	$250	$—	$250	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets
Impaired loans	$2,595	$—	$—	$2,595
Other real estate owned	528	—	—	528
December 31, 2014
Assets
Impaired loans	$7,263	$—	$—	$7,263
Other real estate owned	1,204	—	—	1,204

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2015 and December 31, 2014:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments at September 30, 2015 were as follows:

			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$33,409	$33,409	$33,409	$—	$—
Loans, net	586,306	589,089	—	—	589,089
Mortgage loans held for sale	44,745	44,745	—	—	44,745
Accrued interest receivable	2,745	2,745	—	2,745	—
Restricted equity securities	5,851	5,851	—	5,851	—
Financial liabilities
Deposits	608,990	605,398	—	—	605,398
Accrued interest payable	85	85	—	85	—
Federal Home Loan Bank advances	145,646	146,327	—	146,327	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$10,747	$10,747	$10,747	$—	$—
Federal funds sold	400	400	400	—	—
Securties held to maturity	22,959	22,655	—	22,655	—
Loans, net	309,497	319,332	—	—	319,332
Mortgage loans held for sale	26,640	26,640	—	—	26,640
Accrued interest receivable	1,386	1,386	—	1,386	—
Restricted equity securities	3,263	3,263	—	3,263	—
Financial liabilities
Deposits	334,365	323,404	—	—	323,404
Accrued interest payable	79	79	—	79	—
Federal Home Loan Bank advances	63,500	63,776	—	63,776	—
Federal funds purchased	6,651	6,651	—	6,651	—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

NOTE 5—STOCK-BASED COMPENSATION

In 2006, the Board of Directors and shareholders of the Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers of the Company. As part of a reorganization, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan that permits the grant of awards of up to 1,250,000 shares of the Company common stock in the form of stock options. As part of the merger with Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of Commerce Union Bancshares, Inc. under this plan.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the activity in the stock option plans for the nine months ended September 30, 2015 is as follows. The beginning balance reflects the outstanding options of Reliant Bank:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2015	383,565	$10.39
Granted	55,000	13.65
Exercised	(30,058)	10.04
Forfeited or expired	(3,569)	9.65
Share conversion	8,155	10.18
Retained by CUB shareholders in merger	452,653	10.43

Outstanding at September 30, 2015	865,746	$10.54	2.12	$2,472,000

Exercisable at September 30, 2015	778,986	$10.27	1.36	$2,424,000

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 5—STOCK-BASED COMPENSATION (CONTINUED)

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2015	6,725	$2.77
Granted	55,000	2.38
Vested	(11,636)	2.41
Forfeited	(189)	2.41
Retained by CUB shareholders in merger	36,860	2.32

Non-vested options at September 30, 2015	86,760	2.38

NOTE 6—REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015 and December 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

Actual and required capital amounts and ratios are presented below as of September 30, 2015 and December 31, 2014.

					To Be Well
	Actual				Capitalized Under
	Regulatory		For Capital		Prompt Corrective
	Capital		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Common equity tier 1	$83,217	12.23%	$30,620	4.5%	$44,228	6.5%
Tier I leverage	$83,217	10.26%	$32,443	4.0%	$40,554	5.0%
Tier I risk-based capital	$83,217	12.23%	$40,826	6.0%	$54,435	8.0%
Total risk-based capital	$90,728	13.33%	$54,450	8.0%	$68,063	10.0%
December 31, 2014
Tier I leverage	$42,542	9.71%	$17,525	4.0%	$21,906	5.0%
Tier I risk-based capital	$42,542	12.19%	$13,960	4.0%	$20,939	6.0%
Total risk-based capital	$46,942	13.45%	$27,921	8.0%	$34,901	10.0%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 7—EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic EPS Computation
Net income attributable to common shareholders	$1,833	$849	$4,047	$2,913
Weighted average common shares outstanding	7,086,798	3,993,206	6,059,257	3,993,206

Basic earnings per common share	$0.26	$0.21	$0.67	$0.73

Diluted EPS Computation
Net income attributable to common shareholders	$1,833	$849	$4,047	$2,913
Weighted average common shares outstanding	7,086,798	3,993,206	6,059,257	3,993,206
Dilutive effect of stock options	199,271	56,038	185,990	56,038

Adjusted weighted average common shares outstanding	7,286,069	4,049,244	6,245,247	4,049,244

Diluted earnings per common share	$0.25	$0.21	$0.65	$0.72

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2015
		Residential
	Retail Banking	Mortgage
		Banking	Consolidated
Interest income	$7,902	$473	$8,375
Noninterest income	672	3,455	4,127

Total income	8,574	3,928	12,502

Interest expense	674	90	764
Noninterest expense	5,361	3,479	8,840

Total expense	6,035	3,569	9,604

Net income before income taxes	2,539	359	2,898
Income tax expense (benefit)	706	(148)	558

Net income	$1,833	$507	$2,340

	Three Months Ended September 30, 2014
		Residential
	Retail Banking	Mortgage
		Banking	Consolidated
Interest income	$4,316	$306	$4,622
Noninterest income	284	665	949

Total income	4,600	971	5,571

Provision for loan losses	(500)	—	(500)
Interest expense	363	56	419
Noninterest expense	3,520	1,442	4,962

Total expense	3,383	1,498	4,881

Net income before income taxes	1,217	(527)	690
Income tax expense	368	—	368

Net income (loss)	$849	$(527)	$322

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

	Nine Months Ended September 30, 2015
		Residential
	Retail Banking	Mortgage
		Banking	Consolidated
Interest income	$19,811	$1,075	$20,886
Noninterest income	1,154	7,988	9,142

Total income	20,965	9,063	30,028

Provision for loan losses	(500)	—	(500)
Interest expense	1,711	200	1,911
Noninterest expense	13,915	8,607	22,522

Total expense	15,126	8,807	23,933

Net income before income taxes	5,839	256	6,095
Income tax expense	1,792	(148)	1,644

Net income	$4,047	$404	$4,451

	Nine Months Ended September 30, 2014
		Residential
	Retail Banking	Mortgage
		Banking	Consolidated
Interest income	$12,347	$375	$12,722
Noninterest income	856	1,274	2,130

Total income	13,203	1,649	14,852

Provision for loan losses	(1,250)	—	(1,250)
Interest expense	1,145	75	1,220
Noninterest expense	8,963	2,901	11,864

Total expense	8,858	2,976	11,834

Net income before income taxes	4,345	(1,327)	3,018
Income tax expense	1,432	—	1,432

Net income (loss)	$2,913	$(1,327)	$1,586

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. A cumulative benefit of $165 relating to 2014 and prior tax losses of the mortgage banking operations were available to offset a portion of the income of the Bank.

Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate. For the three and nine months ended September 30, 2015, the effective tax rate decreased due to the recognized benefit of the state tax losses for the mortgage banking operations.

NOTE 9—DERIVATIVES

During the second quarter of 2014, the Bank began executing an approximate $10.5 million specific investment and related swap strategy. The strategy called for the purchase of approximately $10.5 million of investment grade municipal securities with the simultaneous execution of third-party swap arrangements effectively converting the fixed municipal yields to floating rates. These fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates. The Company utilized the same strategy in the first and third quarters of 2015 adding an additional $6.1 million and $4.9 million of similar investments and related swaps, respectively.

These derivative instruments were designated and qualify as a fair value hedge. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At September 30, 2015, the Company’s fair value hedges are effective and are not expected to have a significant impact on our net income over the next 12 months.

The notional amounts of the swap agreements totaled $21.5 million at September 30, 2015 with fair values totaling $71 recorded in other assets and $587 recorded in other liabilities. The notional amounts of the swap agreements totaled $10.3 million at December 31, 2014 with fair values totaling $250 recorded in other liabilities.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

As such, for accounting purposes, Reliant was considered to have acquired Commerce Union in this transaction. As a result, the historical financial statements of the Company will be the historical financial statements of Reliant. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

As mentioned above, in periods following the Merger, the comparative historical financial statements of the Company are those of Reliant prior to the Merger. These financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11—BUSINESS COMBINATION (CONTINUED)

Pro forma data for the nine months ended September 30, 2015 and 2014 in the table below presents information as if the merger occurred at the beginning of each period.

	Nine Months Ended
	September 30,
	2015	2014
Net interest income	$22,160	$20,661
Net income available to common shareholders	4,693	4,927
Earnings per share—basic	0.66	0.70
Earnings per share—diluted	0.64	0.69

Supplemental pro forma earnings in the above table for the nine months ended 2015 and 2014 include $840 and $1,414 of nonrecurring costs, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s and Bank’s results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 8-K/A filed June 15, 2015. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the three months ended September 30, 2015 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank “Bank” along with its wholly-owned subsidiary, Commerce Union Mortgage Services, Inc., the Bank’s wholly-owned subsidiary, Reliant Investments, LLC, and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the nine months ended September 30, 2015 included the accounts of the Company after the reverse merger described below for the six months ended September 30, 2015 and the accounts of Reliant Bank only, with its wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. Comparative periods are comprised of the accounts of the Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the reverse merger (discussed below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the reverse merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

Merger Between Commerce Union Bancshares, Inc. and Reliant Bank

On March 10, 2015, Commerce Union Bancshares, Inc. approved a merger with Reliant Bank which became effective on April 1, 2015 (“the Merger”). Each outstanding share and option to purchase a share of Reliant Bank common stock converted into the right to receive 1.0213 shares of Commerce Union Bancshares, Inc. common stock. After the Merger was completed, Commerce Union Bancshares, Inc.’s shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union Bancshares, Inc. in this transaction. As a result, the historical financial statements of the Company will be the historical financial statements of Reliant Bank. The assets and liabilities of Commerce Union Bancshares, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union Bancshares, Inc. were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union Bancshares, Inc. beginning on April 1, 2015.

The Merger increased the Company’s total revenue by approximately $4,051 and $8,013, respectively, and increased net income before taxes by approximately $1,555 and $3,149, respectively, for both the three and nine months ended September 30, 2015. The earnings growth was offset somewhat by an increase in non-interest expenses related to the Merger. Salaries expense totaled $5,324 and $13,238 for the three and nine months ended September 30, 2015, compared to $3,024 and $7,102 for the same periods in 2014, an increase of $2,300 and $6,136 between the respective periods, most of which is attributed to the addition of Commerce Union Bank personnel and increases in commissions and personnel related to the operation of Reliant Bank mortgage services. Expenses related to the Merger totaled $214 and $840 for the three and nine months ended September 30, 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

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

Earnings

Net income attributable to common shareholders amounted to $1,833 and $4,047, or $0.26 and $0.67 per basic share for the three and nine months ended September 30, 2015, respectively, compared to $849 and $2,913, or $0.21 and $0.73 per basic share for the same periods in 2014. Diluted net income attributable to shareholders per share was $0.25 and $0.65 per diluted share and $0.21 and $0.72 per diluted share for the three and nine months ended September 30, 2015, and 2014, respectively. The largest components of the improvement from the previous three and nine months include a 81.1 % and 65.0%, respectively, increase in net interest income of $3,408 and $7,473, respectively, and an increase in non-interest income of $3,178 and $7,012, respectively for the three and nine months ended September 30, 2015 compared to 2014. The largest factor offsetting the improvement was an increase in non-interest expenses of $3,878 and $10,658, respectively, for the three and nine months ended September 30, 2015 and 2014. These and other components of the variances are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2015, and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$582,145	4.75	$6,969	$299,783	4.64	$3,506	$3,378	$85	$3,463
Loan fees	—	0.22	316	—	0.46	348	(32)	—	(32)

Loans with fees	582,145	4.97	7,285	299,783	5.10	3,854	3,346	85	3,431
Mortgage loans held for sale	47,521	3.95	473	29,743	4.08	306	232	(65)	167
Federal funds sold	127	18.74	6	218	—	—	—	6	6
Deposits with banks	22,715	0.17	10	12,619	0.19	6	9	(5)	4
Investment securities—taxable	49,103	1.82	225	40,646	2.38	244	205	(224)	(19)
Investment securities—tax-exempt	68,284	2.73	310	37,418	2.86	178	218	(86)	132
Other	5,418	4.83	66	3,112	4.33	34	28	4	32

Total Earning Assets	775,313	4.37	8,375	423,539	4.42	4,622	4,038	(285)	3,753

Nonearning Assets	47,915			15,966

	$823,228			$439,505

Interest bearing liabilities
Interest bearing demand	$102,110	0.22	57	$51,115	0.26	33	56	(32)	24
Savings and money market	173,651	0.31	136	122,510	0.28	85	41	10	51
Time deposits—retail	140,894	0.74	262	33,574	1.12	95	382	(215)	167
Time deposits—wholesale	88,075	0.55	123	82,176	0.55	113	10	—	10

Total interest bearing deposits	504,730	0.45	578	289,375	0.45	326	489	(237)	252
Federal Home Loan Bank advances	129,024	0.57	186	59,826	0.62	93	143	(50)	93

Total borrowed funds	129,024	0.57	186	59,826	0.62	93	143	(50)	93
Total interest-bearing liabilities	633,754	0.48	764	349,201	0.48	419	632	(287)	345

Net interest rate spread (%) / Net Interest Income ($)		3.89	$7,611		3.94	$4,203	$3,406	$2	$3,408

Non-interest bearing deposits	93,267			47,394
Other non-interest bearing liabilities	3,177			894
Stockholder’s equity	93,030			42,016

	$823,228			$439,505

Net interest margin		3.98			4.02

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$488,421	4.75	$17,345	$291,228	4.68	$10,200	$6,990	$155	$7,145
Loan fees	—	0.23	828	—	0.35	765	63	—	63

Loans with fees	488,421	4.98	18,173	291,228	5.03	10,965	7,053	155	7,208
Mortgage loans held for sale	35,554	4.04	1,075	13,282	3.77	375	671	29	700
Federal funds sold	440	3.04	10	292	0.46	1	1	8	9
Deposits with banks	21,327	0.17	27	13,909	0.19	20	11	(4)	7
Investment securities—taxable	45,302	1.91	646	42,269	2.46	779	81	(214)	(133)
Investment securities—tax-exempt	58,779	2.73	791	30,186	3.21	479	520	(208)	312
Other	4,688	4.68	164	3,005	4.58	103	59	2	61

Total Earning Assets	654,511	4.35	20,886	394,171	4.40	12,722	8,396	(232)	8,164

Nonearning Assets	35,441			15,465

	$689,952			$409,636

Interest bearing liabilities
Interest bearing demand	$85,554	0.21	136	$51,470	0.31	121	79	(64)	15
Savings and money market	152,764	0.28	325	116,906	0.29	255	84	(14)	70
Time deposits—retail	107,692	0.78	625	33,770	1.12	284	501	(160)	341
Time deposits—wholesale	94,593	0.53	377	69,404	0.57	294	116	(33)	83

Total interest bearing deposits	440,603	0.44	1,463	271,550	0.47	954	780	(271)	509
Federal Home Loan Bank advances an	93,470	0.64	448	52,472	0.68	266	208	(26)	182

Total borrowed funds	93,470	0.64	448	52,472	0.68	266	208	(26)	182
Total interest-bearing liabilities	534,073	0.48	1,911	324,022	0.50	1,220	988	(297)	691

Net interest rate spread (%) / Net Interest Income ($)		3.87	$18,975		3.90	$11,502	$7,408	$65	$7,473

Non-interest bearing deposits	77,592			43,905
Other non-interest bearing liabilities	2,317			737
Stockholder’s equity	75,970			40,972

	$689,952			$409,636

Net interest margin		3.96			3.99

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

Analysis—For the three and nine months ended September 30, 2015, we recorded net interest income of approximately $7.6 million and $19.0 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.98% and 3.96%, respectively. For the three and nine months ended September 30, 2014, we recorded net interest income of approximately $4.2 million and $11.5 million, respectively, which resulted in a net interest margin of 4.02% and 3.99%, respectively. For the three and nine months ended September 30, 2015 and 2014, our net interest spread was 3.89% and 3.87%, respectively and 3.94% and 3.90%, respectively.

Our year-over-year average loan volume increased by approximately 67.71% from the first nine months of 2014 to the first nine months of 2015. Our combined loan and loan fee yield declined from 5.03% to 4.98% for the first nine months of 2015 compared to 2014, respectively, while our combined loan and loan fee yield decreased from 5.10% to 4.97% for the three months ended September 30, 2014 to 2015, respectively. The competition for quality loans has remained intense and the market dictates the rate necessary in order to grow and to some extent even maintain volumes.

The decline in net interest margin was favorably impacted by management’s efforts to lower our cost of funds. Our cost of funds declined from 0.50% to 0.48% for the nine months ended September 30, 2014 compared to the same period in 2015, respectively. Our cost of funds was consistent at 0.48% for the three months ended September 30, 2014 compared to the same period in 2015. The decline for the comparative nine months was attributable to several factors. Management has continued to lower rates paid on interest bearing liabilities and has somewhat shifted toward lower-cost alternative funding sources such as wholesale time deposits and low-cost Federal Home Loan Bank advances. We also experienced a 76.7% increase in our average non-interest bearing deposits from the nine months ended September 30, 2014 to 2015 mainly as a result of a year-long strategic growth initiative and the Merger effective April 1, 2015.

We continue to deploy various asset and liability management strategies to manage our risk to interest rate fluctuations. We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters.

Provision for Loan Losses

The provision for loan losses represents a charge (or in the case of the three and nine month periods ended September 30, 2015 and 2014, a recovery) to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses on a quarterly basis to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2015. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded no provision for loan losses for the three months ended September 30, 2015 while we recorded a negative provision for loan losses of $500 for the nine months ended September 30, 2015, compared to a negative provision for loan losses of $500 and $1,250 for the three and nine months ended September 30, 2014, respectively. Our provision for loan losses was impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2015, and 2014 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$270	$167	$103	61.7%
Securities gains (losses), net	15	10	5	50.0%
Gains on mortgage loans sold, net	3,454	664	2,790	420.2%
Gain (loss) on sale of other real estate	1	—	1	100.0%
Other noninterest income:
Bank-owned life insurance	162	96	66	68.8%
Trust and brokerage revenue	3	5	(2)	-40.0%
Rental income	—	—	—	0.0%
Miscellaneous noninterest income	222	7	215	3,071.4%

Total other non-interest income	387	108	279	258.3%

Total Non-Interest Income	$4,127	$949	$3,178	334.9%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$682	$446	$236	52.9%
Securities gains (losses), net	(381)	116	(497)	-428.4%
Gains on mortgage loans sold, net	7,987	1,274	6,713	526.9%
Gain (loss) on sale of other real estate	1	(8)	9	-112.5%
Other noninterest income:
Bank-owned life insurance	378	267	111	41.6%
Trust and brokerage revenue	10	16	(6)	-37.5%
Rental income	6	—	6	100.0%
Miscellaneous noninterest income	459	19	440	2,315.8%

Total other non-interest income	853	302	551	182.5%

Total Non-Interest Income	$9,142	$2,130	$7,012	329.2%

The most significant reason for the increases during the three and nine months ended September 30, 2015 and 2014 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

However, following is a description of certain components of non-interest income and other reasons for fluctuations.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended September 30, 2015, the Company sold $4,757 of securities classified as available for sale and recognized a small gain of $15. Also, during the first quarter of 2015, the Bank sold $20,806 of securities that were previously classified as held to maturity and recognized a loss on sale of $396. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as we expand our mortgage operations. We began significantly expanding our mortgage operations during the second quarter of 2014 increasing the number of offices and personnel. Gains on mortgage loans sold, net, amounted to $3,454 and $7,987 for the three and nine months ended September 30, 2015, compared to $664 and $1,274 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $162 and $378 for the three and nine months ended September 30, 2015, compared to $96 and $267 for the three and nine months ended September 30, 2014. Primarily, the increase in earnings on these bank-owned life insurance policies resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Gains and losses on the sale of other real estate vary from period to period based mainly on trends with foreclosure activity.

Our trust and brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$5,324	$3,024	$2,300	76.1%
Occupancy	914	669	245	36.6%
Data processing	562	359	203	56.5%
Advertising and public relations	363	164	199	121.3%
Audit, legal and consulting	565	354	211	59.6%
Federal deposit insurance	93	72	21	29.2%
Provision for losses on other real estate	—	20	(20)	-100.0%
Other operating	1,019	300	719	239.7%

Total Non-Interest Expense	$8,840	$4,962	$3,878	78.2%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$13,238	$7,102	$6,136	86.4%
Occupancy	2,520	1,938	582	30.0%
Data processing	1,516	1,005	511	50.8%
Advertising and public relations	861	334	527	157.8%
Audit, legal and consulting	1,309	532	777	146.1%
Federal deposit insurance	276	193	83	43.0%
Provision for losses on other real estate	110	52	58	111.5%
Other operating	2,692	708	1,984	280.2%

Total Non-Interest Expense	$22,522	$11,864	$10,658	89.8%

The most significant reason for the increases during the three and nine months ended September 30, 2015 and 2014 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

Salaries and employee benefits increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014. A portion of this increase is a result of the Merger effective April 1, 2015. Also, the expansion of our mortgage operations has led to an increase in salaries and benefits including commissions earned on loans originated. A smaller portion of the overall increase in salaries and benefits relates to payments made under a retail incentive program to help grow business and consumer deposit accounts.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased due to the Merger effective April 1, 2015. Other components of the increase related to inflationary increases in the lease of our Franklin operations center as well as increases in rent for our newer mortgage loan production offices.

Data processing costs increased when comparing the three and nine months ended September 30, 2015 to the similar periods of 2014, substantially due to the Merger effective April 1, 2015. The combined company operates on two core data processing systems. Costs are expected to decline after conversion to one core system occurs in the fourth quarter of 2015.

Advertising and public relations costs increased when comparing the three and nine months ended September 30, 2015 to similar periods of 2014, by $199 and $527, respectively. These costs were substantially attributable to our current retail customer acquisition strategy and the expanded use of mortgage lead-generating platforms. We have engaged a third party to assist with the implementation of a program to grow business and consumer deposit accounts.

Audit, legal and consulting costs increased in the three and nine months ended September 30, 2015 compared to similar periods of 2014 due to merger-related expenses and the costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014 due to the Merger effective April 1, 2015. The remainder of the increase relates to our increase in average liabilities which is the base for determining our premiums. The increase in average liabilities was slightly offset by an improved combined rate.

We recorded no provision for losses on other real estate during the three months ended September 30, 2015, and $110 for the nine months ended September 30, 2015. These provisions related to one property held in our real estate portfolio. We recorded a provision of $20 and $52 for the three and nine months ended September 30, 2014 relating to two properties that were held in our other real estate portfolio.

Other operating expenses increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014 mainly due to the Merger effective April 1, 2015. Other increases relate to an increase of $248 and $948, respectively, in loan-related expenses such as legal fees and appraisals relating to the origination of loans. Also, we recorded a provision of unfunded commitments of $315 during the nine months ended September 30, 2015. This provision was recorded to provide for estimated losses in our unfunded commitments based on estimated historical losses.

Income Taxes

During the three and nine months ended September 30, 2015, we recorded consolidated income tax expense of $558 and $1,644, respectively, compared to $368 and $1,432, respectively, for the three and nine months ended September 30, 2014. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. We recognized a cumulative benefit of $165 relating to 2014 and prior tax losses of the mortgage banking operations that were available to offset a portion of the income of the Bank. The losses of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense attributable to Bank shareholders for the three and nine months ended September 30, 2015, reflects an effective income tax rate of 27.8% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $359) and 30.7% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $256), respectively, compared to 30.2% (exclusive of a pre-tax loss of $527 from our mortgage banking operations with no tax expense or benefit) and 33.0% (exclusive of a pre-tax loss of $1,327 from our mortgage banking operations with no tax expense or benefit) for the comparable periods of 2014. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had net income of $507 and $404, respectively, for the three and nine months ended September 30, 2015 compared to net losses of $527 and $1,327, respectively, for the comparable periods of 2014. These amounts are included in our consolidated results. See Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets were $852,689 at September 30, 2015 and $449,731 at December 31, 2014. Our assets increased by 90.0% from December 31, 2014 to September 30, 2015. The increase in assets from December 31, 2014 to September 30, 2015, was substantially attributable to the Merger effective April 1, 2015. The increase in cash and cash equivalents was $22.3 million; increase in net loans of approximately $276.8 million; increase in mortgage loans held for sale of $18.1 million which is attributable to our expansion in that venture along with historically low long term interest rates; a net increase in our securities portfolio of $52.8 million discussed further below; and a $8.6 million increase in bank-owned life insurance. As a result of the Merger, goodwill and core deposit intangibles increased $10.6 million and $1.9 million, respectively. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. The growth in loan volume has, to a small degree, negatively affected our loan yields. Total loans, net, at September 30, 2015, and December 31, 2014, were $586,306 and $309,497, respectively. This represented an increase of 89.4% from December 31, 2014 to September 30, 2015.

The primary reason for the significant increase in total loans and the individual components of the loan portfolio is due to the Merger that was effective April 1, 2015.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Commerical	$137,886	23.2%	$80,817	25.5%
Real estate:
1-4 Family Residential	110,663	18.6%	41,297	13.0%
1-4 Family HELOC	47,958	8.1%	33,108	10.4%
Multifamily and Commercial	191,792	32.2%	112,805	35.6%
Construction, Land Development and Farmland	86,702	14.6%	37,127	11.7%
Consumer	14,187	2.4%	11,771	3.7%
Other	5,556	0.9%	300	0.1%

	594,744	100.0%	317,225	100.0%
Less:
Deferred loan fees	927		375
Allowance for possible loan losses	7,511		7,353

Loans, net	$586,306		$309,497

The table below provides a summary of PCI loans as of September 30, 2015:

September 30,
2015
Commerical	$1,668
Real estate:
1-4 Family Residential	1,017
1-4 Family HELOC	41
Multifamily and Commercial	4,596
Construction, Land Development and Farmland	1,600
Consumer	—
Other	—

Total gross PCI loans	8,922
Less:
Remaining purchase discount	1,698
Allowance for possible loan losses	251

Loans, net	$6,973

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $137,886 at September 30, 2015, increased 70.6% compared to $80,817 as of December 31, 2014.

Real estate loans comprised 73.5% of the loan portfolio at September 30, 2015. Residential loans included in this category consist mainly of revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit and closed-end loans secured by first and second liens that are not held for sale. The Company increased the residential portfolio from December 31, 2014 to September 30, 2015. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $191,792 at September 30, 2015, increased 70.0% compared to the $112,805 held as of December 31, 2014. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2014 and into the first nine months of 2015, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2014, to September 30, 2015, of 20.5%.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2015, excluding unearned net fees and costs.

	One Year or	One to Five	Over Five
	Less	Years	Years	Total
Gross loans	$152,766	$303,523	$138,455	$594,744

Fixed interest rate				$418,451
Variable interest rate				176,293

Total				$594,744

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

At September 30, 2015, the allowance for loan losses was $7,511 compared to $7,353 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 1.3% and 2.3% at September 30, 2015 and December 31, 2014, respectively. The allowance was adjusted downward in total and as a percentage of loans from December 31, 2014 to September 30, 2015 for two reasons. First, the merger completed April 1, 2015 called for the elimination of the Commerce Union Bank allowance for loan losses as of the first day of the merger. This allowance was effectively considered as a component (among others such as market interest rates) when determining the market value of the loan portfolio that was marked to market at the time of the merger. Also, charge-off and general economic activity has continued to improve for our area and our customers and nonperforming assets have declined. The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	September 30,	September 30,
	2015	2014
Beginning Balance, January 1	$7,353	$8,530
Loans charged off:
Commerical	—	(9)
Real estate:
1-4 Family Residential	—	—
1-4 Family HELOC	(6)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(15)	(128)
Other	—	—

Total loans charged off	(21)	(137)

Recoveries on loans previously charged off:
Commerical	252	134
Real estate:
1-4 Family Residential	11	96
1-4 Family HELOC	25	20
Multifamily and Commercial	386	47
Construction, Land Development and Farmland	5	110
Consumer	—	—
Other	—	—

Total loan recoveries	679	407

Net recoveries (charge-offs)	658	270
Provision for loan losses	(500)	(1,250)

Total allowance, September 30	$7,511	$7,550

Gross loans at end of period (1)	$594,744	$301,879

Average gross loans (1)	$488,421	$291,228

Allowance to total loans	1.26%	2.50%

Net charge offs to average loans (annualized)	-0.18%	-0.12%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30,			December 31,
	2015			2014
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commerical	$1,960	26.1%	23.2%	$2,184	29.7%	25.5%
Real estate:
1-4 Family Residential	1,072	14.3%	18.6%	642	8.7%	13.0%
1-4 Family HELOC	636	8.5%	8.1%	854	11.6%	10.4%
Multifamily and Commercial	2,277	30.3%	32.2%	2,070	28.2%	35.6%
Construction, Land Development and Farmland	804	10.7%	14.6%	742	10.1%	11.7%
Consumer	164	2.2%	2.4%	181	2.5%	3.7%
Other	8	0.1%	0.9%	2	0.0%	0.1%
Unallocated	590	7.8%	0.0%	678	9.2%	0.0%

	$7,511	100.0%	100.0%	$7,353	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	September 30,	December 31,
	2015	2014
Non-accrual loans	$4,266	$2,625
Past due loans 90 days or more and still accruing interest	—	—

Total non-performing loans	4,266	2,625
Other real estate	528	1,204

Total non-performing assets	$4,794	$3,829

Total non-performing loans as a percentage of total loans	0.72%	0.83%
Total non-performing assets as a percentage of total assets	0.56%	0.85%
Allowance for loan losses as a percentage of non-performing loans	176.07%	280.11%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $130,019 at September 30, 2015. This represents a 68.3% increase from the December 31, 2014 total of $77,245. The primary reason for the increase in securities available-for-sale is due to the Merger effective April 1, 2015. On January 16, 2015, the Company sold $20,806 of securities that were classified as held-to-maturity at December 31, 2014 and recognized a loss on the sale of $396. Subsequent to this sale, all other securities classified as held-to-maturity were transferred to available-for-sale effective as of the date of the sale. Also, during the nine months ended September 30, 2015, the Company purchased securities available-for-sale totaling $55,704, primarily consisting of tax-exempt municipal bonds.

Restricted equity securities totaled $5,851 and $3,263 at September 30, 2015, and December 31, 2014, respectively. The primary reason for the increase is due to the Merger effective April 1, 2015. Also, the change in restricted equity securities is attributable to the periodic evaluation of the Company’s required Federal Reserve Bank stock and Federal Home Loan Bank stock positions.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Available-For-Sale
U.S.Treasury and other U.S. government agencies	$4,932	4,892	3.76%	$4,758	4,628	8.53%
State and municipal	81,489	80,990	62.29%	35,952	36,209	66.70%
Corporate bonds	3,000	2,992	2.30%	1,000	1,007	1.85%
Mortgage backed securities	38,084	37,895	29.15%	9,933	9,942	18.31%
Money market	3,250	3,250	2.50%	2,500	2,500	4.61%

Total	$130,755	130,019	100.00%	$54,143	54,286	100.00%

Held-To-Maturity
U.S.Treasury and other U.S.government agencies	$—	—	N/A	$21,016	20,675	91.26%
Corporate bonds	—	—	N/A	1,943	1,980	8.74%

Total	$—	—	N/A	$22,959	22,655	100.00%

The table below summarizes the contractual maturities of securities available-for-sale at September 30, 2015:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,460	$1,463
Due in one to five years	27,061	27,049
Due in five to ten years	16,372	16,310
Due after ten years	47,778	47,302
Mortgage backed securities	38,084	37,895

Total	$130,755	$130,019

Buildings, Leasehold Improvements and Equipment

Buildings, leasehold improvements and equipment totaled $9,341 at September 30, 2015 compared to $3,353 at December 31, 2014, a net increase of $5,988 or 178.6%. The primary reason for the increase is related to the Merger effective April 1, 2015. Asset purchases amounted to approximately $820 during the first nine months of 2015 while related depreciation expense amounted to approximately $639. At September 30, 2015, we operated from nine banking locations as well as ten additional mortgage locations. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other seven bank branch locations are in Franklin, Springfield, Gallatin, Murfreesboro and Nashville, Tennessee. As of September 30, 2015 our seven additional mortgage locations were in the Tennessee cities of Brentwood, Hendersonville, and Nashville, as well as Timonium, Maryland, Louisville, Kentucky, Reynoldsburg, Ohio, Columbus, Ohio, Tampa, Florida and Schaumburg, Illinois. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At September 30, 2015, total deposits were $608,990, an increase of $274,625, or 82.1%, compared to $334,365 at December 31, 2014. The primary reason for the increase is the Merger effective April 1, 2015. During the first nine months of 2015, we increased non-interest bearing demand deposits by $50.1 million, increased savings and money market deposits by $70.1 million, increased time deposits by $99.3 million and FHLB advances increased $82.1 million.

The following table shows maturity of non-brokered time deposits of $100,000 or more at September 30, 2015, and December 31, 2014:

	September 30,	December 31,
	2015	2014
Twelve months or less	$25,710	$21,747
Over twelve months through three years	26,868	11,351
Over three years	11,234	877

Total	$63,812	$33,975

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of September 30, 2015. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

We were in compliance with our earnings simulation model policies as of September 30, 2015, indicating what we believe to be a fairly neutral profile.

Economic value of equity—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Maximum Percentage Decline in Economic Value of
Instantaneous, Parallel Change in Prevailing	Equity from the Economic Value of Equity at
Interest Rates Equal to	Currently Prevailing Interest Rates
+100 bp	15%
+200 bp	25%
+300 bp	30%
+400 bp	35%
Non-parallel shifts	35%

At September 30, 2015, our model results indicated that we were within these policy limits.

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

At September 30, 2015, advances totaled $145,646 compared to $63,500 as of December 31, 2014.

At September 30, 2015, the scheduled maturities of these advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2015	$112,500	0.22%
2016	18,452	1.10%
2017	1,000	1.03%
2018	6,000	2.74%
2019	—	0.00%
Thereafter	7,694	1.95%

	$145,646	0.53%

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

Selected capital ratios were as follows:

	Actual Regulatory Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Common equity	$83,217	12.23%	$30,620	4.50%	$44,228	6.50%
Tier I leverage	83,217	10.26%	32,443	4.00%	40,554	5.00%
Tier I risk-based capital	83,217	12.23%	40,826	6.00%	54,435	8.00%
Total risk-based capital	90,728	13.33%	54,450	8.00%	68,063	10.00%
December 31, 2014
Tier I leverage	$42,542	9.71%	$17,525	4.00%	$21,906	5.00%
Tier I risk-based capital	42,542	12.19%	13,960	4.00%	20,939	6.00%
Total risk-based capital	46,942	13.45%	27,921	8.00%	34,901	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows for the periods presented:

	September 30,	December 31
	2015	2014
Unused lines of credit	$108,367	$48,353
Standby letters of credit	11,093	6,784

Total commitments	$119,460	$55,137

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCE UNION BANCSHARES, INC.

November 13, 2015	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(principal executive officer)

November 13, 2015	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer