Form 10-K
period 2015-12-31
Commerce Union Bancshares, Inc.
filed 2016-03-28
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37391

COMMERCE UNION BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway, Suite 100

Brentwood TN 37027

(Address of principal executive offices) (Zip Code)

(615) 384-3357

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was $91,869,811 (computed on the basis of $14.50 per share).

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 18, 2016 was 7,547,469.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Commerce Union Bancshares, Inc. (“Commerce Union”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following: (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of the merger of our wholly-owned subsidiary, Commerce Union Bank, and Reliant Bank, (vii) our ability to recognize planned cost-savings as a result of that merger and to successfully integrate our two institutions, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) our ability to retain the services of key personnel, and (x) our ability to adapt to technological changes. Many of such factors are beyond Commerce Union’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Commerce Union does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Commerce Union.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Commerce Union, a Tennessee corporation, was incorporated on March 4, 2011, to serve as a holding company for and the sole shareholder of Commerce Union Bank. It became the holding company of Commerce Union Bank upon completion of Commerce Union Bank’s reorganization into a holding company structure on June 6, 2012.

On March 10, 2015, the shareholders of Commerce Union approved the merger of Commerce Union Bank with Reliant Bank, which became effective on April 1, 2015 (“the Merger”). Each outstanding share and option to purchase a share of Reliant Bank common stock converted into the right to receive 1.0213 shares of Commerce Union common stock. After the Merger was completed, Commerce Union shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union in this transaction. As a result, the financial statements of the Company prior to the merger will be the historical financial statements of Reliant Bank. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015.

Commerce Union is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Tennessee. It conducts its operation through its wholly-owned subsidiary, Reliant Bank (f/k/a Commerce Union Bank) which was organized in April 17, 2006, as a state chartered bank under the laws of the State of Tennessee and opened for business on August 14, 2006.

Target Markets

Commerce Union, through its subsidiary Reliant Bank, provides a full range of traditional banking services throughout the Middle Tennessee Region and the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area (the “Nashville MSA”). Based on the deposit market share data published by FDIC as of June 30, 2015, the latest available date, Reliant Bank (listed under its former name, Commerce Union Bank) is ranked the 15th largest bank in the Nashville MSA. Reliant Bank primarily markets its services to small businesses and residents of its market area through its main office in Brentwood, Tennessee, a second branch office in Brentwood, Tennessee, a branch in Franklin, Tennessee, two branches in Gallatin, Tennessee, a branch in Nashville, Tennessee, a branch in Springfield, Tennessee, mortgage locations in Brentwood and Hendersonville, Tennessee, and loan production offices in Bellevue and Murfreesboro, Tennessee. It employs seasoned banking professionals with experience in the market area and who are active in their communities.

Reliant Bank’s seven branches are located in Williamson, Davidson, Robertson, and Sumner County, Tennessee. In 2015, the estimated population of Williamson County was 210,823, the estimated population of Davidson County was 671,403, the estimated population of Robertson County was 72,563, and the estimated population of Sumner County was 175,794. The population of the Nashville MSA was estimated at 1,789,712 as of 2013 and was projected to have reached 1,835,741 in 2015. The median household income in the Nashville MSA for 2013 was $44,223. Significant growth of population and an increase in the median salary in the Nashville MSA are expected to continue through the next census period.

Employees

As of December 31, 2015, Commerce Union and Reliant Bank had 226 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining unit. Commerce Union believes that its relationship with its employees is good.

Products and Services Overview

Reliant Bank is a full-service community bank. Its principal business is banking, consists of lending and deposit gathering (as well as other banking-related products and services) to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking services. Reliant Bank provides a wide range of commercial banking services for businesses and individuals, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate. Reliant Bank’s profitability is dependent on responsible lending with strong focus on lending standards to help ensure long-term growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal, Reliant Bank’s strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of products and financial services; (3) employ, empower and motivate management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain asset quality and control overhead expense.

Reliant Bank provides a variety of loans, deposits and related services to its business customers. Such services included but are not limited to business checking, deposit products and services, business loans, and lines of credit. Reliant Bank offers similar service to its consumers, including but not limited to personal loans, checking, residential mortgage loans and mortgage refinancing, safe deposit boxes, debit cards, direct deposit, and official bank checks.

Competition

Reliant Bank has substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. Competition involves efforts to retain current customers, obtain new loans and deposits, increase type of services offered, and offer competitive interest rates on deposits and loans. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. Reliant Bank competes for deposits with 49 other commercial banks in Davidson, Williamson, Robertson, and Sumner Counties, as well as, numerous savings and loan associations, credit unions, and issuers of commercial paper and other securities. Reliant Bank’s market share in its four counties is 1.56% as of June 30, 2015. According to the FDIC, there are 389 commercial bank branch offices in the four counties as of June 30, 2015. Additional competition for deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates, and loan origination fees. Competition for the origination of loans normally comes from other financial institutions, commercial banks, credit unions, insurance companies and other financial services companies. Reliant Bank believes that it has successfully competed with larger banks and other smaller community banks in the Williamson, Robertson, Sumner, and Davidson County markets by focusing on personal service and financial products to meets the needs of the community.

Executive Officers of the Registrant

The following are our executive officers:

Name (Age)	Positions and Business Experience
DeVan D. Ard, Jr. (61)

DeVan Ard, Jr. is the president of Commerce Union and the president and chief executive officer of Reliant Bank. He is a 35-year banking veteran. He began his career with AmSouth Bank in 1981 and held various positions through 2004 before leaving to form Reliant Bank. Reliant was started by a group of businessmen and women in 2006 as a full service community bank headquartered in Brentwood, Tennessee. Prior to the merger with Commerce Union Bank, Reliant Bank had grown to over $400 million in assets. Reliant serves its customers through seven branches in Williamson, Davidson, Robertson, and Sumner County, and loan production offices in Bellevue and Murfreesboro.

Playing an active role in the business and nonprofit community, Mr. Ard currently serves as Chairman of the board for the We Are Building Lives Foundation, and is a board member and finance committee member for the Middle Tennessee Council of Boy Scouts of America. Mr. Ard is also a member of the Rotary Club of Nashville. He is past president of the PENCIL Foundation, past Chairman of the board for the Adventure Science Center, and is a graduate of Leadership Nashville.

Mr. Ard holds a Master’s Degree in Business Administration from the University of Alabama, Tuscaloosa and earned his Bachelor of Arts degree in business administration and history from Vanderbilt University.

Mr. Ard was appointed to the Commerce Union board of directors effective April 1, 2015.

William Ronald DeBerry (68)	Ron DeBerry is currently the chief executive officer of Commerce Union. He received a Bachelor of Business Administration from the University of Mississippi in 1969 and earned a Master of Business of Administration from the University of Tennessee in 1977. After graduating from the University of Mississippi, Mr. DeBerry was commissioned a second lieutenant in the U.S. Army, serving on active duty from 1969 until 1971, including a tour of duty in Vietnam. Mr. DeBerry began his banking career with the former Commerce Union Bank in 1973. He was repeatedly promoted over the following decades, serving in an array of positions with increasing responsibility over strategic banking matters. On August 14, 2006, Mr. DeBerry established the new Commerce Union Bank, which was renamed Reliant Bank in 2015. Since its inception, he has overseen the bank’s expansion into Sumner and Davidson counties. Mr. DeBerry brings vast banking experience and knowledge to the board of directors of Commerce Union and the board of directors of Reliant Bank. He currently serves as chairman of the board of directors of Commerce Union and is a member of the board of directors of Reliant Bank.

Name (Age)	Positions and Business Experience
J. Dan Dellinger (55) Chief Financial Officer

Dan Dellinger is the Chief Financial Officer of Commerce Union. Mr. Dellinger is a veteran community banker with over 25 years’ experience. He has served as the chief financial officer for three community banks. Mr. Dellinger served in that role for Premier Bank of Brentwood from 1997 until its sale to BancorpSouth in 2004. He also served in that role for an East
Tennessee community bank from 1992 until 1996.

Prior to his career in banking, Mr. Dellinger spent 11 years in public accounting. He is a
Certified Public Accountant (inactive) in the state of Tennessee and is a member of the
Tennessee Society of CPA’s and the AICPA.

Mr. Dellinger has participated on several CFO panels for the AICPA and the Tennessee Bankers
Association. Mr. Dellinger has also served as an instructor for The Southeastern School of
Banking. He served as a director for the Independent Division of the Tennessee Bankers
Association for 3 years. He currently serves as a member of the Tennessee Bankers
Association’s Government Relations Committee and participates in the Committee’s annual legislators visit to Washington, D.C.

Mr. Dellinger is a member of the Executive Board for the Middle Tennessee Council of the Boy
Scouts of America. He also serves on the Finance Committee. Mr. Dellinger is a past member of the Brentwood Rotary Club where he served for 15 years.

Mr. Dellinger received his bachelor degree in business administration with a concentration in accounting from East Tennessee University and is a graduate of The Southeastern School of
Banking.

Intellectual Property

Reliant Bank utilizes the ownership rights to two registered trademarks with the United States Patent and Trademark Office for the protection of “RELIANT BANK” in the company’s respective colors and fonts. Reliant Bank also utilizes the website domains of reliantbank.com. Commerce Union also holds the rights to three registered trademarks with the United States Patent and Trademark Office for the continued protection of “COMMERCE UNION BANK” in the former entity’s respective colors and fonts.

Supervision and Regulation

Both Commerce Union and Reliant Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Commerce Union Bancshares, Inc.

Commerce Union owns 100% of the stock of Reliant Bank, and therefore, we are considered a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Tennessee, we also are subject to the Tennessee Banking Act.

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

Bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC—as a result of default of a banking or thrift subsidiary of Commerce Union or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of Commerce Union, if any, may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the Tennessee Department of Financial Institutions (TDFI) also has authority to prohibit the payment of dividends by a Tennessee chartered bank when it determines such payment to be an unsafe and unsound banking practice.

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

Capital Guidelines

The Federal Reserve has issued risk-based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well-capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk-based capital ratio in excess of 10%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan and lease loss reserves (“Tier II capital”). Reliant Bank is subject to these capital requirements. In addition, the Federal Reserve has adopted a minimum leverage ratio (Tier I capital to total assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a Tier 1 leverage capital ratio of 3%, plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

Under Basel III, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016, and the requirements will be fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the current prompt corrective action (“PCA”) well-capitalized thresholds.

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

The new minimum capital requirements of Basel III took effect on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time. Similarly, non-qualifying capital instruments phase out over time, except as described above. Most existing non-qualifying capital instruments issued by community banks before May 19, 2010, such as trust preferred securities and cumulative perpetual preferred stock, will continue to count as regulatory capital.

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

Tennessee Banking Act; Federal Deposit Insurance Act

Reliant Bank is incorporated under the banking laws of the State of Tennessee and is subject to the applicable provisions of those laws. Reliant Bank is subject to the supervision of the TDFI and to regular examination by that department. Reliant Bank is a member of the Federal Reserve and therefore is subject to Federal Reserve regulations and policies and is subject to regular examination by the Federal Reserve. Reliant Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”), and Reliant Bank is, therefore, subject to the provisions of the Federal Deposit Insurance Act (“FDIA”).

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

Tennessee statutes and the federal law regulate a variety of the banking activities of Reliant Bank, including required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, and the establishment of branches. There are certain limitations under federal and Tennessee law on the payment of dividends by banks. A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon our financial condition, be deemed to constitute such an unsafe or unsound practice. Also, without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (see above), and Reliant Bank is required to file annual reports and such additional information as the Tennessee Banking Act and Federal Reserve regulations require. We are also subject to certain restrictions on loan amounts, interest rates, “insider” loans to officers, directors and principal shareholders, tying arrangements, privacy, transactions with affiliates, and many other matters. Strict compliance at all times with state and federal banking laws is required.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments that may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA.

Under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) we may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts with the prior written approval of the Bank’s board of directors.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”), first enacted by Congress in 1977 and amended from time to time thereafter, requires that each depository institution’s record of helping meet the needs of its entire community be evaluated by depository institution’s primary federal regulator. The CRA helps assure that banks and other financial institutions make credit available to low- and moderate-income borrowers, consistent with safe and sound operations. Before the effective date of the merger, Reliant Bank earned the rating of “Satisfactory” in August of 2012 and Commerce Union Bank had earned a rating of “Outstanding” as of September 2012.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the FDIA, and revised several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if (i) it maintains a Tier 1 leverage capital ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6%, and a total risk-based capital ratio of at least 10% and (ii) it is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution is considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to the holding companies that control those institutions. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.

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

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept, rollover or renew brokered deposits unless it is well-capitalized or it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained this waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well-capitalized.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, defined new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department may issue additional regulations that will further clarify the USA PATRIOT Act’s requirements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”)

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented between 2011 and 2014 through regulations promulgated by banking and securities regulators. The following discussion describes the material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like Reliant Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact our Bank either because of exemptions for institutions below a certain asset size or because of the nature of our Bank’s operations. Other provisions that impact Reliant Bank are:

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

Many aspects of the Dodd-Frank Act are subject to continued rulemaking and will take effect over several years, and their impact on Reliant Bank or the financial industry is difficult to predict before such regulations are adopted. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs, and interest expense for community banks. Of particular concern to many community banks is the depth and breadth of the powers of the CFPB, which may have significant impact on consumer compliance regulation and increased costs, particularly for smaller depository institutions.

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

Other Regulations

Interest and other charges that our subsidiary bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various governmental agencies charge with the responsibility of implementing these federal laws.

In addition, our bank subsidiary’s deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement this act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

FDIC Insurance Premiums

Reliant Bank is required to pay quarterly FDIC deposit insurance assessments to the DIF. The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.

Effective April 1, 2009, the FDIC revised its risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase of 3 basis points the deposit assessment base rate, beginning January 1, 2011. Additional increases in premiums will impact Reliant Bank’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Effects of Governmental Policies

Reliant Bank’s earnings are affected by the difference between the interest earned by Reliant Bank on its loans and investments and the interest paid by Reliant Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of Reliant Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

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

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of Reliant Bank.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. With the enactments of EESA, the American Recovery and Reinvestment Act, and the Dodd-Frank Act and the significant number of regulations that have or will be promulgated under these and other laws affecting financial institutions, the nature and extent of the future legislative and regulatory changes affecting financial institutions, and the resulting impact on those institutions is and will be unpredictable. Bills are currently pending which may have the effect of changing the way our Bank conducts its business.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

ITEM 1A.	RISK FACTORS

Reliant’s decisions regarding credit risk and reserves for loan losses may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of Reliant Bank’s business. Although Reliant Bank seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, its loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Reliant Bank attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolio. Reliant Bank periodically determines the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our Bank’s overall loan portfolio;

•	Reliant Bank’s historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, Reliant Bank faces the risk that charge-offs in future periods will exceed its allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease in Commerce Union’s net income, and possibly its capital.

Federal and state regulators periodically review Reliant Bank’s allowance for loan losses and may require Reliant Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of Reliant Bank’s provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

Reliant Bank may have higher loan losses than it has allowed for in its allowance for loan losses. Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Reliant Bank’s actual loan losses could exceed its allowance for loan losses. Reliant Bank’s average loan size continues to increase and reliance on its historic allowance for loan losses may not be adequate. A large portion of Reliant Bank’s loan portfolio is composed of construction, commercial mortgage, and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond Reliant Bank’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of Reliant Bank’s borrowers.

Both Commerce Union and Reliant Bank are subject to extensive regulation.

Commerce Union and Reliant Bank are subject to extensive governmental regulation and control. Compliance with state and federal banking laws has a material effect on the business and operations of Commerce Union and Reliant Bank. Our operations are subject to state and federal banking laws, regulations, and procedures. The laws and regulations applicable to the banking industry could change at any time and are subject to interpretation, and management cannot predict the effects of these changes on Commerce Union’s business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the ability of Commerce Union to operate profitably. Non-banking financial institutions, such as securities brokerage firms, insurance companies, and money market funds are now permitted to offer services that compete directly with services offered by banks. See “Supervision and Regulation.”

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

Reliant Bank’s focus on lending to small to mid-sized community based businesses may increase Commerce Union’s credit risk.

Most of Reliant Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which Reliant Bank operates negatively impact this important customer sector, Commerce Union’s results of operations and financial condition and the value of its common stock may be adversely affected. Furthermore, the deterioration of Reliant Bank’s borrowers’ businesses may hinder their ability to repay their loans with Reliant, which could have a material adverse effect on Reliant’s financial condition and results of operations.

Reliant is geographically concentrated in middle Tennessee and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee MSA, and most of our loan, deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in this market, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in this market. We cannot assure you that economic conditions, including loan demand, in our market will improve during 2016, or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations. In addition, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

Reliant Bank faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive, and Reliant Bank experiences competition in its market from many other financial institutions. Reliant Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Reliant’s primary market areas and elsewhere. Reliant competes with these institutions both in attracting deposits and in making loans. In addition, Reliant has to attract its customer base from other existing financial institutions and from new residents and businesses that have relocated to the Nashville, Tennessee, MSA. Many of Reliant’s competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that Reliant does not provide. There is a risk that Reliant will not be able to compete successfully with other financial institutions in Reliant’s market, and that it may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to Reliant.

Reliant’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on its future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Reliant Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Reliant is generally unable to control the amount of premiums that Reliant Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Reliant Bank may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce Reliant Bank’s profitability, may limit its ability to pursue certain business opportunities or otherwise negatively impact its operations.

Changes in prevailing interest rates may reduce Reliant’s profitability.

Reliant’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of Reliant’s assets and liabilities, Reliant believes it is more likely than not a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While Reliant intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective and its financial condition and results of operations could suffer.

Commerce Union and Reliant are dependent on key individuals and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

Commerce Union and Reliant Bank are materially dependent on the performance of the executive management team, loan officers, and other support personnel. Following the effective date of the merger, Commerce Union has continued to be dependent on these officers and employees, in addition to the services of Reliant’s executive team, including the president of Commerce Union, the chief executive officer of Commerce Union, and Reliant’s chief financial officer. The loss of the services of any of these individuals could have a material adverse effect on the business of Commerce Union and Reliant, results of operations, and financial condition. Many of these key officers have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bank’s business and could have a material adverse effect on Reliant Bank’s business, financial condition, and results of operations, either before or after the merger. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Reliant may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Reliant will be successful in attracting or retaining such personnel.

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

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Commerce Union has elected not to opt out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Commerce Union, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make Commerce Union’s financial statements not comparable with those of another public company that is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period because of the potential differences in accounting standards used.

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

The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets will remain 8.0% and the minimum leverage ratio will remain 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for Commerce Union on January 1, 2015. The capital conservation buffer is being phased in over four years which began on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios to be considered well-capitalized were updated to increase the minimum Tier 1 capital requirement from 6.0% to 8.0%, in addition to the requirement to maintain a common equity Tier 1 capital ratio of 6.5%.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Commerce Union and Reliant Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if Commerce Union were to be unable to comply with such requirements.

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

We provide several different loan products to our customers to finance the purchase of their homes. We sell a large number of the mortgage loans we originate into the secondary mortgage market, and those loans are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investors or indemnify the investor for any losses incurred. This may result in losses that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Commerce Union may not be able to sustain its historical rate of growth, and, consequently, Commerce Union’s historical results of operations will not necessarily be indicative of its future operations due to the merger with Reliant Bank. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede Commerce Union’s ability to expand its market presence. If Commerce Union experiences a significant decrease in its historical rate of growth, Commerce Union’s results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

Commerce Union may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our bank to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

Commerce Union’s ability to pay cash dividends may be limited by regulatory restrictions, by Reliant Bank’s ability to pay cash dividends to Commerce Union and by Commerce Union’s need to maintain sufficient capital to support Commerce Union’s operations. A Tennessee chartered bank may, with the approval of the TDFI, transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of Reliant Bank, be deemed to constitute such an unsafe or unsound practice. Without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

If Reliant Bank is not permitted to pay cash dividends to Commerce Union, it is unlikely that Commerce Union would be able to pay cash dividends on Commerce Union’s common stock. Moreover, holders of Commerce Union’s common stock are entitled to receive dividends only when and if declared by Commerce Union’s board of directors. Although Commerce Union has paid cash dividends on its common stock in recent years, Commerce Union is not required to do so, and Commerce Union’s board of directors could reduce or eliminate Commerce Union’s common stock dividend in the future.

Commerce Union’s stock price may fluctuate, which could result in losses to its investors and litigation against Commerce Union.

Commerce Union’s common stock was approved to be listed on The Nasdaq Stock Market LLC, effective July 7, 2015. We cannot assure you that this listing will result in significant trading in Commerce Union’s common stock. Further, we cannot assure that an active market for Commerce Union common stock will benefit the stock price. The stock will be subject to greater fluctuations and more easily impacted by general market factors. A number of factors could cause Commerce Union’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Commerce Union’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Commerce Union’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Commerce Union’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Commerce Union’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. Commerce Union could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Commerce Union’s normal business.

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

If Commerce Union determines, for any reason, that it needs to raise capital, Commerce Union’s board of directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity based incentives under or outside of Commerce Union’s equity compensation plans, subject to certain NASDAQ rules. Additionally, Commerce Union is not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Commerce Union’s common stock could decline as a result of sales by Commerce Union of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Commerce Union issues preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Commerce Union issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of Commerce Union’s common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of Commerce Union’s shareholders and may dilute the book value per share of its common stock. Shares Commerce Union issues in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of Commerce Union’s existing shareholders.

A failure in or breach of Commerce Union’s operational or security systems or infrastructure, or those of Commerce Union’s third party vendors and other service providers or other third parties, including as a result of cyberattacks, could disrupt Commerce Union’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.

Commerce Union relies heavily on communications and information systems to conduct its business. Information security risks for financial institutions such as Commerce Union have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime (both domestic and international), hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, Commerce Union’s operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Commerce Union’s business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond Commerce Union’s control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and floods; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyberattacks.

As noted above, Commerce Union’s business relies on its digital technologies, computer and e-mail systems, software and networks to conduct its operations. Although Commerce Union has information security procedures and controls in place, Commerce Union’s technologies, systems and networks and its customers’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Commerce Union’s or its customers’ or other third parties’ confidential information. Third parties with whom Commerce Union does business or that facilitate Commerce Union’s business activities, including financial intermediaries, or vendors that provide service or security solutions for Commerce Union’s operations, and other unaffiliated third parties, could also be sources of operational and information security risk to Commerce Union, including from breakdowns or failures of their own systems or capacity constraints.

While Commerce Union has business continuity and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Commerce Union’s risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of Commerce Union’s controls, processes, and practices designed to protect its systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for Commerce Union. As threats continue to evolve, Commerce Union may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support Commerce Union’s businesses and clients, or cyberattacks or security breaches of the networks, systems or devices that Commerce Union’s clients use to access Commerce Union’s products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on Commerce Union’s results of operations or financial condition.

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

As of December 31, 2015, the main office of both Commerce Union and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee. Including its main office, Commerce Union owns and operates two branch offices with the following addresses: the Gallatin Branch at 1204 Nashville Pike, Gallatin, Tennessee 37066, and the East Main Branch at 425 East Main, Gallatin, Tennessee 37066.

Reliant Bank leases the following: the Murfreesboro Loan Production Office at 745 South Church Street, Suite 401, Murfreesboro, TN 37130; The Maryland Farms Branch at 5109 Peter Taylor Park Drive, Brentwood, TN 37027; the Franklin Branch at 101 Creekstone Boulevard, Suite 100, Franklin, TN 37064; the Lenox Branch at 6005 Nolensville Pike, Suite 101, Nashville, TN 37211; the Hendersonville, TN Mortgage Location (Loan Production Office) at 711 East Main Street, Suite 105, Hendersonville, TN 37075; the Brentwood, TN Mortgage Location (Loan Production Office) at 5123 Virginia Way, A-22, Brentwood, TN 37027. Other leases routinely exist on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

As of the end of 2015, neither Commerce Union nor Reliant Bank was involved in any litigation that is expected to have a material impact on our financial position or results of operations. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Commerce Union or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Reliant Bank’s financial condition or Commerce Union’s consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Union’s common stock is traded on the NASDAQ national exchange under the symbol “CUBN.” As of December 31, 2015, there were 595 holders of record of Commerce Union common stock.

Dividends

Reliant Bank Shareholders received a dividend of $0.20 per share on December 19, 2014, amounting to a total of $782,038. The following table sets forth dividends issued to shareholders of Commerce Union during the previous two fiscal years.

Date Paid	Total Value Issued	Per Share Value
01/31/2014	$612,471.60	$0.20
01/16/2015	$613,766.00	$0.20
01/22/2016	$1,488,715.60	$0.20

Payment of dividends by Commerce Union and Reliant Bank are subject to certain regulations that may limit or prevent the payment of dividends, and is further subject to the discretion of the board of directors of Commerce Union and Reliant Bank.

Commerce Union and Reliant Bank anticipates that earnings, if any, may be held for purposes of enhancing capital. No assurances can be given that any dividends on Commerce Union’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

Market Price for Commerce Union’s Stock

Prior to the merger, the shares of Reliant Bank were not publicly traded. The following table shows for the indicated periods the high and low sales prices for Commerce Union’s common stock. Prior to July 7, 2015, the common stock was traded on the OTCQB market place. Effective as of July 7, 2015, Commerce Union’s common stock has been traded on the NASDAQ market under the symbol “CUBN.” These prices may include retail markups, markdowns, or commissions.

CUBN (1)	High	Low
2016
First Quarter (through March 18, 2016)	$15.01	$13.50
2015
First Quarter	$15.50	$13.00
Second Quarter	15.25	14.00
Third Quarter	14.50	12.50
Fourth Quarter	14.10	13.30
2014
First Quarter	$12.64	$10.25
Second Quarter	13.00	12.01
Third Quarter	13.00	12.01
Fourth Quarter	13.00	12.25

(1)	Companies that have common shares quoted on the over-the-counter market typically do not have an active trading market. Consequently, the prices quoted above falling prior to the NASDAQ listing effective July 7, 2015, may not represent an accurate indication of the value of shares of Commerce Union’s common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2015.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the period ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

This Item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Form 10-K. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements included elsewhere in this report. The critical accounting policies require our judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2015 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank “Bank” along with its wholly-owned subsidiary, Commerce Union Mortgage Services, Inc., the Bank’s wholly-owned subsidiary, Reliant Investments, LLC, and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the year ended December 31, 2015 included the accounts of the Company after the reverse merger described below for the nine months ended December 31, 2015 and the accounts of Reliant Bank only, with its wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. Comparative periods are comprised of the accounts of Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses. As of December 31, 2015, the cumulative losses to date totaled $2,358. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the reverse merger (discussed below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the reverse merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

Beginning in 2011, the Company added an unallocated general reserve. This unallocated portion of the reserve was above the allocated amount calculated for each loan pool segment based on each loan pool’s historical loss experience adjusted for current economic and environmental factors. This unallocated reserve was added due to the volatility in credit losses and the uncertainty risk that is not specifically identified with any particular loan pool segment. It also recognized that the recent recessionary period manifested in higher and more unpredictable loss rates over an extended period of time. Management believed the volatility in real estate values over several of the past years as well as the continued slowness in general economic recovery supported maintaining an unallocated portion of the general reserve. During 2015, management determined that the decline in real estate values had subsided and, accordingly, management has removed the unallocated portion of the general reserve.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, AND 2014

Merger Between Commerce Union Bancshares, Inc. and Reliant Bank

On March 10, 2015, the shareholders of Commerce Union approved the merger of Commerce Union Bank with Reliant Bank, which became effective on April 1, 2015 (“the Merger”). Each outstanding share and option to purchase a share of Reliant Bank common stock converted into the right to receive 1.0213 shares of Commerce Union common stock. After the Merger was completed, Commerce Union shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations.

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union in this transaction. As a result, the financial statements of the Company prior to the merger will be the historical financial statements of Reliant Bank. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015. Merger expenses totaled $849 for the year ended December 31, 2015. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

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

Earnings

Net income attributable to common shareholders amounted to $5,575 or $0.88 per basic share for the year ended December 31, 2015, compared to $3,896 or $0.98 per basic share for the same period in 2014. Diluted net income attributable to shareholders per share was $0.86 and $0.96 for the years ended December 31, 2015, and 2014, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2015, and 2014 (dollars in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$517,148	4.78%	$24,719	$293,195	4.63%	$13,578	$10,687	$454	$11,141
Loan fees	—	0.25	1,298	—	0.37	1,081	217	—	217

Loans with fees	517,148	5.03	26,017	293,195	5.00	14,659	10,904	454	11,358
Mortgage loans held for sale	38,284	3.98	1,523	17,110	4.20	718	845	(40)	805
Deposits with banks	21,715	0.18	39	14,285	0.19	27	13	(1)	12
Investment securities – taxable	46,393	1.90	881	42,061	2.43	1,024	97	(240)	(143)
Investment securities – tax-exempt	65,165	2.76	1,185	31,443	3.09	641	684	(140)	544
Fed funds sold and other	5,430	4.48	243	3,393	4.30	146	91	6	97

Total Earning Assets	694,135	4.39	29,888	401,487	4.37	17,215	12,634	39	12,673
Nonearning Assets	39,516			15,563

	$733,651			$417,050

Interest Bearing Liabilities
Interest bearing demand	$88,857	0.21%	190	$51,662	0.29%	148	90	(48)	42
Savings and money market	158,670	0.29	466	116,434	0.28	330	123	13	136
Time deposits – retail	116,364	0.76	883	33,640	1.13	380	663	(160)	503
Time deposits – wholesale	95,719	0.56	533	76,627	0.54	417	101	15	116

Total interest bearing deposits	459,610	0.45	2,072	278,363	0.46	1,275	977	(180)	797
Federal Home Loan Bank advances	105,624	0.61	646	51,202	0.69	354	337	(45)	292

Total borrowed funds	105,624	0.61	646	51,202	0.69	354	337	(45)	292
Total Interest-Bearing Liabilities	565,234	0.48	2,718	329,565	0.49	1,629	1,314	(225)	1,089

Net Interest Rate Spread (%) / Net Interest Income ($)		3.91%	$27,170		3.88%	$15,586	$11,320	$264	$11,584

Non-interest bearing deposits	83,731			45,103
Other non-interest bearing liabilities	4,563			857
Stockholder’s equity	80,123			41,525

	$733,651			$417,050

Net Interest Margin		4.00%			3.96%

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Tax-exempt investment security yields are shown on a fully tax equivalent basis. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the year ended December 31, 2015, we recorded net interest income of approximately $27.2 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.00%. For the year ended December 31, 2014, we recorded net interest income of approximately $15.6 million, which resulted in a net interest margin of 3.96%. For the year ended December 31, 2015 and 2014, our net interest spread was 3.91% and 3.88%, respectively.

Our year-over-year average loan volume increased by approximately 76.4% from 2014 to 2015. Our combined loan and loan fee yield increased from 5.00% to 5.03% for 2015 compared to 2014.

The increase in net interest margin was favorably impacted by management’s efforts to lower our cost of funds. Our cost of funds declined from 0.49% to 0.48% for 2014 compared to the same period in 2015. The decline for the comparative year was attributable to several factors. Management has continued to lower rates paid on interest bearing liabilities and has shifted somewhat toward lower-cost alternative funding sources such as wholesale time deposits and low-cost Federal Home Loan Bank advances. We also experienced a 85.6% increase in our average non-interest bearing deposits from the year ended December 31, 2014 to 2015 mainly as a result of a year-long strategic growth initiative and the Merger effective April 1, 2015.

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

Provision for Loan Losses

The provision for loan losses represents a charge (or in the case of the years ended December 31, 2015 and 2014, a recovery) to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses on a quarterly basis to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2015. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a negative provision for loan losses of $270 for the year ended December 31, 2015, compared to a negative provision for loan losses of $1,500 for the year ended December 31, 2014. Our provision for loan losses was impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income includes a number of components, some of which vary significantly between periods. The following is a summary of our non-interest income for the years ended December 31, 2015, and 2014 (dollars in thousands):

	Years Ended December 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Non-Interest Income
Service charges and fees	$958	$617	$341	55.3%
Securities gains (losses), net	(388)	143	(531)	-371.3
Gains on mortgage loans sold, net	10,999	3,447	7,552	219.1
Gain (loss) on sale of other real estate	6	(8)	14	100.0
Other noninterest income:
Bank-owned life insurance	541	360	181	50.3
Trust and brokerage revenue	93	18	75	416.7
Rental income	6	—	6	100.0
Miscellaneous noninterest income	167	31	136	438.7

Total other non-interest income	807	409	398	97.3

Total Non-Interest Income	$12,382	$4,608	$7,774	168.7%

The most significant reason for the increases in non-interest income during the year ended December 31, 2015 compared to the same period in 2014 relates to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. However, following is a description of certain components of non-interest income and other reasons for fluctuations.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the year ended December 31, 2015, the Company sold securities classified as available for sale and held to maturity totaling $27,258 and recognized a net loss of $388. During the first quarter of 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $396, which is included in the net loss above. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as we expand our mortgage operations. We began significantly expanding our mortgage operations during the second quarter of 2014 increasing the number of offices and personnel. Gains on mortgage loans sold, net, amounted to $10,999 for the year ended December 31, 2015, compared to $3,447 for the same period in 2014. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $541 for the year ended December 31, 2015, compared to $360 for the year ended December 31, 2014. Primarily, the increase in earnings on these bank-owned life insurance policies resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Gains and losses on the sale of other real estate vary from period to period based mainly on trends with foreclosure activity.

Our trust and brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31		Dollar Increase	Percent Increase
	2015	2014
Non-Interest Income
Salaries and employee benefits	$18,657	$10,170	$8,487	83.5%
Occupancy	3,387	2,599	788	30.3
Data processing	2,479	1,399	1,080	77.2
Advertising and public relations	1,213	559	654	117.0
Audit, legal and consulting	1,892	714	1,178	165.0
Federal deposit insurance	383	264	119	45.1
Provision for losses on other real estate	110	72	38	52.8
Other operating	3,448	1,389	2,059	148.2

Total Non-Interest Expense	$31,569	$17,166	$14,403	83.9%

The most significant reason for the increases during the year ended December 31, 2015 compared to the same period in 2014 relates to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

Salaries and employee benefits increased for the year ended December 31, 2015 compared to the same period in 2014. A portion of this increase is a result of the Merger effective April 1, 2015. Also influencing the increase was an increase in payments made under a management incentive program, the expansion of our mortgage operations and payments made under a retail incentive program to help grow business and consumer deposit accounts.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased due to the Merger effective April 1, 2015. Other components of the increase related to inflationary increases in the lease of our Franklin operations center as well as increases in rent for our newer mortgage loan production offices.

Data processing costs increased when comparing the year ended December 31, 2015 to the comparable period in 2014, substantially due to the Merger effective April 1, 2015. The Company operated on two core data processing systems until mid-November 2015 when the conversion to one core system occurred. Costs are expected to decline after this conversion.

Advertising and public relations costs increased when comparing the year ended December 31, 2015 to the comparable period of 2014 by $654. These costs were substantially attributable to our current retail customer acquisition strategy and the expanded use of mortgage lead-generating platforms. We have engaged a third party to assist with the implementation of a program to grow business and consumer deposit accounts.

Audit, legal and consulting costs increased in the year ended December 31, 2015 compared to the comparable period in 2014 due to merger-related expenses and the costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for year ended December 31, 2015, compared to the same period in 2014 due to the Merger effective April 1, 2015. The remainder of the increase relates to our increase in average liabilities, which is the base for determining our premiums. The increase in average liabilities was slightly offset by an improved combined rate.

We recorded a provision for losses on other real estate of $110 during the year ended December 31, 2015. This loss was related to one property held in our real estate portfolio. We recorded a loss of $72 during the year ended December 31, 2014 relating to two properties that were held in our other real estate portfolio.

Other operating expenses increased for the year ended December 31, 2015, compared to the same period in 2014 mainly due to the Merger effective April 1, 2015. Other increases relate to an increase of $561 in loan-related expenses such as legal fees and appraisals relating to the origination of loans. Primarily, this increase in other operating expenses relates to volume increases of mortgage originations and sales during the year ended December 31, 2015. Also, we recorded a provision of unfunded commitments of $323 during the year ended December 31, 2015. This provision was recorded to provide for estimated losses in our unfunded commitments.

Income Taxes

During the year ended December 31, 2015, we recorded consolidated income tax expense of $2,271 compared to $1,816 for the year ended December 31, 2014. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. At that time, we recognized a cumulative benefit of $159 relating to 2014 and prior tax losses of the mortgage banking operations that were available to offset a portion of the income of the Bank. The losses of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense attributable to Bank shareholders for the year ended December 31, 2015, reflects an effective income tax rate of 30.3% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $259), compared to 31.8% (exclusive of a pre-tax loss of $1,184 from our mortgage banking operations with no tax expense or benefit) for the comparable period of 2014. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger related expenses also affected fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had net income of $407, for the year ended December 31, 2015 compared to a net loss of $1,184, for the comparable period in 2014. These amounts are included in our consolidated results. See Note 20 for segment reporting in the consolidated financial statements.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2015 and 2014:

	2015	2014
Return on assets	0.76%	0.93%
(Net income divided by average total assets)
Return on equity	6.96	9.38
(Net income divided by average equity)
Dividend payout ratio	22.73	20.41
(Dividends declared per share divided by net income per share)
Equity to assets ratio	10.92	9.96
(Average equity divided by average total assets)
Leverage capital ratio – Bank	9.88	9.71
(Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments, ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2015 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in shareholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital
Shareholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$84,196
Tier 2 capital
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	7,823

Total risk-based capital	$92,019

Risk-weighted assets, gross	$703,569
Less – Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$703,569

Risk-based capital ratios:
Tier 1 risk-based capital ratio	11.97%

Total risk-based capital ratio	13.08%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2015, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets were $876.4 million at December 31, 2015 and $449.7 million at December 31, 2014. Our assets increased by 94.9% from December 31, 2014 to December 31, 2015. The increase in assets from December 31, 2014 to December 31, 2015, was substantially attributable to the Merger effective April 1, 2015. The increase in cash and cash equivalents was $9.4 million; increase in net loans of approximately $299.3 million; increase in mortgage loans held for sale of $28.5 million which is attributable to our expansion in that venture along with historically low, long term interest rates; a net increase in our securities portfolio of $56.6 million discussed further below; and a $8.7 million increase in bank-owned life insurance. As a result of the Merger, goodwill and core deposit intangibles increased $10.6 million and $1.9 million, respectively. The Company’s total liabilities were $779.7 million at December 31, 2015 and $406.2 million at December 31, 2014, an increase of 91.9%. The increase in liabilities from December 31, 2014 to December 31, 2015, was substantially attributable to the Merger effective April 1, 2015. The most significant increases related to total deposits, which increased 91.4% and Federal Home Loan Bank advances, which increased 113.8% from December 31, 2014 to December 31, 2015. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have added experienced lending officers to our staff to help with loan growth as the local market has continued to improve. The growth in loan volume has, to a small degree, negatively affected our loan yields. Total loans, net, at December 31, 2015, and December 31, 2014, were $608,747 and $309,497, respectively. This represented an increase of 96.7% from December 31, 2014 to December 31, 2015.

The primary reason for the significant increase in total loans and the individual components of the loan portfolio is due to the Merger that was effective April 1, 2015.

The following table provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	December 31,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$143,770	23.3%	$80,817	25.5%
Real estate:
1-4 Family Residential	110,736	17.9	41,297	13.0
1-4 Family HELOC	49,665	8.0	33,108	10.4
Multifamily and Commercial	202,736	32.8	112,805	35.6
Construction, Land Development & Farmland	89,763	14.6	37,127	11.7
Consumer	15,271	2.5	11,771	3.7
Other	5,556	0.9	300	0.1

	617,497	100.0%	317,225	100.0%
Less:
Deferred loan fees	927		375
Allowance for possible loan losses	7,823		7,353

Loans, net	$608,747		$309,497

The table below provides a summary of PCI loans as of December 31, 2015:

December 31, 2015
Commercial, Industrial and Agricultural	$1,558
Real estate:
1-4 Family Residential	1,016
1-4 Family HELOC	40
Multifamily and Commercial	4,565
Construction, Land Development & Farmland	1,598
Consumer	—
Other	—

Total gross PCI loans	8,777
Less:
Remaining purchase discount	1,671
Allowance for possible loan losses	247

Loans, net	$6,859

Commercial loans above consist of commercial, industrial and agricultural loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $143,770 at December 31, 2015, increased 77.9% compared to $80,817 as of December 31, 2014.

Real estate loans comprised 73.3% of the loan portfolio at December 31, 2015. Residential loans included in this category consist mainly of revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit and closed-end loans secured by first and second liens that are not held for sale. The Company increased the residential portfolio from December 31, 2014 to December 31, 2015. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $202,736 at December 31, 2015, increased 79.7% compared to the $112,805 held as of December 31, 2014. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2014 and during 2015, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2014, to December 31, 2015, of 29.7%.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at December 31, 2015, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, Industrial and Agricultural	$52,535	$64,384	$26,851	$143,770
Real estate:
1-4 Family Residential	11,458	71,608	27,670	110,736
1-4 Family HELOC	3,520	30,257	15,888	49,665
Multifamily and Commercial	10,591	111,862	80,283	202,736
Construction, Land Development & Farmland	40,904	41,001	7,858	89,763
Consumer	10,197	5,025	49	15,271
Other	3,273	2,093	190	5,556

Total	$132,478	$326,230	$158,789	$617,497

Fixed interest rate	$39,839	$265,479	$127,929	$433,247
Variable interest rate	92,639	60,751	30,860	184,250

Total	$132,478	$326,230	$158,789	$617,497

The information presented in the above table is based upon the contractual maturities or next repricing date of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio.

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

Beginning in 2011, the Company added an unallocated general reserve. This unallocated portion of the reserve was above the allocated amount calculated for each loan pool segment based on each loan pool’s historical loss experience adjusted for current economic and environmental factors. This unallocated reserve was added due to the volatility in credit losses and the uncertainty risk that is not specifically identified with any particular loan pool segment. It also recognized that the recent recessionary period manifested in higher and more unpredictable loss rates over an extended period of time. Management believed the volatility in real estate values over the past several years as well as the continued slowness in general economic recovery supported maintaining an unallocated portion of the general reserve. During 2015, management determined that the decline in real estate values had subsided and, accordingly, management has removed the unallocated portion of the general reserve.

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

At December 31, 2015, the allowance for loan losses was $7,823 compared to $7,353 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 1.3% and 2.3% at December 31, 2015 and December 31, 2014, respectively. The allowance was adjusted downward in total and as a percentage of loans from December 31, 2014 to December 31, 2015 for two reasons. First, the merger completed April 1, 2015 called for the elimination of the Commerce Union Bank allowance for loan losses as of the first day of the merger. This allowance was effectively considered as a component (among others such as market interest rates) when determining the market value of the loan portfolio that was marked to market at the time of the merger. Also, charge-off and general economic activity has continued to improve for our area and our customers and nonperforming assets have declined. The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	December 31, 2015	December 31, 2014
Beginning Balance, January 1	$7,353	$8,530
Loans charged off
Commercial, Industrial and Agricultural	—	(9)
Real Estate
1-4 Family Residential	—	—
1-4 Family HELOC	(6)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(35)	(120)
Other	—	(11)

Total loans charged off	(41)	(140)

Recoveries on loans previously charged off
Commercial, Industrial and Agricultural	346	178
Real Estate
1-4 Family Residential	15	100
1-4 Family HELOC	25	25
Multifamily and Commercial	388	49
Construction, Land Development and Farmland	7	111
Consumer	—	—
Other	—	—

Total loan recoveries	781	463

Net recoveries (charge-offs)	740	323
Provision for loan losses	(270)	(1,500)

Total allowance, December 31	$7,823	$7,353

Gross loans at end of period(1)	$617,497	$317,225

Average gross loans(1)	$517,148	$293,195

Allowance to total loans	1.27%	2.32%

Net charge offs (recoveries) to average loans	-0.14%	-0.11%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	December 31, 2015			December 31, 2014
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,198	28.1%	23.3%	$2,184	29.7%	25.5%
Real estate:
1-4 Family Residential	1,214	15.5	17.9	642	8.7	13.0
1-4 Family HELOC	699	8.9	8.0	854	11.6	10.4
Multifamily and Commercial	2,591	33.1	32.8	2,070	28.2	35.6
Construction, Land Development and Farmland	894	11.4	14.6	742	10.1	11.7
Consumer	192	2.5	2.5	181	2.5	3.7
Other	35	0.5	0.9	2	—	0.1
Unallocated	—	—	—	678	9.2	—

	$7,823	100.0%	100.0%	$7,353	100.0%	100.0%

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

The following table provides information with respect to the Company’s non-performing assets.

	December 31, 2015	December 31, 2014
Non-accrual loans	$5,004	$2,625
Past due loans 90 days or more and still accruing interest	—	—
Restructured loans	1,706	6,192

Total non-performing loans	6,710	8,817
Other real estate	1,149	1,204

Total non-performing assets	$7,859	$10,021

Total non-performing loans as a percentage of total loans	1.09%	2.78%
Total non-performing assets as a percentage of total assets	0.90	2.23
Allowance for loan losses as a percentage of non-performing loans	116.59	83.40

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $133,825 at December 31, 2015. This represents a 73.2% increase from the December 31, 2014 total of $77,245. The primary reason for the increase in securities available-for-sale is due to the Merger effective April 1, 2015. On January 16, 2015, the Company sold $20,806 of securities that were classified as held-to-maturity at December 31, 2014 and recognized a loss on the sale of $396. Subsequent to this sale, all other securities classified as held-to-maturity were transferred to available-for-sale effective as of the date of the sale. Also, during the year ended December 31, 2015, the Company purchased securities available-for-sale totaling $62,556, primarily consisting of tax-exempt municipal bonds.

Restricted equity securities totaled $6,244 and $3,263 at December 31, 2015, and December 31, 2014, respectively. The primary reason for the increase is due to the Merger effective April 1, 2015. Also, the change in restricted equity securities is attributable to the periodic evaluation of the Company’s required Federal Reserve Bank stock and Federal Home Loan Bank stock positions.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2015			December 31, 2014
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$4,918	$4,836	3.61%	$4,758	$4,628	8.53%
State and municipal	86,604	87,595	65.46	35,952	36,209	66.70
Corporate bonds	2,000	1,979	1.48	1,000	1,007	1.85
Mortgage backed securities	36,617	36,165	27.02	9,933	9,942	18.31
Time deposits	3,250	3,250	2.43	2,500	2,500	4.61

Total	$133,389	$133,825	100.00%	$54,143	$54,286	100.00%

Held-To-Maturity
U.S. Treasury and other U.S. government agencies	$—	$—	N/A	$21,016	$20,675	91.26%
Corporate bonds	—	—	N/A	1,943	1,980	8.74

Total	$—	$—	N/A	$22,959	$22,655	100.00%

The table below summarizes the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available-For-Sale
U.S. Treasury and other U.S. government agencies	$—	—%	$1,019	2.02%	$3,556	2.25%	$261	1.37%	$4,836	2.16%
State and municipal	—	—	10,201	2.31	8,473	3.06	68,921	4.39	87,595	4.02
Corporate bonds	—	—	1,474	1.08	—	—	505	3.50	1,979	1.69
Mortgage backed securities	—	—	458	0.70	3,986	1.96	31,721	2.24	36,165	2.19
Money market	—	—	3,250	2.18	—	—	—	—	3,250	2.18

Total	$—	—%	$16,402	2.11%	$16,015	2.61%	$101,408	3.71%	$133,825	3.36%

Securities pledged at December 31, 2015 and 2014 had a carrying amount of $39,815 and $32,783, respectively and were pledged to secure public deposits and repurchase agreements.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

Premises and Equipment

Premises and equipment, net, totaled $9,196 at December 31, 2015 compared to $3,353 at December 31, 2014, a net increase of $5,843, or 174.3%. The primary reason for the increase is related to the Merger effective April 1, 2015. Asset purchases amounted to approximately $926 during 2015 while related depreciation expense amounted to $890. At December 31, 2015, we operated from nine retail banking locations as well as eight stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other seven bank branch locations are in Franklin, Springfield, Gallatin, Murfreesboro and Nashville, Tennessee. As of December 31, 2015 our eight mortgage loan production offices were located in Tennessee cities of Brentwood and Hendersonville, as well as Timonium, Maryland, Louisville, Kentucky, Reynoldsburg, Ohio, Columbus, Ohio, Tampa, Florida and Schaumburg, Illinois. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors such as money market funds and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At December 31, 2015, total deposits were $640,008, an increase of $305,643, or 91.4%, compared to $334,365 at December 31, 2014. The primary reason for the increase is the Merger effective April 1, 2015. During 2015, we increased non-interest bearing demand deposits by $65.5 million, increased savings and money market deposits by $74.4 million, increased time deposits by $121.7 million and FHLB advances increased $72.3 million.

The average amounts for deposits for 2015 and 2014 are detailed in the following schedule.

	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$83,731	0.00%	$45,103	0.00%
Interest bearing demand	88,857	0.21	51,662	0.29
Savings and money market	158,670	0.29	116,434	0.28
Time deposits-retail	116,364	0.76	33,640	1.13
Time deposits-wholesale	95,719	0.56	76,627	0.54

	$543,341	0.38%	$323,466	0.39%

The following table shows maturity of time deposits of $100,000 or more by category based on time remaining until maturity.

December 31, 2015
Three months or less	$58,199
Over three months through six months	38,739
Over six months through 12 months	72,680
Over one year through three years	35,257
Over three years through five years	13,284
Over five years	—

Total	$218,159

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of December 31, 2015. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

Earnings Simulation Model—We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk that seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from management’s flat interest rate forecast over the next 12 and 24 months, limits in the decline in net interest income are as follows:

	Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of Net Interest Income
	Next 12 Months	Next 24 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100bp	10%	10%
± 200 bp	15	15
± 300 bp	20	20
± 400 bp	25	25
Non-parallel shifts	15	15

We were in compliance with our earnings simulation model policies as of December 31, 2015, indicating what we believe to be a fairly neutral profile.

Economic value of equity—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
± 100 bp	15%
± 200 bp	25
± 300 bp	30
± 400 bp	35
Non-parallel shifts	35

At December 31, 2015, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Bank of Cincinnati, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities.

At December 31, 2015, advances totaled $135,759 compared to $63,500 as of December 31, 2014.

At December 31, 2015, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2016	$120,924	0.47%
2017	1,000	1.03
2018	6,000	2.74
2019	—	—
2020	—	—
Thereafter	7,835	1.95

	$135,759	0.66%

Capital

Stockholders’ equity was $96,751 at December 31, 2015, an increase of $53,235, or 122.3%, from $43,516 at December 31, 2014. No common dividends were paid during 2015; however, common dividends of $0.20 per share were declared in December 2015 and paid in January 2016.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented in the following table as of December 31, 2015 and 2014 for the Company and Bank.

	Actual Regulatory Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Company
Common equity Tier 1	$84,608	12.02%	$31,675	4.50%	N/A	N/A
Tier 1 leverage	84,608	9.92	34,116	4.00	N/A	N/A
Tier 1 risk-based capital	84,608	12.02	42,234	6.00	N/A	N/A
Total risk-based capital	92,431	13.13	56,317	8.00	N/A	N/A
Bank
Common equity Tier 1	$84,196	11.97%	$31,653	4.50%	$45,720	6.50%
Tier 1 leverage	84,196	9.88	34,087	4.00	42,609	5.00
Tier 1 risk-based capital	84,196	11.97	42,204	6.00	56,271	8.00
Total risk-based capital	92,019	13.08	56,281	8.00	70,351	10.00
December 31, 2014
Bank
Tier 1 leverage	$42,542	9.71%	$17,525	4.00%	$21,906	5.00%
Tier 1 risk-based capital	42,542	12.19	13,960	4.00	20,939	6.00
Total risk-based capital	46,942	13.45	27,921	8.00	34,901	10.00

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows (dollars in thousands):

December 31, 2015
Unused lines of credit	$120,880
Standby letters of credit	8,776

Total commitments	$129,656

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

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Commerce Union maintains disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Commerce Union’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Commerce Union carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, Commerce Union’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Commerce Union Bancshares, Inc.’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Commerce Union’s internal control over financial reporting during Commerce Union’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Commerce Union’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to the Company’s proxy statement for the 2016 annual meeting of shareholders under the captions “Proposal One—Election of Directors,” “Information About the Directors,” “Information About the Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the proxy statement, under the captions “Compensation of Directors and Executive Officers” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	708,921	$10.73	1,608,921
Equity compensation plans not approved by security holders	—	—	—

Total	708,921	$10.73	1.608,921

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Proposal One. Election of Directors” and “Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption “Proposal Two. Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements:

The consolidated financial statements are included as Item 8 of this Form 10-K beginning on Page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits filed as part of this report and incorporated herein by reference to other documents are listed on the Exhibit Index to this annual report on Form 10-K, immediately following the signatures.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS THAT HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

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

COMMERCE UNION BANCSHARES, INC.

Date: March 28, 2016	By:	/s/ William Ronald DeBerry
William Ronald DeBerry
Chairman and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2016.

SIGNATURE AND CAPACITY

/s/ Homayoun Aminmadani
Homayoun Aminmadani, Director /s/ DeVan D. Ard
DeVan D. Ard, Director and President /s/ Charles Trimble Beasley
Charles Trimble (Trim) Beasley, Director /s/ John Lewis Bourne
John Lewis (Buddy) Bourne, Director /s/ William R. DeBerry
William R. DeBerry, Chairman and Chief Executive Officer (Principal Executive Officer) /s/ Sharon H. Edwards
Sharon H. Edwards, Director /s/ Farzin Ferdowsi
Farzin Ferdowsi, Director /s/ Darrell S. Freeman
Darrell S. Freeman, Sr., Director /s/ James Gilbert Hodges
James Gilbert Hodges, Director

/s/ James R. Kelley
James R. Kelley, Director /s/ Don R. Sloan
Don Richard Sloan Director

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Management Report On Internal Control Over Financial Reporting

The management of Commerce Union Bancshares, Inc. and its subsidiaries (collectively referred to as the Company) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and included those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, or that the degree of compliance with the policies and procedures include in such controls may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Commerce Union Bancshares, Inc.’s internal control over financial reporting is effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Commerce Union Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of Commerce Union Bancshares, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. Commerce Union Bancshares, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 financial statements referred to above present fairly, in all material respects, the financial position of Commerce Union Bancshares, Inc. and Subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

Nashville, Tennessee

March 28, 2016

150 FOURTH AVENUE, NORTH • SUITE 2150 • NASHVILLE, TENNESSEE 37219-2431 • (615) 252-6100 • Fax • (615) 252-6105

www.maggartpc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Reliant Bank

Brentwood, Tennessee

We have audited the accompanying consolidated balance sheet of Reliant Bank (the “Bank”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Bank as of December 31, 2014, and the results of operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KraftCPAs PLLC

Nashville, Tennessee

March 31, 2015, except for Note 20 as to which the date is March 28, 2016

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$20,289	$10,747
Federal funds sold	281	400

Total cash and cash equivalents	20,570	11,147
Securities held to maturity (fair value of $22,655 at December 31, 2014)	—	22,959
Securities available for sale	133,825	54,286
Loans, net	608,747	309,497
Mortgage loans held for sale	55,093	26,640
Accrued interest receivable	3,096	1,386
Premises and equipment, net	9,196	3,353
Restricted equity securities, at cost	6,244	3,263
Other real estate, net	1,149	1,204
Cash surrender value of life insurance contracts	20,077	11,355
Deferred tax assets, net	2,383	1,763
Goodwill	11,404	773
Core deposit intangibles	1,938	337
Other assets	2,682	1,768

TOTAL ASSETS	$876,404	$449,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$111,309	$45,800
Interest-bearing demand	95,397	51,414
Savings and money market deposit accounts	181,316	106,874
Time	251,986	130,277

Total deposits	640,008	334,365

Accrued interest payable	55	79
Federal Home Loan Bank advances	135,759	63,500
Federal funds purchased	—	6,651
Dividends payable	1,489	—
Other liabilities	2,342	1,620

TOTAL LIABILITIES	779,653	406,215

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,279,620 and 3,910,191 shares issued and outstanding at December 31, 2015 and 2014, respectively	7,280	3,910
Additional paid-in capital	84,520	38,955
Retained earnings	4,987	901
Accumulated other comprehensive loss	(36)	(250)

TOTAL STOCKHOLDERS’ EQUITY	96,751	43,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,404	$449,731

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2015	2014
INTEREST INCOME
Interest and fees on loans	$27,540	$15,377
Interest on investment securities, taxable	881	1,024
Interest on investment securities, nontaxable	1,185	641
Federal funds sold and other	282	173

TOTAL INTEREST INCOME	29,888	17,215

INTEREST EXPENSE
Deposits
Demand	190	148
Savings and money market deposit accounts	466	330
Time	1,416	797
Federal Home Loan Bank advances and other	646	354

TOTAL INTEREST EXPENSE	2,718	1,629

NET INTEREST INCOME	27,170	15,586
PROVISION FOR LOAN LOSSES	(270)	(1,500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,440	17,086

NONINTEREST INCOME
Service charges on deposit accounts	958	617
Gains on mortgage loans sold, net	10,999	3,447
Gain (loss) on securities transactions, net (reclassified from other comprehensive income)	(388)	143
Gain (loss) on sales of other real estate	6	(8)
Other	807	409

TOTAL NONINTEREST INCOME	12,382	4,608

NONINTEREST EXPENSES
Salaries and employee benefits	18,657	10,170
Occupancy	3,387	2,599
Data processing	2,479	1,399
Advertising and public relations	1,213	559
Audit, legal and consulting	1,892	714
Federal deposit insurance	383	264
Provision for losses on other real estate	110	72
Other operating	3,448	1,389

TOTAL NONINTEREST EXPENSES	31,569	17,166

INCOME BEFORE PROVISION FOR INCOME TAXES	8,253	4,528
INCOME TAX EXPENSE	2,271	1,816

CONSOLIDATED NET INCOME	5,982	2,712

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(407)	1,184

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,575	$3,896

Basic net income attributable to common shareholders, per share	$0.88	$0.98

Diluted net income attributable to common shareholders, per share	$0.86	$0.96

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2015	2014
Consolidated net income	$5,982	$2,712
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(17) and $892 for the years ended December 31, 2015 and 2014, respectively.	(25)	1,440
Reclassification adjustment for (gains) losses included in net income, net of tax of $149 and $(55) for the years ended December 31, 2015 and 2014, respectively.	239	(88)
Amortization of unrealized holding loss related to transfer of securities from available for sale to held to maturity, net of tax of $26 for the year ended December 31, 2014.	—	39

TOTAL OTHER COMPREHENSIVE INCOME	214	1,391

TOTAL COMPREHENSIVE INCOME	$6,196	$4,103

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2014	3,910,191	$3,910	$38,925	$(2,212)	$(1,641)	$—	$38,982
Stock based compensation expense	—	—	32	—	—	—	32
Stock issuance costs	—	—	(2)	—	—	—	(2)
Noncontrolling interest contributions	—	—	—	—	—	1,184	1,184
Net income (loss)	—	—	—	3,896	—	(1,184)	2,712
Cash dividend declared to common shareholders ($0.20 per share)	—	—	—	(783)	—	—	(783)
Other comprehensive income	—	—	—	—	1,391	—	1,391

BALANCE - December 31, 2014	3,910,191	$3,910	$38,955	$901	$(250)	—	$43,516
Stock based compensation expense	—	—	104	—	—	—	104
Shares retained by shareholders of Commerce Union Bancorp, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	186,884	187	1,633	—	—	—	1,820
Restricted stock awards	30,500	31	(31)	—	—	—	—
Stock issuance costs	—	—	(149)	—	—	—	(149)
Distribution to non-controlling interest	—	—	—	—	—	(407)	(407)
Cash dividend declared to common shareholders ($0.20 per share)	—	—	—	(1,489)	—	—	(1,489)
Net income	—	—	—	5,575	—	407	5,982
Other comprehensive loss	—	—	—	—	214	—	214

BALANCE - December 31, 2015	7,279,602	$7,280	$84,520	$4,987	$(36)	$—	$96,751

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2015	2014
OPERATING ACTIVITIES
Consolidated net income	$5,982	$2,712
Adjustments to reconcile consolidated net income to net cash used in operating activities
Provision for loan losses	(270)	(1,500)
Deferred income taxes	(203)	830
Depreciation and amortization of premises and equipment	890	567
Net amortization of securities	1,110	391
Net realized (gains) losses on sales of securities	388	(143)
Gains on mortgage loans sold, net	(10,999)	(3,447)
Stock-based compensation expense	104	32
Losses (gains) on sales of other real estate	(6)	8
Provision for losses on other real estate	110	72
Increase in cash surrender value of life insurance contracts	(541)	(360)
Mortgage loans originated for resale	(409,338)	(108,498)
Proceeds from sale of mortgage loans	391,884	87,985
Amortization of core deposit intangible	300	131
Change in
Accrued interest receivable	(465)	(105)
Other assets	(1,357)	(120)
Accrued interest payable and other liabilities	(274)	657

TOTAL ADJUSTMENTS	(28,667)	(23,500)

NET CASH USED IN OPERATING ACTIVITIES	(22,685)	(20,788)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(62,556)	(22,364)
Sales	6,609	14,732
Maturities, prepayments and calls	7,297	2,000
Activities in held to maturity securities
Sales	20,649	—
Maturities, prepayments and calls	—	105
Purchases of restricted equity securities	(1,007)	(436)
Loan originations and payments, net	(51,480)	(30,227)
Purchase of buildings, leasehold improvements, and equipment	(926)	(340)
Proceeds from sales of other real estate	568	91
Purchase of life insurance contracts	(4,000)	(2,000)
Cash received in merger	12,378	—

NET CASH USED IN INVESTING ACTIVITIES	(72,468)	(38,439)

FINANCING ACTIVITIES
Net change in deposits	57,848	44,564
Net change in federal funds purchased	(6,651)	6,651
Proceeds from Federal Home Loan Bank advances, net of payments	51,403	8,500
Issuance of common stock	1,820	—
Cash dividends on common stock	—	(783)
Stock issuance costs	(149)	(2)
Noncontrolling interest contributions	305	775

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,576	59,705

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,423	478
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	11,147	10,669

CASH AND CASH EQUIVALENTS - END OF YEAR	$20,570	$11,147

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$2,742	$1,603
Taxes	4,232	142
Non-cash investing and financing activities
Unrealized gain on securities available-for-sale	$293	$2,439
Change in due to/from noncontrolling interest	(712)	409
Foreclosures transferred from loans to other real estate	622	—
Dividends declared, not paid	1,489	—

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Commerce Union Bancshares, Inc. and Subsidiaries (“the Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a brief summary of the significant policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc., its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. and Reliant Investments, LLC, and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 22, the wholly-owned subsidiary of Commerce Union, Commerce Union Bank, and Reliant Bank merged effective April 1, 2015. The merger was accounted for as a reverse acquisition, and as a result, the historical financial statements presented for the Company are the historical financial statements of Reliant Bank. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

Nature of Operations

The Company began its organizational activities in 2005. The Company was incorporated under the laws of the State of Tennessee and received its Certificate of Authority from the Tennessee Department of Financial Institutions and approval of FDIC insurance on January 9, 2006. The Company provides financial services through its offices in Williamson, Robertson, Davidson, and Sumner Counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

At December 31, 2015, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, the valuation of other real estate, the valuation of debt and equity securities, the valuation of deferred tax assets and fair values of financial instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, securities sold under repurchase agreements, federal funds sold, and short-term Federal Home Loan Bank borrowings.

The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

Federal funds sold of $281 and $400 at December 31, 2015 and 2014, respectively, were invested in two financial institutions. Such funds were unsecured and matured the next business day.

Securities

The Company classifies its securities in one of two categories: held to maturity and available for sale. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as available for sale when they might be sold before maturity. As the Company sold securities in the held to maturity classification during 2015, it currently classifies all securities as available for sale.

Interest income includes purchase premiums and discounts amortized or accreted over the life of the related security as an adjustment to the yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

When the fair value of a debt security has declined below the amortized cost at the measurement date, if an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (OTTI) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities (Continued)

The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using a straight-line method without anticipating prepayments. This treatment does not differ materially from the level interest yield method. Past due status is determined based on the contractual terms of the note.

The accrual of interest is discontinued when a loan becomes 90 days past due according to the contractual terms of the note unless it is well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on non-accrual status, previously accrued and uncollected interest is charged against interest income on loans. When full collection of the remaining book balance is uncertain, interest payments received are applied to the principal balance outstanding. In some cases, when the remaining book balance of the loan is deemed fully collectible, payments are treated as interest income on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The restructuring of a loan is considered a “troubled debt restructuring” if the borrower is experiencing financial difficulties and the Company has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged off.

During 2011, the Company added an unallocated general reserve. This unallocated portion of the reserve was above the allocated amount calculated for each loan pool segment based on each loan pool’s historical loss experience adjusted for current economic and environmental factors. This unallocated reserve was added due to the volatility in credit losses and the uncertainty risk that is not specifically identified with any particular loan pool segment. It also recognized that the current recessionary period manifested in higher and more unpredictable loss rates over an extended period of time. Management believed the decline in real estate values over the past several years as well as the continued slowness in general economic recovery supported maintaining an unallocated portion of the general reserve. During 2015, management determined that the decline in real estate values had subsided and, accordingly, management has removed the unallocated portion of the general reserve.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale. Such loans are carried at the lower of aggregate cost or market value, as determined by outstanding commitments from investors. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. The related servicing rights are generally sold with the loans.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the terms of the related lease for leasehold improvements. The range of estimated useful lives for buildings is 30 to 40 years, for leasehold improvements it is 3 to 25 years, which correlates with the applicable lease term, and for furniture, fixtures and equipment is 3 to 7 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

Restricted Equity Securities

Each member of the Federal Reserve is required to subscribe to Federal Reserve Bank (“FRB”) stock.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.

These stocks are carried at cost, classified as restricted equity securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Real Estate

Real estate acquired in the settlement of loans is initially recorded at estimated fair value, less estimated cost to sell, if less than the carrying value of the loan when acquired. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized up to fair value less cost to sell, while holding costs of the property are charged to expense in the period incurred.

Cash Surrender Value of Life Insurance Contracts

The Company is the owner and beneficiary of various life insurance policies on certain key employees. These policies are recorded at their cash surrender values.

Impairment of Long-Term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value, with a corresponding charge to earnings.

Goodwill

Goodwill represents that excess of the purchase price of over the fair value of assets and liabilities acquired in a 2015 business acquisition (see Note 22) and in a 2009 business acquisition. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

Securities Sold Under Agreements to Repurchase

All repurchase agreement liabilities represent amounts advanced by a customer of the Company. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

Compensation cost recognized for stock options issued to employees is based on the fair value of these awards at the date of grant. A binomial model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income Taxes

Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Management performs an evaluation of all income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. Management has performed its evaluation of all income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Penalties and interest relating to income taxes are recognized in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and state income tax returns for years prior to fiscal year 2012 are no longer open to examination. Certain returns from years in which net operating losses have occurred are still open for examination by the tax authorities.

Earnings Per Share

Earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding plus shares representing the dilutive effect of stock options outstanding.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Retirement Plan

The Company has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 100% of their salary, subject to regulatory limitations with the Company matching 100% of the first 3% and 50% of the next 2% which is contributed by the employee. The Company recognizes as expense the amount of matching contributions related to the 401(k) plan. Vesting within the plan is immediate for 100% of deferral and employer contributions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and derivatives. These gains and losses are recognized as a separate component of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2015 and 2014, the Company’s reserve requirement was $10,310 and $2,569, respectively.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Company to shareholders.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,117 and $403 for the years ended December 31, 2015 and 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

No changes in the valuation methodologies have been made since the prior year.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Variable Interest Entities

Under ASC 810, Reliant Bank is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in these financial statements as of December 31, 2015 and 2014 has been prepared in accordance with ASC 810.

Reclassifications

Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 presentation. These reclassifications had no effect on the results of operations previously reported.

Recent Authoritative Accounting Guidance

The following discusses new authoritative accounting guidance and the related impact on the Company.

ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies when substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2014-11, “Transfers and Servicing (Topic 860)” requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis” implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (1) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (2) amends the criteria for determining whether a limited partnership is a variable interest entity and (3) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments” requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

Subsequent Events

ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We evaluated all events or transactions that occurred after December 31, 2015 through the date of the issued financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at December 31, 2015 and 2014:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,918	$1	$(83)	$4,836
State and municipal	86,604	1,262	(271)	87,595
Corporate bonds	2,000	5	(26)	1,979
Mortgage backed securities	36,617	63	(515)	36,165
Time deposits	3,250	—	—	3,250

Total	$133,389	$1,331	$(895)	$133,825

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,758	$—	$(130)	$4,628
State and municipal	35,952	523	(266)	36,209
Corporate bonds	1,000	7	—	1,007
Mortgage backed securities	9,933	146	(137)	9,942
Time deposits	2,500	—	—	2,500

Total	$54,143	$676	$(533)	$54,286

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The carrying and fair value of held to maturity securities and the related gross unrealized gains and losses were as follows at December 31, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$21,016	$3	$(344)	$20,675
Corporate bonds	1,943	42	(5)	1,980

Total	$22,959	$45	$(349)	$22,655

There were no held to maturity securities as of December 31, 2015. On January 16, 2015, as part of a strategy to reposition the Company’s investment portfolio, $20,806 of securities classified as held to maturity were sold resulting in a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

The fair value of available for sale debt securities at December 31, 2015 by contractual maturity is provided below. Mortgage backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Estimated Fair Value
Due in one to five years	$15,921	$15,944
Due in five to ten years	11,982	12,029
Due after ten years	68,869	69,687
Mortgage backed securities	36,617	36,165

	$133,389	$133,825

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2015:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$2,002	$14	$2,421	$69	$4,423	$83
State and municipal	18,619	226	3,760	45	22,379	271
Corporate bonds	974	26	—	—	974	26
Mortgage backed securities	28,547	367	4,009	148	32,556	515

Total temporarily impaired	$50,142	$633	$10,190	$262	$60,332	$895

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2014:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows held to maturity securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$20,459	$344	$20,459	$344
Corporate bonds	—	—	493	5	493	5

Total temporarily impaired	$—	$—	$20,952	$349	$20,952	$349

At December 31, 2015, management had the intent and ability to hold all securities in a loss position for the foreseeable future, and the decline in fair value was largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 105 securities in an unrealized loss position as of December 31, 2015.

During the years ended December 31, 2015 and 2014, gross realized gains on sales of securities were $75 and $158, respectively, and gross realized losses were $463 and $15, respectively.

Securities pledged at December 31, 2015 and 2014 had a market value of $39,815 and $32,783, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2015 and 2014 were comprised as follows:

	December 31, 2015	December 31, 2014
Commercial, Industrial and Agricultural	$143,770	$80,817
Real estate
1-4 Family Residential	110,736	41,297
1-4 Family HELOC	49,665	33,108
Multifamily and Commercial	202,736	112,805
Construction, Land Development and Farmland	89,763	37,127
Consumer	15,271	11,771
Other	5,556	300

	617,497	317,225
Less
Deferred loan fees	927	375
Allowance for possible loan losses	7,823	7,353

Loans, net	$608,747	$309,497

At December 31, 2015, loans are recorded net of purchase discounts of $3,533.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2015:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	346	388	7	15
Provision	(332)	133	145	557

Ending balance	$2,198	$2,591	$894	$1,214

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	(6)	(35)	—	—	(41)
Recoveries	25	—	—	—	781
Provision	(174)	46	33	(678)	(270)

Ending balance	$699	$192	$35	$—	$7,823

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2014:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,138	$1,581	$553	$1,071
Charge-offs	(9)	—	—	—
Recoveries	178	49	111	100
Provision	(123)	440	78	(529)

Ending balance	$2,184	$2,070	$742	$642

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$865	$257	$13	$2,052	$8,530
Charge-offs	—	(120)	(11)	—	(140)
Recoveries	25	—	—	—	463
Provision	(36)	44	—	(1,374)	(1,500)

Ending balance	$854	$181	$2	$678	$7,353

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 was as follows:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$479	$11	$22	$—
Acquired with credit impairment	6	—	—	241
Collectively evaluated for impairment	1,713	2,580	872	973

Total	$2,198	$2,591	$894	$1,214

Loans
Individually evaluated for impairment	$2,438	$2,196	$224	$2,646
Acquired with credit impairment	888	3,968	1,496	735
Collectively evaluated for impairment	140,444	196,572	88,043	107,355

Total	$143,770	$202,736	$89,763	$110,736

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$190	$—	$—	$702
Acquired with credit impairment	—	—	—	247
Collectively evaluated for impairment	509	192	35	6,874

Total	$699	$192	$35	$7,823

Loans
Individually evaluated for impairment	$2,236	$—	$—	$9,740
Acquired with credit impairment	19	—	—	7,106
Collectively evaluated for impairment	47,410	15,271	5,556	600,651

Total	$49,665	$15,271	$5,556	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 was as follows:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$743	$37	$—	$93
Collectively evaluated for impairment	1,441	2,033	742	549

Total	$2,184	$2,070	$742	$642

Loans
Individually evaluated for impairment	$2,258	$1,234	$—	$5,411
Collectively evaluated for impairment	78,559	111,571	37,127	35,886

Total	$80,817	$112,805	$37,127	$41,297

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$392	$—	$—	$—	$1,265
Collectively evaluated for impairment	462	181	2	678	6,088

Total	$854	$181	$2	$678	$7,353

Loans
Individually evaluated for impairment	$2,114	$—	$—	$—	$11,017
Collectively evaluated for impairment	30,994	11,771	300	—	306,208

Total	$33,108	$11,771	$300	$—	$317,225

Risk characteristics relevant to each portfolio segment are as follows:

Commercial, industrial and agricultural: The commercial, industrial and agricultural loan portfolio segment includes commercial, industrial and agricultural loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial, industrial and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial, industrial and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Multi-family and commercial real estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial, industrial and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

At December 31, 2015, approximately 29% of the outstanding principal balance of the Company’s commercial real estate loan portfolio was secured by owner-occupied properties.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15-to-30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans which are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

1-4 family HELOC: This loan segment includes open-end home equity loans which are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV, minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Non-accrual loans by class of loan were as follows at December 31:

	2015	2014
Commercial, Industrial and Agricultural	$947	$211
Multi Family and Commercial Real Estate	713	821
Construction, Land Development and Farmland	158	—
1-4 Family Residential Real Estate	2,109	243
1-4 Family HELOC	1,077	1,350

Total	$5,004	$2,625

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi Family and Commercial Real Estate	6,958	5,452	713	6,165	11
Construction, Land Development and Farmland	1,831	1,496	224	1,720	22
1-4 Family Residential Real Estate	3,763	3,009	372	3,381	241
1-4 Family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

Individually impaired loans by class of loans were as follows at December 31, 2014:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$2,324	$743	$1,515	$2,258	$743
Multi Family and Commercial Real Estate	1,404	739	495	1,234	37
1-4 Family Residential Real Estate	5,456	243	5,168	5,411	93
1-4 Family HELOC	2,227	764	1,350	2,114	392

Total	$11,411	$2,489	$8,528	$11,017	$1,265

Interest income recognized on impaired loans totaled $853 and $656 for the years ended December 31, 2015 and 2014, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Commercial, Industrial and Agricultural	$3,177	$1,773
Multi Family and Commercial Real Estate	3,941	1,246
Construction and Land Development	1,049	161
1-4 Family Residential Real Estate	3,789	5,428
1-4 Family HELOC	2,168	1,989
Consumer	—	35

Total	$14,124	$10,632

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company utilizes a risk grading system to monitor the credit quality of the Company’s commercial loan portfolio which consists of commercial, industrial and agricultural, commercial real estate and construction loans. Loans are graded on a scale of 1 to 9. Grades 1 - 5 are pass credits, grade 6 is special mention, grade 7 is substandard, grade 8 is doubtful and grade 9 is loss. A description of the risk grades are as follows:

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

Grade 2 - High Quality (Pass)

This grade includes loans to borrowers with a strong financial condition reflecting dependable net profits and cash flows. The borrower has verifiable liquid net worth providing above average asset protection. An identifiable market exits for the collateral. Risk of loss is unlikely.

Grade 3 - Above Average (Pass)

This grade includes loans to borrowers with a balance sheet that reflects a comfortable degree of leverage and liquidity. Borrowers are profitable and have a sustained record of servicing debt. An identifiable market exits for the collateral, but liquidation could take up to one year. Risk of loss is unlikely.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

Grade 7 - Substandard

A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified should have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by Company management. Substandard assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigation.

Grade 8 - Doubtful

An extension of credit classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans. Generally, the doubtful classification should not extend for a long period of time because in most cases the pending factors or events that warranted the doubtful classification should be resolved either positively or negatively in a reasonable period of time.

Grade 9 - Loss

Extensions of credit classified “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Amounts classified loss should be promptly charged off. The Company will not attempt long term recoveries while the credit remains on the Company’s books. Losses should be taken in the period in which they surface as uncollectible. With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Consumer purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

Credit quality indicators by class of loan were as follows at December 31, 2015:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$141,119	$198,143	$89,521
Special Mention	1,415	2,397	—
Substandard	1,236	2,196	242

Total	$143,770	$202,736	$89,763

	Commercial and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$20,827	$107,331	$47,504	$604,445
Special Mention	—	—	—	3,812
Substandard	—	3,405	2,161	9,240

Total	$20,827	$110,736	$49,665	$617,497

Credit quality indicators by class of loan were as follows at December 31, 2014:

	Commercial, Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$79,280	$111,571	$37,127
Substandard	1,537	1,234	—

Total	$80,817	$112,805	$37,127

	Commercial and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$12,071	$39,849	$30,994	$310,892
Substandard	—	1,448	2,114	6,333

Total	$12,071	$41,297	$33,108	$317,225

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2015:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$1	$148	$—	$149
Multifamily and commercial real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
1-4 family residential real estate	579	—	—	579
1-4 family HELOC	—	—	—	—
Consumer	11	—	—	11
Other	—	—	—	—

Total	$591	$148	$—	$739

	Current	Accruing Total Past Due	Non- Accrual Current Loans	Non- Accrual Past Due Loan	Total Loans
Commercial, Industrial and Agricultural	$142,674	$149	$504	$443	$143,770
Multifamily and commercial real estate	202,023	—	—	713	202,736
Construction, land development and farmland	89,605	—	—	158	89,763
1-4 family residential real estate	108,048	579	415	1,694	110,736
1-4 family HELOC	48,588	—	879	198	49,665
Consumer	15,260	11	—	—	15,271
Other	5,556	—	—	—	5,556

Total	$611,754	$739	$1,798	$3,206	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2014:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$—	$—	$—	$—
Multifamily and commercial real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
1-4 family residential real estate	181	—	—	181
1-4 family HELOC	337	—	—	337
Consumer	—	—	—	—
Other	—	—	—	—

Total	$518	$—	$—	$518

	Current	Accruing Total Past Due	Non- Accrual Current Loans	Non- Accrual Past Due Loan	Total Loans
Commercial, Industrial and Agricultural	$80,606	$—	$211	$—	$80,817
Multifamily and commercial real estate	111,984	—	—	821	112,805
Construction, land development and farmland	37,127	—	—	—	37,127
1-4 family residential real estate	40,873	181	243	—	41,297
1-4 family HELOC	31,421	337	1,162	188	33,108
Consumer	11,771	—	—	—	11,771
Other	300	—	—	—	300

Total	$314,082	$518	$1,616	$1,009	$317,225

There were no loans past due 90 days or more and still accruing interest at December 31, 2015 or 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled debt restructurings occurring during the year ended December 31, 2015 by class of loan were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
1-4 family residential real estate	1	$196	$196

Troubled debt restructurings occurring during the year ended December 31, 2014 by class of loan were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Commercial, Industrial and Agricultural	2	$948	$1,044

There were no charge offs resulting from modifications during the years ended December 31, 2015 or 2014. The modifications consisted of changes in the amortization terms of the loans and payment modifications. The modifications had no effect on the allowance for loan losses and interest income was not significantly affected.

There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2015 or 2014.

At December 31, 2015, the Company’s other real estate includes residential real estate properties with a market value of $622.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As part of an acquisition completed during 2015, the Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans was as follows at December 31, 2015:

Commercial, Industrial and Agricultural	$1,558
Multi Family and Commercial Real Estate	4,565
Construction, Land Development and Farmland	1,598
1-4 Family Residential Real Estate	1,016
1-4 Family HELOC	40

Total purchased credit impaired loans	8,777
Less remaining purchase discount	1,671

7,106
Allowance for loan losses	247

Carrying amount, net of allowance	$6,859

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality was as follows for the year ended December 31, 2015:

Balance at January 1, 2015	$—
New loans acquired	478
Accretion income	(97)
Reclassification to nonaccretable	(148)

Balance at December 31, 2015	$233

The Company increased the allowance for loan losses on purchased credit impaired loans by $247 during the year ended December 31, 2015.

Purchased credit-impaired loans acquired during the year ended December 31, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable of loans purchased during the year	$10,201
Cash flows expected to be collected at acquisition	$8,564
Fair value at acquisition	$7,346

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties is as follows:

	2015	2014
Balance - January 1	$9,995	$9,443
New loans during the year	5,413	3,170
Repayments during the year	(4,924)	(2,618)

Balance - December 31	$10,484	$9,995

As of December 31, 2015, and 2014, none of these loans were restructured, nor were any related party loans charged off in 2015 or 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2015 and 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
U.S. Treasury and other U.S. government agencies	$4,836	$—	$4,836	$—
State and municipal	87,595	—	87,595	—
Corporate bonds	1,979	—	1,979	—
Mortgage backed securities	36,165	—	36,165	—
Time deposits	3,250	3,250	—	—
Interest rate swap	77	—	77	—
Liabilities
Interest rate swap	$572	$—	$572	$—

December 31, 2014
Assets
U.S. Treasury and other U.S. government agencies	$4,628	$—	$4,628	$—
State and municipal	36,209	—	36,209	—
Corporate bonds	1,007	—	1,007	—
Mortgage backed securities	9,942	—	9,942	—
Time deposits	2,500	2,500	—	—
Liabilities
Interest rate swap	$250	$—	$250	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2015 and 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Impaired loans	$2,486	$—	$—	$2,486
Other real estate owned	1,149	—	—	1,149

December 31, 2014
Assets
Impaired loans	$7,263	$—	$—	$7,263
Other real estate owned	1,204	—	—	1,204

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2015 and 2014:

	Valuation Techniques (1)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2015 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,289	$20,289	$20,289	$—	$—
Federal funds sold	281	281	281	—	—
Loans, net	608,747	611,628	—	—	611,628
Mortgage loans held for sale	55,093	55,093	—	—	55,093
Accrued interest receivable	3,096	3,096	—	3,096	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	640,008	639,746	—	—	639,746
Accrued interest payable	55	55	—	55	—
Federal Home Loan Bank advances	135,759	136,138	—	136,138	—

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2014 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$10,747	$10,747	$10,747	$—	$—
Federal funds sold	400	400	400	—	—
Securities held to maturity	22,959	22,655	—	22,655	—
Loans, net	309,497	319,332	—	—	319,332
Mortgage loans held for sale	26,640	26,640	—	—	26,640
Accrued interest receivable	1,386	1,386	—	1,386	—
Restricted equity securities	3,263	3,263	—	3,263	—
Financial liabilities
Deposits	334,365	323,404	—	—	323,404
Accrued interest payable	79	79	—	79	—
Federal Home Loan Bank advances	63,500	63,776	—	63,776	—
Federal funds purchased	6,651	6,651	—	6,651	—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, restricted equity securities, demand deposits, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

NOTE 5 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31 is as follows:

	2015	2014
Land	$1,211	$—
Buildings	4,717	—
Construction in progress	406	71
Leasehold improvements	3,739	3,699
Furniture, fixtures and equipment	6,699	3,769

	16,772	7,539
Less: accumulated depreciation	(7,576)	(4,186)

	$9,196	$3,353

Depreciation expense was $890 and $567 for 2015 and 2014, respectively.

NOTE 6 - RESTRICTED EQUITY SECURITIES

The Company owned the following restricted equity securities as of December 31:

	2015	2014
Federal Reserve Bank	$2,717	$1,286
Federal Home Loan Bank	3,527	1,977

	$6,244	$3,263

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLE

The following presents the balances as of December 31, 2015 and 2014 of intangible assets acquired in business acquisitions:

	2015	2014
Goodwill	$11,404	$773

Amortized intangible assets
Core deposit intangibles	$2,946	$1,045
Less accumulated amortization	(1,008)	(708)

	$1,938	$337

Amortization expense was $300 and $131 for the years ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense as of December 31, 2015 is as follows:

2016	$357
2017	301
2018	226
2019	226
2020	226
Thereafter	602

Total	$1,938

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2015 are as follows:

Maturity
2016	$187,241
2017	32,179
2018	14,352
2019	5,287
2020	12,927

$251,986

The aggregate amount of overdrafts reclassified to loans receivable was $202 and $140 at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, deposits in excess of $250 totaled $167,720 and $52,220, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $9,920 and $5,498, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, advances from the Federal Home Loan Bank were as follows:

	2015	2014
Maturities January 2016 through March 2024, fixed rates ranging from .35% to 3.28%	$135,759	$63,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The weighted average rate at December 31, 2015 and 2014 was .66% and .52%, respectively. The advances were collateralized by $288,397 and $63,827 of real estate loans at December 31, 2015 and 2014, respectively. The Company’s additional borrowing capacity was $23,214 and $6,502 at December 31, 2015 and 2014, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

Required future principal payments on Federal Home Loan Bank borrowings are as follows:

2016	$122,047
2017	1,751
2018	6,765
2019	780
2020	794
Thereafter	3,622

Total	$135,759

NOTE 10 - BENEFIT PLANS

The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 3% contributed by the employee and 50% of the next 2% of the compensation contributed. Expense was $416 for 2015 and $173 for 2014.

NOTE 11 - INCOME TAXES

The income tax expense consists of the following for the years ended December 31:

	2015	2014
Income tax expense
Current	$2,474	$986
Deferred	(203)	830

Total provision for income tax expense	$2,271	$1,816

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

A reconciliation of the income tax expense for the years ended December 31, 2015 and 2014 from the “expected” tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:

	2015	2014
Computed “expected” tax expense	$2,806	$1,951
Increase (decrease) in tax expense resulting from:
State tax expense, net of federal tax effect	348	234
Tax exempt interest	(569)	(260)
Disallowed interest expense	53	13
Incentive stock options	23	11
Cash surrender value of life insurance contracts	(184)	(123)
Meals and entertainment	22	15
Officers life insurance expense	2	—
Expiration of capital loss carryover	—	43
Nondeductible merger expenses	143	—
Federal and state tax credits	(123)	—
Benefit of subsidiary net loss	(159)	—
Subsidiary disregarded for federal taxes	(88)	—
Other	(3)	(68)

Total income tax expense	$2,271	$1,816

The Company files a separate Federal tax return for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Company and non-controlling members for Federal purposes. During 2015, the Company began consolidating the results of the mortgage banking operations in its income tax filings with the State of Tennessee. A cumulative income tax benefit of $159 relating to 2014 and prior tax losses of the mortgage banking operations has been included in the consolidated income tax expense of the Company for the year ended December 31, 2015. The benefit of these losses is attributable to the non-controlling interest of the subsidiary.

During the years ended December 31, 2015 and 2014, a deferred tax liability of $132 and $863 arose from unrealized gains and losses on available for sale securities, and income tax expense (benefit) of $(149) and $55 was recognized related to gains and losses reclassified from other comprehensive income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

Significant components of deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Organizational and start-up costs	$231	$145
Core deposit intangible	(513)	126
Goodwill	(94)	(79)
Acquisition fair value adjustments	1,206	—
Allowance for loan losses	1,286	1,057
Loan fees	355	144
Other real estate	70	43
Premises and equipment	(645)	(39)
Unrealized gains on available-for-sale securities	23	155
Non-accrual loans	228	138
Other	236	73

Total	$2,383	$1,763

State	$326	$308
Federal	2,057	1,455

Net deferred tax asset	$2,383	$1,763

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2015, it was more likely than not that all deferred tax assets would be realized.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION

In 2006, the Board of Directors and shareholders of Commerce Union Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers. As part of reorganization, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan that permits the grant of awards of up to 1,250,000 shares of the Company common stock in the form of stock options. As part of the merger between Commerce Union Bank and Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of the Company.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation.

During 2015, the Company granted 55,000 stock options with an exercise price of $13.65. These options were granted as qualified stock options by the Company’s Board of Directors with a five-year vesting period.

The fair value of options granted during 2015 was determined using the following weighted-average assumptions as of the grant date, resulting in an estimated fair value per option of $2.38.

Risk-free interest rate	1.65%
Expected term	10 years
Expected stock price volatility	21.00%
Dividend yield	1.50%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

A summary of the activity in the stock option plans for 2015 is as follows. The beginning balance reflects the outstanding options of the Bank:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	383,565	$10.39
Granted	55,000	13.65
Exercised	(186,884)	9.74
Forfeited or expired	(3,568)	9.65
Share conversion	8,155	10.18
Retained by acquiree shareholders in merger	452,653	10.43

Outstanding at December 31, 2015	708,921	$10.73	2.18	$2,161,000

Exercisable at December 31, 2015	624,761	$10.43	1.30	$2,100,000

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2015	6,725	$2.77
Granted	55,000	2.38
Vested	(14,236)	2.47
Forfeited	(189)	2.41
Retained by acquiree shareholders in merger	36,860	2.32

Non-vested options at December 31, 2015	84,160	2.37

As of December 31, 2015, there was $158 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.19 years.

During the year ended December 31, 2015, the Company granted 30,500 restricted share awards under the 2015 Equity Incentive Plan. The shares issued had a market value of $13.65 and vest over a three-year period. As of December 31, 2015, there was $359 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized ratably over a remaining period of 2.56 years.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2015 and 2014 the Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

Actual and required capital amounts and ratios are presented below as of December 31, 2015 and 2014.

	Actual Regulatory Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Company
Tier I leverage	$84,608	9.92%	$34,116	4.0%	N/A	N/A
Common equity tier 1	84,608	12.02	31,675	4.5	N/A	N/A
Tier I risk-based capital	84,608	12.02	42,234	6.0	N/A	N/A
Total risk-based capital	92,431	13.13	56,317	8.0	N/A	N/A
Bank
Tier I leverage	$84,196	9.88%	$34,087	4.0%	$42,609	5.0%
Common equity tier 1	84,196	11.97	31,653	4.5	45,720	6.5
Tier I risk-based capital	84,196	11.97	42,204	6.0	56,271	8.0
Total risk-based capital	92,019	13.08	56,281	8.0	70,351	10.0
December 31, 2014
Company and Bank
Tier I leverage	$42,542	9.71%	$17,525	4.0%	$21,906	5.0%
Tier I risk-based capital	42,542	12.19	13,960	4.0	20,939	6.0
Total risk-based capital	46,942	13.45	27,921	8.0	34,901	10.0

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

In July 2013, the Bank’s regulators adopted revised regulatory capital requirements known as “Basel III”, which became effective January 1, 2015. Required capital ratios applicable to the Bank under these guidelines are presented in the preceding table. The new requirements also establish a “capital conservation buffer” of 2.5% that will be phased in over four years. If capital levels fall below the minimum requirement plus the capital conservation buffer, the Bank will be subject to restrictions related dividend payments, share repurchases, and certain employee bonuses.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $39,300 and $32,800 at December 31, 2015 and 2014, respectively. At December 31, 2014, the Company had an outstanding balance of $6,651 under these federal funds lines. The Company had no outstanding balance under these lines as of December 31, 2015. The Company also has an unsecured line of credit at IDC Deposits with availability of $20,000. The Company did not have an outstanding balance under this line of credit at December 31, 2015 or 2014.

At December 31, 2015, the Company has $25,000 in standby letters of credit with the Federal Home Loan Bank, with $19,000 pledged to secure municipal deposits.

At December 31, 2015, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers lump sum payments as defined in the agreements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 15 - LEASES

The Company’s principal offices are located at 1736 Carothers Parkway in Brentwood, Tennessee in Williamson County. The Company leases these offices from a related third party but owns the leasehold improvements.

The Company leases additional offices for its operation center and branch at 101 Creekstone Boulevard in Franklin, Tennessee from a related third party but owns the leasehold improvements.

A summary of the Company’s leased facilities (other than month-to-month agreements) follows:

Property Description	Base Lease Expiration Date	Base Lease Term With Renewal Periods	Escalation Clause
1736 Carothers Parkway, Brentwood	February 28, 2025	25 years	3% annually, beginning March 1, 2020
6005 Nolensville Road, Nashville	September 30, 2018	20 years	none
5109 Peter Taylor Park Drive, Brentwood	July 31, 2016	17 years	3% annually
4108 Hillsboro Pike, Nashville	November 30, 2021	27 years	10% after 5th year of initial term
101 Creekstone Boulevard, Franklin	March 31, 2020	20 years	Consumer Price Index with a cap of 2% annually
711 East Main Street, Suite 105, Hendersonville	October 31, 2017	5 years	2.5% annually
745 South Church Street, Murfreesboro	April 15, 2015	3 years	$100 annually
922 Harpeth Valley Place, Nashville	January 31, 2017	Annual	none

On January 7, 2016, the lease agreement for the Franklin office was extended to April 1, 2026, and the escalation clause was changed to 1% annually, beginning April 1, 2016.

The Company has classified all leases as operating lease agreements for office space, copiers, and an automobile. Future minimum rental payments required under the terms of the non-cancellable leases are as follows:

Year Ending December 31,
2016	$1,582
2017	1,454
2018	1,404
2019	1,337
2020	926
Thereafter	2,433

Total	$9,136

Total rent expense under the leases amounted to $2,094 and $1,876, respectively, during the years ended December 31, 2015 and 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 16 - RELATED PARTY TRANSACTIONS

The main office, operations center, and Franklin branch are leased from Corporations in which owners in the Corporations serve as members of the Company’s Board of Directors. The amounts paid under these leases totaled $996 and $972 during the years ended December 31, 2015 and 2014, respectively.

Rent commitments to these related parties, before considering renewal options that generally are present, were as follows for the year ending December 31:

2016	$1,007
2017	1,018
2018	1,028
2019	1,039
2020	628
Thereafter	2,185

Total	$6,905

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection lines, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2015 and 2014 were as follows:

	2015	2014
Unused lines of credit
Fixed	$26,957	$9,652
Variable	93,923	38,701
Standby letters of credit	8,776	6,784

Total	$129,656	$55,137

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 18 - DERIVATIVES

During the second quarter of 2014, the Company began executing an approximate $10,300 specific investment and related swap strategy. The strategy called for the purchase of approximately $10,500 of investment grade municipal securities with the simultaneous execution of third-party swap arrangements effectively converting the fixed municipal yields to floating rates. These fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates. The Company utilized the same strategy in the first and third quarters of 2015 adding an additional $6,300 and $4,900 of similar investments and related swaps, respectively.

These derivative instruments were designated and qualify as a fair value hedge. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At December 31, 2015, the Company’s fair value hedges are effective and are not expected to have a significant impact on our net income over the next 12 months.

The notional amounts of the swap agreements totaled $21,500 at December 31, 2015 with fair values totaling $77 recorded in other assets and $572 recorded in other liabilities. The notional amounts of the swap agreements totaled $10,300 at December 31, 2014 with fair values totaling $250 recorded in other liabilities.

NOTE 19 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Year Ended December 31,
	2015	2014
Basic EPS Computation
Net income attributable to common shareholders	$5,575	$3,896
Weighted average common shares outstanding	6,329,316	3,993,206

Basic earnings per common share	$0.88	$0.98

Diluted EPS Computation
Net income attributable to common shareholders	$5,575	$3,896
Weighted average common shares outstanding	6,329,316	3,993,206
Dilutive effect of stock options	149,636	60,598

Adjusted weighted average common shares outstanding	6,478,952	4,053,804

Diluted earnings per common share	$0.86	$0.96

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 20 - SEGMENT REPORTING

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

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2015
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$25,931	$1,239	$27,170
Provision for loan losses	(270)	—	(270)
Noninterest income	1,383	10,999	12,382
Noninterest expense	19,590	11,979	31,569
Income tax expense (benefit)	2,419	(148)	2,271

Consolidated net income	5,575	407	5,982
Noncontrolling interest in net (income) loss of subsidiary	—	(407)	(407)

Net income attributable to common shareholders	$5,575	$—	$5,575

	Year Ended December 31, 2014
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$14,996	$590	$15,586
Provision for loan losses	(1,500)	—	(1,500)
Noninterest income	1,161	3,447	4,608
Noninterest expense	11,945	5,221	17,166
Income tax expense	1,816	—	1,816

Consolidated net income	3,896	(1,184)	2,712
Noncontrolling interest in net (income) loss of subsidiary	—	1,184	1,184

Net income attributable to common shareholders	$3,896	$—	$3,896

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 21 - MORTGAGE OPERATIONS

During 2011, the Company and VHC Fund 1, LLC organized Reliant Mortgage Ventures, LLC (the “Venture”) for the purpose of improving the Company’s mortgage operations. The Company holds 51% of the governance rights of the Venture and 30% of the Venture’s financial rights to profits. VHC Fund 1, LLC holds 49% of the governance rights of the Venture and 70% of the related financial rights. VHC Fund 1, LLC is controlled by an immediate family member of a member of the Company’s board of directors. Under the membership agreement, the non-controlling member receives 70% of the profits of the Venture, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The non-controlling member is responsible for 100% of the Venture’s losses.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to the Venture but no overhead or indirect costs are currently allocated.

Under ASC 810, if the Company is deemed to be the primary beneficiary it is required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE which the Company has a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2015 and 2014 has been prepared in accordance with ASC 810.

Based on the contractual terms of the membership agreement and the design of the Venture, management’s judgment is that the Venture is a VIE and is to be included in the consolidated financial statements of the Bank because the Bank is deemed to be the primary beneficiary. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2015 and 2014) are included in non-controlling interest in net (income) loss of subsidiary on the accompanying consolidated statements of operations. There are no recourse provisions available to creditors or beneficial interest holders of the Venture to the general credit of the Company.

As of December 31, 2015, the cumulative losses to date of the Venture totaled $2,358. The Venture will have to generate net income of this amount before the Company will participate in future earnings.

At December 31, 2015, the assets and liabilities of the Venture is a payable to the minority interest of $122, which is included in other liabilities in the consolidated balance sheet. At December 31, 2014, the asset of the Venture was a receivable from the minority interest of $590 included in other assets in the consolidated balance sheet. See Note 20 for the operating results of the Venture, which is described as Residential Mortgage Banking.

There are no restrictions on any of the assets of the Venture. During 2015 and 2014, there were no changes in the risks associated with the Company’s involvement with the Venture.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 22 - BUSINESS COMBINATION

On March 10, 2015, the shareholders of Commerce Union Bancshares, Inc. (“Commerce Union”) approved a merger between Commerce Union Bank and Reliant Bank (“Reliant”) which became effective on April 1, 2015 (“the Merger”). At the effective time of the Merger, each outstanding share and option to purchase a share of Reliant common stock converted into the right to receive 1.0213 shares of Commerce Union common stock. After the Merger was completed, Commerce Union’s shareholders owned approximately 44.5% of the common stock of the Company and Reliant Bank’s shareholders owned approximately 55.5% of the common stock of the Company on a fully diluted basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations. As such, for accounting purposes, Reliant was considered to have acquired Commerce Union in this transaction. As a result, the historical financial statements of the Company will be the historical financial statements of Reliant. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill. Goodwill arising from the acquisition consists primarily of synergies of the combined operations. The goodwill resulting from this business combination is not deductible for tax purposes.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 22 - BUSINESS COMBINATION (CONTINUED)

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

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price
Shares of CUB common stock outstanding as of March 31, 2015	3,069,030
Estimated market price of CUB common stock on April 1, 2015	$14.95

Estimated fair value of CUB common stock	$45,882
Estimated fair value of CUB stock options	2,019

Total consideration	$47,901

Allocation of Purchase Price
Total consideration above	$47,901

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	$12,378
Investment securities available for sale	29,487
Loans	248,122
Premises and equipment	5,807
Deferred tax asset, net	549
Bank owned life insurance	4,181
Core deposit intangible	1,901
Prepaid and other assets	4,229
Deposits	(247,307)
Securities sold under repurchase agreements	(488)
Other borrowings	(20,856)
Payables and other liabilities	(733)

Total fair value of net assets acquired	37,270

Goodwill	$10,631

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 22 - BUSINESS COMBINATION (CONTINUED)

Pro forma data for the year ended December 31, 2015 and 2014 in the table below presents information as if the merger occurred at the beginning of each year.

	Year Ended December 31,
	2015	2014
Net interest income	$30,355	$27,962
Net income available to common shareholders	6,221	6,980
Earnings per share—basic	0.88	0.99
Earnings per share—diluted	0.85	0.97

Supplemental pro forma earnings in the above table for the years ended December 31, 2015 and 2014 include $849 and $1,462 of nonrecurring costs, respectively.

NOTE 23 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,473	$8,224	$8,483	$8,708
Net interest income	4,069	7,481	7,719	7,901
Consolidated net income	541	1,570	2,340	1,531
Noncontrolling interest in net (income) loss of subsidiary	71	32	(507)	(3)
Net income attributable to common shareholders	612	1,602	1,833	1,528
Basic earnings per share	0.16	0.23	0.26	0.21
Diluted earnings per share	0.15	0.22	0.25	0.21

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$3,974	$4,126	$4,622	$4,493
Net interest income	3,575	3,724	4,203	4,084
Consolidated net income	763	501	322	1,126
Noncontrolling interest in net (income) loss of subsidiary	311	489	527	(143)
Net income attributable to common shareholders	1,074	990	849	983
Basic earnings per share	0.26	0.25	0.21	0.25
Diluted earnings per share	0.26	0.24	0.21	0.24

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following tables present parent company condensed financial statements as of and for the year ended December 31, 2015. Prior to 2015, the parent company was under different ownership.

CONDENSED BALANCE SHEET

DECEMBER 31, 2015

ASSETS
Cash and cash equivalents	$113
Investment in subsidiary	96,338
Other assets	2,412

Total assets	$98,863

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	2,112
Shareholders’ equity	96,751

Total liabilities and shareholders’ equity	$98,863

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENT OF INCOME YEAR

ENDED DECEMBER 31, 2015

Dividends from subsidiary	$3,139
Other expense	1,413

Income before income tax and undistributed income from subsidiary	1,726
Income tax expense (benefit)	(446)
Equity in undistributed income from subsidiary	3,403

Net income	$5,575

CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2015

Cash flows from operating activities
Net income	$5,575
Adjustments:
Equity in undistributed income from subsidiary	(3,403)
Change in other assets	(2,337)
Change in other liabilities	336

Net cash from operating activities	171

Cash flows from investing activities
Investment in subsidiary	(1,895)
Cash from merger	17

Net cash from investing activities	(1,878)

Cash flows from financing activities
Proceeds from equity issuances, net	1,820

Net cash from financing activities	1,820

Net change in cash and cash equivalents	113
Beginning cash and cash equivalents	—

Ending cash and cash equivalents	$113

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 25, 2014, by and among Commerce Union Bancshares, Inc., Commerce Union Bank, and Reliant Bank	Incorporated by reference to Appendix A to Form 424(b)(3) filed January 30, 2015

2.2	First Amendment to the Agreement and Plan of Merger, dated as of December 31, 2014, by and among Commerce Union Bancshares, Inc., Commerce Union Bank, and Reliant Bank	Incorporated by reference to Appendix A to Form 424(b)(3) filed January 30, 2015

3.1	Amended and Restated Charter of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 3.1 to Form S-4 filed July 3, 2014

3.2	Amended and Restated Bylaws of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 3.2 to Form S-4 filed July 3, 2014

4.1	Specimen certificate representing the common stock, par value $1.00 per share, of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 4.1 to Form S-4 filed July 3, 2014

10.1**	Employment Agreement, dated as of April 1, 2015, by and between William Ronald DeBerry and Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2015

10.2**	Employment Agreement, dated as of April 1, 2015, by and between Devan D. Ard, Jr. and Commerce Union Bancshares, Inc. and Commerce Union Bank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2015

10.3**	Employment Agreement, dated as of April 1, 2015, by and between J. Daniel Dellinger and Commerce Union Bank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2015

10.4**	Employment Agreement, dated as of April 1, 2015, by and between Michael Scott McKeown and Commerce Union Bancshares, Inc. and Commerce Union Bank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2015

10.5**	Form of Resignation and Release of Claims	Incorporated by reference to Exhibit 10.5 to Form S-4 filed July 3, 2014

10.6	Lease Agreement, dated as of January 31, 2013, by and between MarCor Properties, a partnership, and Commerce Union Bank	Incorporated by reference to Exhibit 10.6 to Form S-4 filed July 3, 2014

10.7	Rental Agreement, dated as of March 28, 2013, by and between Springfield Executive Suites LLC and Commerce Union Bank	Incorporated by reference to Exhibit 10.7 to Form S-4 filed July 3, 2014

10.8**	Form of Organizer Stock Option Agreement	Incorporated by reference to Exhibit 10.8 to Form S-4 filed July 3, 2014

10.9**	Form of First Amendment to Organizer Stock Option Agreement	Incorporated by reference to Exhibit 10.9 to Form S-4 filed July 3, 2014

10.10**	Form of Second Amendment to Organizer Stock Option Agreement	Incorporated by reference to Exhibit 10.10 to Form S-4 filed July 3, 2014

10.11**	Form of Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.11 to Form S-4 filed July 3, 2014

10.12**	Form of First Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.12 to Form S-4 filed July 3, 2014

10.13**	Form of Second Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.13 to Form S-4 filed July 3, 2014

10.14**	Form of Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.14 to Form S-4 filed July 3, 2014

Exhibit No.	Description	Location

10.15**	Form of First Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.15 to Form S-4 filed July 3, 2014

10.16**	Form of Second Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.16 to Form S-4 filed July 3, 2014

10.17**	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014

10.18	Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 22, 2016

10.19	Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 22, 2016

10.20	First Amendment to the Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 22, 2016

10.21	First Amendment to the Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 22, 2016

10.22	Second Amendment to the Operations Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 22, 2016

10.23	Second Amendment to the Branch Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 22, 2016

10.24**	Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan	Filed herewith

10.25**	Employment Agreement, dated as of March 22, 2016, by and between Wallace E. Gammon, Jr. and Reliant Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 22, 2016

21.1	Subsidiaries of Commerce Union Bancshares, Inc. and Commerce Union Bank	Filed herewith

23.1	Consent of Maggart & Associates, P.C.	Filed herewith

23.2	Consent of Kraft CPAs PLLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

**	Indicates compensatory plan or arrangement