Form 10-Q
period 2016-03-31
Commerce Union Bancshares, Inc.
filed 2016-05-13
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(615) 221-2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 12, 2016 was 7,576,457.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Commerce Union Bancshares, Inc. (“we,” “our,” or “us” on a consolidated basis) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this quarterly report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected. You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Factors that might cause such differences include, but are not limited to:

•	The possibility that our asset quality would decline or that we experience greater loan losses than anticipated;

•	Increased levels of other real estate, primarily as a result of foreclosures;

•	The impact of liquidity needs on our results of operations and financial condition;

•	Competition from financial institutions and other financial service providers;

•	Economic conditions in the local markets where we operate;

•	The impact of the merger of Commerce Union Bank and legacy Reliant Bank effective on April 1, 2015;

•	Our ability to recognize planned cost-savings as a result of the merger and to successfully integrate the two institutions;

•	The negative impact on profitability imposed on us by a compressed net interest margin on loans and other extensions of credit, which affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;

•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance, and other aspects of the financial services industry;

•	Our ability to attract, develop, and retain qualified banking professionals;

•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;

•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;

•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu, or other pandemic illness;

•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;

•	Volatility and disruption in financial, credit, and securities markets;

•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by the Reliant Bank;

•	The effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, and other regulatory agencies; and

•	The effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the risk factors discussed in Item 1A of Part II of this Form 10-Q referencing Item 1A of Part I of our most recent Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this quarterly report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

ASSETS
	March 31, 2016	December 31, 2015
Cash and due from banks	$26,107	$20,289
Federal funds sold	434	281

Total cash and cash equivalents	26,541	20,570
Securities available for sale	139,899	133,825
Loans, net	614,643	608,747
Mortgage loans held for sale	24,682	55,093
Accrued interest receivable	3,035	3,096
Premises and equipment, net	9,213	9,196
Restricted equity securities, at cost	6,244	6,244
Other real estate, net	1,139	1,149
Cash surrender value of life insurance contracts	24,247	20,077
Deferred tax assets, net	2,274	2,383
Goodwill	11,404	11,404
Core deposit intangibles	1,849	1,938
Other assets	3,375	2,682

TOTAL ASSETS	$868,545	$876,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$116,362	$111,309
Interest-bearing demand	90,622	95,397
Savings and money market deposit accounts	199,988	181,316
Time	250,805	251,986

Total deposits	657,777	640,008
Accrued interest payable	139	55
Federal Home Loan Bank advances	104,798	135,759
Dividends payable	—	1,489
Other liabilities	3,809	2,342

TOTAL LIABILITIES	766,523	779,653

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,560,594 and 7,279,620 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	7,561	7,280
Additional paid-in capital	87,098	84,520
Retained earnings	7,224	4,987
Accumulated other comprehensive income (loss)	139	(36)

TOTAL STOCKHOLDERS’ EQUITY	102,022	96,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,545	$876,404

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	March 31, 2016	March 31, 2015
INTEREST INCOME
Interest and fees on loans	$8,138	$4,036
Interest on investment securities, taxable	236	203
Interest on investment securities, nontaxable	438	182
Federal funds sold and other	102	52

TOTAL INTEREST INCOME	8,914	4,473

INTEREST EXPENSE
Deposits
Demand	44	22
Savings and money market deposit accounts	166	65
Time	423	224
Federal Home Loan Bank advances and other	199	93

TOTAL INTEREST EXPENSE	832	404

NET INTEREST INCOME	8,082	4,069
PROVISION FOR LOAN LOSSES	165	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,917	4,069

NONINTEREST INCOME
Service charges on deposit accounts	285	147
Gains on mortgage loans sold, net	3,342	1,777
Loss on securities transactions, net (reclassified from other comprehensive income)	—	(396)
Other	219	106

TOTAL NONINTEREST INCOME	3,846	1,634

NONINTEREST EXPENSE
Salaries and employee benefits	5,394	2,839
Occupancy	829	700
Data processing	627	408
Advertising and public relations	265	209
Audit, legal and consulting	281	224
Federal deposit insurance	114	70
Provision for losses on other real estate	26	20
Other operating	1,101	508

TOTAL NONINTEREST EXPENSE	8,637	4,978

INCOME BEFORE PROVISION FOR INCOME TAXES	3,126	725
INCOME TAX EXPENSE	568	184

CONSOLIDATED NET INCOME	2,558	541

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(321)	71

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,237	$612

Basic net income attributable to common shareholders, per share	$0.30	$0.15

Diluted net income attributable to common shareholders, per share	$0.30	$0.15

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	March 31, 2016	March 31, 2015
Consolidated net income	$2,558	$541

Other comprehensive income (loss)

Net unrealized gains (losses) on available-for-sale securities, net of tax of $109 and $(196) for the three months ended March 31, 2016 and 2015, respectively.	175	(313)

Reclassification adjustment for losses included in net income, net of tax of $152 for the three months ended March 31, 2015.
	—	244

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	175	(69)

TOTAL COMPREHENSIVE INCOME	$2,733	$472

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE - JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$—	$43,516
Stock based compensation expense	—	—	5	—	—	—	5
Noncontrolling interest contributions	—	—	—	—	—	71	71
Net income (loss)	—	—	—	612	—	(71)	541
Other comprehensive loss	—	—	—	—	(69)	—	(69)

BALANCE - MARCH 31, 2015	3,910,191	$3,910	$38,960	$1,513	$(319)	$—	$44,064

BALANCE - JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$—	96,751
Stock based compensation expense	—	—	50	—	—	—	50
Exercise of stock options	280,974	281	2,528	—	—	—	2,809
Distribution to non-controlling interest	—	—	—	—	—	(321)	(321)
Net income	—	—	—	2,237	—	321	2,558
Other comprehensive income	—	—	—	—	175	—	175

BALANCE - MARCH 31, 2016	7,560,594	$7,561	$87,098	$7,224	$139	$—	$102,022

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Consolidated net income	$2,558	$541
Adjustments to reconcile consolidated net income to net cash used in operating activities
Provision for loan losses	165	—
Deferred income tax expense	—	186
Depreciation and amortization of premises and equipment	241	127
Net amortization of securities	349	144
Net realized losses on sales of securities	—	396
Gains on mortgage loans sold, net	(3,342)	(1,777)
Stock-based compensation expense	50	5
Provision for losses on other real estate	26	20
Increase in cash surrender value of life insurance contracts	(170)	(93)
Mortgage loans originated for resale	(72,489)	(40,871)
Proceeds from sale of mortgage loans	106,242	41,899
Amortization of core deposit intangible	89	32
Change in
Accrued interest receivable	61	(28)
Other assets	(1,014)	(75)
Accrued interest payable	84	(30)
Other liabilities	727	(677)

TOTAL ADJUSTMENTS	31,019	(742)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,577	(201)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(6,687)	(32,293)
Sales	—	459
Maturities, prepayments and calls	1,288	614
Activities in held to maturity securities
Sales	—	20,649
Purchases of restricted equity securities	—	(86)
Loan originations and payments, net	(6,061)	3,659
Purchase of buildings, leasehold improvements, and equipment	(258)	(33)
Improvement of other real estate	(16)	—
Purchase of life insurance contracts	(4,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(15,734)	(7,031)

FINANCING ACTIVITIES
Net change in deposits	17,769	42,197
Net change in federal funds purchased	—	(6,651)
Payments on Federal Home Loan Bank advances, net	(30,961)	(11,000)
Issuance of common stock	2,809	—
Cash dividends paid on common stock	(1,489)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,872)	24,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,971	17,314
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	20,570	11,147

CASH AND CASH EQUIVALENTS - END OF YEAR	$26,541	$28,461

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	March 31, 2016	March 31, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$748	$434
Taxes	94	380

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$1,024	$(80)
Unrealized loss on derivatives	(740)	(330)
Change in due to/from noncontrolling interest	(321)	71

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc. (or “Commerce Union”), its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive) and Reliant Investments, LLC, and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

The consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, included herein have not been audited. See Note 11 related to the business combination occurring during 2015 and the related financial presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$4,915	$18	$(36)	$4,897
State and municipal	90,508	1,612	(182)	91,938
Corporate bonds	2,683	60	(16)	2,727
Mortgage backed securities	37,083	153	(149)	37,087
Time deposits	3,250	—	—	3,250

Total	$138,439	$1,843	$(383)	$139,899

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,918	$1	$(83)	$4,836
State and municipal	86,604	1,262	(271)	87,595
Corporate bonds	2,000	5	(26)	1,979
Mortgage backed securities	36,617	63	(515)	36,165
Time deposits	3,250	—	—	3,250

Total	$133,389	$1,331	$(895)	$133,825

On January 16, 2015, the Company sold $20,806 of securities that were classified as held to maturity and recognized a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

Securities pledged at March 31, 2016 and December 31, 2015 had a carrying amount of $49,489 and $39,815, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at March 31, 2016 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due in one to five years	$17,351	$17,493
Due in five to ten years	12,719	12,912
Due after ten years	71,286	72,407
Mortgage backed securities	37,083	37,087

	$138,439	$139,899

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$2,476	$11	$975	$25	$3,451	$36
State and municipal	8,836	63	5,884	119	14,720	182
Corporate bonds	—	—	984	16	984	16
Mortgage backed securities	4,135	16	16,027	133	20,162	149

Total temporarily impaired	$15,447	$90	$23,870	$293	$39,317	$383

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015:

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 69 and 105 securities in an unrealized loss position as of March 31, 2016 and December 31, 2015, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2016 and December 31, 2015 were comprised as follows:

	March 31, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$140,893	$143,770
Real Estate
1-4 Family Residential	114,302	110,736
1-4 Family HELOC	48,952	49,665
Multifamily and Commercial	202,976	202,736
Construction, Land Development and Farmland	94,888	89,763
Consumer	15,268	15,271
Other	6,274	5,556

	623,553	617,497
Less
Deferred loan fees	820	927
Allowance for possible loan losses	8,090	7,823

Loans, net	$614,643	$608,747

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(8)	—	—	—
Recoveries	91	1	1	4
Provision	63	(210)	269	58

Ending balance	$2,344	$2,382	$1,164	$1,276

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	—	(4)	—	(12)
Recoveries	4	13	—	114
Provision	(9)	(6)	—	165

Ending balance	$694	$195	$35	$8,090

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	48	1	2	—
Provision	120	(100)	(73)	(115)

Ending balance	$2,352	$1,971	$671	$527

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	—	—	(4)	—	(4)
Recoveries	8	—	—	—	59
Provision	(132)	(29)	3	326	—

Ending balance	$730	$152	$1	$1,004	$7,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$687	$—	$22	$—
Acquired with credit impairment	6	—	—	221
Collectively evaluated for impairment	1,651	2,382	1,142	1,055

Total	$2,344	$2,382	$1,164	$1,276

Loans
Individually evaluated for impairment	$5,324	$2,158	$857	$2,862
Acquired with credit impairment	778	3,955	1,489	623
Collectively evaluated for impairment	134,791	196,863	92,542	110,817

Total	$140,893	$202,976	$94,888	$114,302

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$250	$—	$—	$959
Acquired with credit impairment	—	—	—	227
Collectively evaluated for impairment	444	195	35	6,904

Total	$694	$195	$35	$8,090

Loans
Individually evaluated for impairment	$2,018	$—	$—	$13,219
Acquired with credit impairment	18	—	—	6,863
Collectively evaluated for impairment	46,916	15,268	6,274	603,471

Total	$48,952	$15,268	$6,274	$623,553

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$479	$11	$22	$—
Acquired with credit impairment	6	—	—	241
Collectively evaluated for impairment	1,713	2,580	872	973

Total	$2,198	$2,591	$894	$1,214

Loans
Individually evaluated for impairment	$2,438	$2,196	$224	$2,646
Acquired with credit impairment	888	3,968	1,496	735
Collectively evaluated for impairment	140,444	196,572	88,043	107,355

Total	$143,770	$202,736	$89,763	$110,736

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$190	$—	$—	$702
Acquired with credit impairment	—	—	—	247
Collectively evaluated for impairment	509	192	35	6,874

Total	$699	$192	$35	$7,823

Loans
Individually evaluated for impairment	$2,236	$—	$—	$9,740
Acquired with credit impairment	19	—	—	7,106
Collectively evaluated for impairment	47,410	15,271	5,556	600,651

Total	$49,665	$15,271	$5,556	$617,497

Risk characteristics relevant to each portfolio segment are as follows:

Commercial, industrial and agricultural: The commercial, industrial and agricultural loan portfolio segment includes loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial, industrial and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial, industrial and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Multi-family and commercial real estate: Multi-family and commercial real estate and multi-family loans are subject to underwriting standards and processes similar to commercial, industrial and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Non-accrual loans by class of loan were as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$435	$947
Multi Family and Commercial Real Estate	697	713
Construction, Land Development and Farmland	—	158
1-4 Family Residential Real Estate	2,243	2,109
1-4 Family HELOC	967	1,077

Total	$4,342	$5,004

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at March 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$7,544	$4,703	$1,399	$6,102	$693
Multi Family and Commercial Real Estate	6,965	6,113	—	6,113	—
Construction, Land Development and Farmland	2,453	2,122	224	2,346	22
1-4 Family Residential Real Estate	3,990	3,226	259	3,485	221
1-4 Family HELOC	2,604	1,110	926	2,036	250

Total	$23,556	$17,274	$2,808	$20,082	$1,186

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi Family and Commercial Real Estate	6,958	5,452	713	6,165	11
Construction, Land Development and Farmland	1,831	1,496	224	1,720	22
1-4 Family Residential Real Estate	3,763	3,009	372	3,381	241
1-4 Family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The average balances of impaired loans for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Commercial, Industrial and Agricultural	$4,714	$2,235
Multi Family and Commercial Real Estate	6,139	1,232
Construction, Land Development and Farmland	2,033	—
1-4 Family Residential Real Estate	3,433	3,983
1-4 Family HELOC	2,146	2,055

Total	$18,465	$9,505

Interest income recognized on these loans was not material for the three months ended March 31, 2016 or 2015.

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

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at March 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$135,517	$199,092	$94,169
Special Mention	1,278	1,726	—
Substandard	4,098	2,158	719

Total	$140,893	$202,976	$94,888

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$21,542	$110,868	$46,934	$608,122
Special Mention	—	—	—	3,004
Substandard	—	3,434	2,018	12,427

Total	$21,542	$114,302	$48,952	$623,553

Credit quality indicators by class of loan were as follows at December 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$141,119	$198,143	$89,521
Special Mention	1,415	2,397	—
Substandard	1,236	2,196	242

Total	$143,770	$202,736	$89,763

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$20,827	$107,331	$47,504	$604,445
Special Mention	—	—	—	3,812
Substandard	—	3,405	2,161	9,240

Total	$20,827	$110,736	$49,665	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due and accrual status by class of loan was as follows at March 31, 2016:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$263	$—	$—	$263
Multi family and Commercial Real Estate	—	—	—	—
Construction, Land Development and Farmland	235	67	—	302
1-4 Family Residential Real Estate	435	—	—	435
1-4 Family HELOC	146	—	—	146
Consumer	1	—	—	1
Other	—	—	—	—

Total	$1,080	$67	$—	$1,147

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial, Industrial and Agricultural	$140,195	$263	$435	$—	$140,893
Multi family and Commercial Real Estate	202,279	—	697	—	202,976
Construction, Land Development and Farmland	94,586	302	—	—	94,888
1-4 Family Residential Real Estate	111,624	435	1,789	454	114,302
1-4 Family HELOC	47,839	146	967	—	48,952
Consumer	15,267	1	—	—	15,268
Other	6,274	—	—	—	6,274

Total	$618,064	$1,147	$3,888	$454	$623,553

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due and accrual status by class of loan was as follows at December 31, 2015:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$1	$148	$—	$149
Multi family and Commercial Real Estate	—	—	—	—
Construction, Land Development and Farmland	—	—	—	—
1-4 Family Residential Real Estate	579	—	—	579
1-4 Family HELOC	—	—	—	—
Consumer	11	—	—	11
Other	—	—	—	—

Total	$591	$148	$—	$739

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial, Industrial and Agricultural	$142,674	$149	$504	$443	$143,770
Multi family and Commercial Real Estate	202,023	—	—	713	202,736
Construction, Land Development and Farmland	89,605	—	—	158	89,763
1-4 Family Residential Real Estate	108,048	579	415	1,694	110,736
1-4 Family HELOC	48,588	—	879	198	49,665
Consumer	15,260	11	—	—	15,271
Other	5,556	—	—	—	5,556

Total	$611,754	$739	$1,798	$3,206	$617,497

There were no loans past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015.

During the three months ended March 31, 2016, one loan totaling $1,223 was modified in a troubled debt restructuring. The modification consisted of an extension of the scheduled due date of an annual principal and interest payment. The modifications had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the loans was as follows at March 31, 2016:

Commercial, Industrial and Agricultural	$1,418
Multi Family and Commercial Real Estate	4,532
Construction, Land Development and Farmland	1,586
1-4 Family Residential Real Estate	886
1-4 Family HELOC	39

Total outstanding balance	8,461
Less remaining purchase discount	1,598

6,863
Allowance for loan losses	227

Carrying amount, net of allowance	$6,636

During the three months ended March 31, 2016, the allowance for loan losses related to purchased credit impaired loans decreased by $20.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three months ended March 31, 2016:

Balance at January 1, 2016	$233
Accretion income	(73)
Reclassification from nonaccretable	46

Balance at March 31, 2016	$206

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

There were no changes in valuation methodologies used during the three months ended March 31, 2016.

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

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$4,897	$—	$4,897	$—
State and municipal	91,938	—	91,938	—
Corporate bonds	2,727	—	2,727	—
Mortgage backed securities	37,087	—	37,087	—
Time deposits	3,250	3,250	—	—

Liabilities
Interest rate swap	$1,235	$—	$1,235	$—

December 31, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,836	$—	$4,836	$—
State and municipal	87,595	—	87,595	—
Corporate bonds	1,979	—	1,979	—
Mortgage backed securities	36,165	—	36,165	—
Time deposits	3,250	3,250	—	—
Interest rate swap	77	—	77	—

Liabilities
Interest rate swap	$572	$—	$572	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2016 and December 31, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Assets
Impaired loans	$1,622	$—	$—	$1,622
Other real estate owned	1,139	—	—	1,139

December 31, 2015
Assets
Impaired loans	$2,486	$—	$—	$2,486
Other real estate owned	1,149	—	—	1,149

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2016 and December 31, 2015:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments at March 31, 2016 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$26,107	$26,107	$26,107	$—	$—
Federal funds sold	434	434	434	—	—
Loans, net	614,643	616,872	—	—	616,872
Mortgage loans held for sale	24,682	24,682	—	—	24,682
Accrued interest receivable	3,035	3,035	—	3,035	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	657,777	658,196	—	—	658,196
Accrued interest payable	139	139	—	139	—
Federal Home Loan Bank advances	104,798	105,315	—	105,315	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,289	$20,289	$20,289	$—	$—
Federal funds sold	281	281	281	—	—
Loans, net	608,747	611,628	—	—	611,628
Mortgage loans held for sale	55,093	55,093	—	—	55,093
Accrued interest receivable	3,096	3,096	—	3,096	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	640,008	639,746	—	—	639,746
Accrued interest payable	55	55	—	55	—
Federal Home Loan Bank advances	135,759	136,138	—	136,138	—

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 5 - STOCK-BASED COMPENSATION

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

A summary of the activity in the stock option plans for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	708,921	$10.73
Granted	10,000	14.70
Exercised	(280,974)	10.00
Forfeited or expired	(23,257)	9.79

Outstanding at March 31, 2016	414,690	11.37	3.50	$896

Exercisable at March 31, 2016	323,850	10.85	2.03	$856

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2016	84,160	$2.90
Granted	10,000	3.54
Vested	(3,320)	2.37
Forfeited	—	—

Non-vested options at March 31, 2016	90,840	2.99

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 5 - STOCK-BASED COMPENSATION (CONTINUED)

The fair value of options granted during the three months ended March 31, 2016 was determined using the following weighted-average assumptions as of the grant date, resulting in an estimated fair value per option of $3.54.

Risk-free interest rate	1.94%
Expected term	10 years
Expected stock price volatility	21.00%
Dividend yield	1.50%

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Basel III establishes a “capital conservation buffer” of 2.5% which began phasing in on January 1, 2016, at a rate of .625% per year. The buffer becomes fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

Actual and required capital amounts and ratios are resented below as of March 31, 2016 and December 31, 2015.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Company
Tier I leverage	$89,370	10.40%	$34,373	4.00%	N/A	N/A
Common equity tier 1	89,370	12.81%	35,755	5.125%	N/A	N/A
Tier I risk-based capital	89,370	12.81%	46,220	6.625%	N/A	N/A
Total risk-based capital	97,460	13.97%	60,171	8.625%	N/A	N/A
Bank
Tier I leverage	$88,820	10.34%	$34,360	4.00%	$42,950	5.00%
Common equity tier 1	88,820	12.75%	35,702	5.125%	45,281	6.50%
Tier I risk-based capital	88,820	12.75%	46,152	6.625%	55,730	8.00%
Total risk-based capital	96,910	13.91%	60,090	8.625%	69,669	10.00%
December 31, 2015
Company
Tier I leverage	$84,608	9.92%	$34,116	4.00%	N/A	N/A
Common equity tier 1	84,608	12.02%	31,675	4.50%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.00%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.00%	N/A	N/A
Bank
Tier I leverage	$84,196	9.88%	$34,087	4.00%	$42,609	5.00%
Common equity tier 1	84,196	11.97%	31,653	4.50%	45,720	6.50%
Tier I risk-based capital	84,196	11.97%	42,204	6.00%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.00%	70,351	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended March 31,
	2016	2015
Basic EPS Computation
Net income attributable to common shareholders	$2,237	$612
Weighted average common shares outstanding	7,450,400	3,993,206

Basic earnings per common share	$0.30	$0.15

Diluted EPS Computation
Net income attributable to common shareholders	$2,237	$612
Weighted average common shares outstanding	7,450,400	3,993,206
Dilutive effect of stock options	113,266	122,173

Adjusted weighted average common shares outstanding	7,563,666	4,115,379

Diluted earnings per common share	$0.30	$0.15

NOTE 8 - SEGMENT REPORTING

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2016
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$7,788	$294	$8,082
Provision for loan losses	165	—	165
Noninterest income	502	3,344	3,846
Noninterest expense	5,342	3,295	8,637
Income tax expense	546	22	568

Consolidated net income	2,237	321	2,558
Noncontrolling interest in net income of subsidiary	—	(321)	(321)

Net income attributable to common shareholders	$2,237	$—	$2,237

	Three Months Ended March 31, 2015
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$3,860	$209	$4,069
Provision for loan losses	—	—	—
Noninterest income	(143)	1,777	1,634
Noninterest expense	2,921	2,057	4,978
Income tax expense	184	—	184

Consolidated net income	612	(71)	541
Noncontrolling interest in net loss of subsidiary	—	71	71

Net income attributable to common shareholders	$612	$—	$612

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 9 - DERIVATIVES

During the three months ended March 31, 2015, the Company entered into swap agreements totaling $4.9 million to effectively convert fixed municipal security yields to floating rates. This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 million at March 31, 2016 and December 31, 2015. At March 31, 2016, the contracts had fair values totaling $1,235 recorded in other liabilities. At December 31, 2015, the contracts had fair values totaling $77 recorded in other assets and $572 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At March 31, 2016, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis” implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (1) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (2) amends the criteria for determining whether a limited partnership is a variable interest entity and (3) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for the Company on January 1, 2016 and did not have a significant impact on the consolidated financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for the Company on January 1, 2016 and did not have a significant impact on the consolidated financial statements.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments” requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the consolidated financial statements.

ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”(i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company beginning on January 1, 2018 and is not expected to have a significant impact on our financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-02, “Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective on January 1, 2017 with early adoption permitted. The Company has elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of $324 related to the exercise of stock options during the three months ended March 31, 2016.

NOTE 11 - BUSINESS COMBINATION

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations. As such, for accounting purposes, Reliant was considered to have acquired Commerce Union in this transaction. As a result, the historical financial statements of the Company prior to April 1, 2015 are the historical financial statements of Reliant. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union was allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill. Goodwill arising from the acquisition consists primarily of synergies of the combined operations. The goodwill resulting from this business combination is not deductible for tax purposes.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - BUSINESS COMBINATION (CONTINUED)

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of CUB common stock outstanding as of March 31, 2015	3,069,030
Estimated market price of CUB common stock on April 1, 2015	$14.95

Estimated fair value of CUB common stock	45,882
Estimated fair value of CUB stock options	2,019

Total consideration	$47,901

Allocation of Purchase Price

Total consideration above	$47,901

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	$12,378
Investment securities available for sale	29,487
Loans	248,122
Premises and equipment	5,807
Deferred tax asset, net	549
Bank owned life insurance	4,181
Core deposit intangible	1,901
Prepaid and other assets	4,229
Deposits	(247,307)
Securities sold under repurchase agreements	(488)
Other borrowings	(20,856)
Payables and other liabilities	(733)

Total fair value of net assets acquired	37,270

Goodwill	$10,631

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - BUSINESS COMBINATION (CONTINUED)

Actual data for the three months ended March 31, 2016 and comparative proforma data for the three months ended March 31, 2015 in the table below presents information as if the merger occurred on January 1, 2015.

	Three Months Ended March 31,
	2016	2015
Net interest income	$8,082	$7,254
Net income attributable to common shareholders	2,237	1,553

Earnings per share—basic	0.30	0.22
Earnings per share—diluted	0.30	0.21

Proforma information for the three months ended March 31, 2015 excludes $478 of nonrecurring merger related costs.

NOTE 12 - MORTGAGE OPERATIONS AND SUBSEQUENT EVENTS

During the three months ended March 31, 2016, the Company began transitioning most of its out-of-market branches to another bank and closed its Tampa, Florida, office. On April 5, 2016, the Bank entered into a formal agreement with BBMC Mortgage, LLC (“BBMC”), a wholly owned subsidiary of Bridgeview Bank Group. Under this agreement, the Bank ceased operations of its mortgage lending offices in Illinois, Ohio and Kentucky, and a support office in Brentwood, Tennessee. Employees of the Bank in these locations became employees of BBMC, and BBMC has assumed certain lease obligations of the Bank in connection with these locations. The employees transitioning from the Bank to BBMC do not have non-compete agreements with the Bank and have been released from any existing non-solicitation agreements, provided that no customers for whom the Bank has funded residential mortgage loans will be refinanced by BBMC for a minimum period of 180 days from funding. Furthermore, BBMC will not solicit any Bank employees other than the employees at these locations. The transition of these offices and related personnel was completed on April 30, 2016. The Company received no consideration in connection with the agreement.

In May 2016, the Company received a full payoff of a purchased credit-impaired loan relationship, which increased the Company’s net interest income and pre-tax earnings by approximately $620.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 10-K filed March 28, 2016. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2016 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank, the “Bank” along with its wholly-owned subsidiary, Commerce Union Mortgage Services, Inc. (inactive), the Bank’s wholly-owned subsidiary, Reliant Investments, LLC, and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the three months ended March 31, 2016 include the accounts of the Company after the reverse merger described below. The comparative 2015 period is comprised of the pre-merger accounts of Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. As described in the notes to our financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of March 31, 2016, the cumulative losses to date totaled $2,037. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

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

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union Bancshares, Inc. in this transaction. As a result, the historical financial statements for the three months ended March 31, 2015, of the Company will be the historical financial statements of Reliant Bank. The assets and liabilities of Commerce Union Bancshares, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Commerce Union Bancshares, Inc. were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union Bancshares, Inc. beginning on April 1, 2015. Merger expenses totaled $39 and $223 for the three months ended March 31, 2016 and 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the period indicated is discussed in more detail below.

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

Earnings

Net income attributable to common shareholders amounted to $2,237, or $0.30 per basic share for the three months ended March 31, 2016, respectively, compared to $612, or $0.15 per basic share for the same period in 2015. Diluted net income attributable to shareholders per share was $0.30 and $0.15 per diluted share for the three months ended March 31, 2016, and 2015, respectively. The largest components of the improvement from the prior-year are mainly attributable to the Merger and include a 98.6% increase in net interest income of $4,013, and an increase in non-interest income of $2,212, for the three months ended March 31, 2016 compared to 2015. The largest factors offsetting the improvement was an increase in provision for loan losses of $165, and an increase in non-interest expenses of $3,659, for the three months ended March 31, 2016 compared to 2015.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2016, and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$617,600	4.76%	$7,307	$319,060	4.56%	$3,585	$3,555	$167	$3,722
Loan fees	—	0.30	463	—	0.25	200	263	—	263

Loans with fees	617,600	5.06	7,770	319,060	4.81	3,785	3,818	167	3,985
Mortgage loans held for sale	39,514	3.75	368	22,011	4.62	251	404	(287)	117
Deposits with banks	21,143	0.36	19	15,094	0.21	8	4	7	11
Investment securities - taxable	49,255	1.93	236	38,090	2.16	203	153	(120)	33
Investment securities - tax-exempt	87,116	3.06	438	41,904	2.67	182	226	30	256
Fed funds sold and other	6,553	5.09	83	3,985	4.48	44	32	7	39

Total earning assets	821,181	4.48	8,914	440,144	4.21	4,473	4,637	(196)	4,441

Nonearning Assets	50,780			17,351

Total assets	$871,961			$457,495

Interest Bearing Liabilities
Interest bearing demand	$89,856	0.20	44	$50,935	0.18	22	19	3	22
Savings and money market	193,715	0.34	166	111,547	0.24	65	64	37	101
Time deposits - retail	140,508	0.70	245	41,019	0.94	95	313	(163)	150
Time deposits - wholesale	115,766	0.62	178	102,675	0.51	129	18	31	49

Total interest bearing deposits	539,845	0.47	633	306,176	0.41	311	414	(92)	322
Federal Home Loan Bank advances	117,224	0.68	199	57,053	0.66	93	103	3	106

Total interest-bearing liabilities	657,069	0.51	832	363,229	0.45	404	517	(89)	428

Net interest rate spread (%) / Net interest income ($)		3.97%	$8,082		3.76%	$4,069	$4,120	$(107)	$4,013

Non-interest bearing deposits	110,060	(0.08)		49,435	(0.05)
Other non-interest bearing liabilities	5,595			1,288
Stockholder’s equity	99,237			43,543

Total liabilities and stockholder’s equity	$871,961			$457,495

Cost of funds		0.43			0.40

Net Interest Margin		4.08%			3.84%

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

Analysis—For the three months ended March 31, 2016, we recorded net interest income of approximately $8.1 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.08%. For the three months ended March 31, 2015, we recorded net interest income of approximately $4.1 million, which resulted in a net interest margin of 3.84%. For the three months ended March 31, 2016 and 2015, our net interest spread was 3.97% and 3.76%, respectively.

Our year-over-year average loan volume increased by approximately 93.6% from the first three months of 2015 to the first three months of 2016. Our combined loan and loan fee yield increased from 4.81% to 5.06% for the three months ended March 31, 2015 to 2016, respectively.

The increase in our net interest margin was partially offset by our increase in cost of funds. Our cost of funds increased from 0.40% to 0.43% for the three months ended 2015 compared to the same period in 2016, respectively. The increase for the comparative three months was primarily attributable to the Merger effective April 1, 2015. A partial offset to this increase is we experienced a 122.6% increase in our average non-interest bearing deposits from the three months ended March 31, 2015 to 2016 mainly as a result of a strategic growth initiative and the Merger effective April 1, 2015.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2016. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $165 for the three months ended March 31, 2016, compared to no provision for loans losses being recorded for the three months ended March 31, 2015. Our provision for loan losses was impacted by the absolute level of loan growth, the credit quality of the loan portfolio and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three months ended March 31, 2016, and 2015 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Income
Service charges and fees	$285	$147	$138	93.9%
Securities gains (losses), net	—	(396)	396	-100.0%
Gains on mortgage loans sold, net	3,342	1,777	1,565	88.1%
Other noninterest income:
Bank-owned life insurance	170	93	77	82.8%
Trust and brokerage revenue	14	3	11	366.7%
Rental income	2	—	2	100.0%
Miscellaneous noninterest income	33	10	23	230.0%

Total other non-interest income	219	106	113	106.6%

Total Non-Interest Income	$3,846	$1,634	$2,212	135.4%

The most significant reason for the increases during the three months ended March 31, 2016 compared to the same period in 2015 relates to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. However, following is a description of certain components of non-interest income and other reasons for fluctuations.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2016, the Company did not sell any securities classified as available for sale. During the first quarter of 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $396. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations. Gains on mortgage loans sold, net, amounted to $3,342 for the three months ended March 31, 2016, compared to $1,777 for the same period in 2015. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $170 for the three months ended March 31, 2016, compared to $93 for the three months ended March 31, 2015. Primarily, the increase in earnings on these bank-owned life insurance policies resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. Also, during the quarter ended March 31, 2016, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our trust and brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Expense
Salaries and employee benefits	$5,394	$2,839	$2,555	90.0%
Occupancy	829	700	129	18.4%
Data processing	627	408	219	53.7%
Advertising and public relations	265	209	56	26.8%
Audit, legal and consulting	281	224	57	25.4%
Federal deposit insurance	114	70	44	62.9%
Provision for losses on other real estate	26	20	6	30.0%
Other operating	1,101	508	593	116.7%

Total Non-Interest Expense	$8,637	$4,978	$3,659	73.5%

The most significant reason for the increases during the three months ended March 31, 2016 compared to the same period in 2015 relates to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015.

Salaries and employee benefits increased for the three months ended March 31, 2016 compared to the same period in 2015. A portion of this increase is a result of the Merger effective April 1, 2015. Also influencing the increase was an increase in payments made under a management incentive program, the expansion of our mortgage operations and payments made under a retail incentive program to help grow business and consumer deposit accounts.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased due to the Merger effective April 1, 2015. Other components of the increase related to inflationary increases in the lease of our Franklin operations center as well as increases in rent for our newer mortgage loan production offices.

Data processing costs increased when comparing the three months ended March 31, 2016 to the comparable period in 2015, substantially due to the Merger effective April 1, 2015. The Company operated on two core data processing systems until mid-November 2015 when the conversion to one core system occurred. Costs have declined as a result of this conversion.

Advertising and public relations costs increased when comparing the three months ended March 31, 2016 to the comparable period of 2015, by $56. These costs were substantially attributable to our current retail customer acquisition strategy and the expanded use of mortgage lead-generating platforms. We have engaged a third party to assist with the implementation of a program to grow business and consumer deposit accounts.

Audit, legal and consulting costs increased in the three months ended March 31, 2016 compared to the comparable period in 2015 due to merger-related expenses and the costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for three months ended March 31, 2016, compared to the same period in 2015 due to the Merger effective April 1, 2015. The remainder of the increase relates to our increase in average liabilities which is the base for determining our premiums. The costs associated with the increase in average liabilities was slightly offset by an improved combined rate post-merger.

We recorded a provision for losses on other real estate of $26 and $20 during the three months ended March 31, 2016 and 2015, respectively. These provisions for each respective period relate to one property that was held in our other real estate portfolio.

Other operating expenses increased for the three months ended March 31, 2016, compared to the same period in 2015 mainly due to the Merger effective April 1, 2015. Other increases relate to an increase of $276, in loan-related expenses such as processing costs relating to our mortgage operations. Primarily, this increase relates to volume increases of mortgage originations and sales during the three months ended March 31, 2016.

Income Taxes

During the three months ended March 31, 2016, we recorded consolidated income tax expense of $568, compared to $184, for the three months ended March 31, 2015. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense attributable to Bank shareholders for the three months ended March 31, 2016, reflects an effective income tax rate of 19.62% (exclusive of a tax expense from our mortgage banking operations of $22 on pre-tax income of $343), compared to 23.12% (exclusive of a pre-tax loss of $71 from our mortgage banking operations with no tax expense or benefit) for the comparable period of 2015. During the three months ended March 31, 2016, the Company recognized an excess tax benefit of $324 related to the exercise of stock options, thereby reducing our effective tax rate as compared to the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2015, was somewhat lower than usual due to losses on securities recognized during the period, effectively lowering the mix of taxable and non-taxable earnings for the quarter. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the three months ended March 31, 2016, the Company began transitioning most of its out-of-market mortgage offices to another bank (see Note 12 to the consolidated financial statements included elsewhere herein). The venture had net income of $321, for the three months ended March 31, 2016 compared to a net loss of $71, for the comparable period in 2015. These amounts are included in our consolidated results. Also, see Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets were $868,545 at March 31, 2016 and $876,404 at December 31, 2015. Our assets decreased by 0.90% from December 31, 2015 to March 31, 2016. The decrease in assets from December 31, 2015 to March 31, 2016, was substantially attributable to decline in mortgage loans held for sale during the period of $30,411, or 55.2%. Substantially all remaining components of total assets increased. The increase in cash and cash equivalents was $6.0 million; increase in net loans of approximately $6.0 million; a net increase in our securities portfolio of $6.1 million discussed further below; and a $4.2 million increase in bank-owned life insurance. The Company’s total liabilities were $767 million at March 31, 2016 and $780 million at December 31, 2015, a decrease of 1.7%. The decrease in liabilities from December 31, 2015 to March 31, 2016, was substantially attributable to a decline in Federal Home Loan Bank advances of $31.0 million during the period. The most significant increase in total liabilities related to total deposits, which increased 2.8% from December 31, 2015 to March 31, 2016. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at March 31, 2016, and December 31, 2015, were $614,643 and $608.747, respectively. This represented an increase of 1.0% from December 31, 2015 to March 31, 2016.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$140,893	22.6%	$143,770	23.3%
Real estate:
1-4 Family Residential	114,302	18.3%	110,736	17.9%
1-4 Family HELOC	48,952	7.9%	49,665	8.0%
Multifamily and Commercial	202,976	32.6%	202,736	32.8%
Construction, Land Development and Farmland	94,888	15.2%	89,763	14.6%
Consumer	15,268	2.4%	15,271	2.5%
Other	6,274	1.0%	5,556	0.9%

	623,553	100.0%	617,497	100.0%

Less:
Deferred loan fees	820		927
Allowance for possible loan losses	8,090		7,823

Loans, net	$614,643		$608,747

The table below provides a summary of PCI loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$1,418	$1,558
Real estate:
1-4 Family Residential	886	1,016
1-4 Family HELOC	39	40
Multifamily and Commercial	4,532	4,565
Construction, Land Development and Farmland	1,586	1,598
Consumer	—	—
Other	—	—

Total gross PCI loans	8,461	8,777
Less:
Remaining purchase discount	1,598	1,671
Allowance for possible loan losses	227	247

Loans, net	$6,636	$6,859

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $140,893 at March 31, 2016, decreased 2.0% compared to $143,770 as of December 31, 2015.

Real estate loans comprised 74.0% of the loan portfolio at March 31, 2016. Residential loans included in this category consist mainly of revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit and closed-end loans secured by first and second liens that are not held for sale. The Company increased the residential portfolio from December 31, 2015 to March 31, 2016. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $202,976 at March 31, 2016, increased 0.1% compared to the $202,736 held as of December 31, 2015. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2015 and into the first three months of 2016, based on a strengthening local economy.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2016, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$193,720	$286,169	$143,664	$623,553

Fixed interest rate				$432,661
Variable interest rate				190,892

Total				$623,553

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

At March 31, 2016, the allowance for loan losses was $8,090 compared to $7,823 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 1.3% at March 31, 2016 and December 31, 2015. The allowance was adjusted upward from December 31, 2015 to March 31, 2016. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers and nonperforming assets have continued to decline.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	March, 31 2016	March, 31 2015
Beginning Balance, January 1	$7,823	$7,353
Loans charged off
Commercial, Industrial and Agricultural	(8)	—
Real estate
1-4 Family Residential	—	—
1-4 Family HELOC	—	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(4)	—
Other	—	(4)

Total loans charged off	(12)	(4)

Recoveries on loans previously charged off
Commercial, Industrial and Agricultural	91	48
Real estate
1-4 Family Residential	4	—
1-4 Family HELOC	4	8
Multifamily and Commercial	1	1
Construction, Land Development and Farmland	1	2
Consumer	13	—
Other	—	—

Total loan recoveries	114	59

Net recoveries (charge-offs)	102	55
Provision for loan losses	165	—

Total allowance, March 31	$8,090	$7,408

Gross loans at end of period (1)	$623,553	$313,663

Average gross loans (1)	$617,600	$319,060

Allowance to total loans	1.30%	2.36%

Net charge offs (recoveries) to average loans	-0.07%	-0.07%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2016			December 31, 2015
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,344	29.0%	22.6%	$2,198	28.1%	23.3%
Real estate:
1-4 Family Residential	1,276	15.8%	18.3%	1,214	15.5%	17.9%
1-4 Family HELOC	694	8.6%	7.9%	699	8.9%	8.0%
Multifamily and Commercial	2,382	29.4%	32.6%	2,591	33.1%	32.8%
Construction, Land Development and Farmland	1,164	14.4%	15.2%	894	11.4%	14.6%
Consumer	195	2.4%	2.4%	192	2.5%	2.5%
Other	35	0.4%	1.0%	35	0.5%	0.9%

	$8,090	100.0%	100.0%	$7,823	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	March 31, 2016	December 31, 2015
Non-accrual loans	$4,342	$5,004
Past due loans 90 days or more and still accruing interest	—	—
Restructured loans	3,049	1,706

Total non-performing loans	7,391	6,710
Other real estate	1,139	1,149

Total non-performing assets	$8,530	$7,859

Total non-performing loans as a percentage of total loans	1.19%	1.09%
Total non-performing assets as a percentage of total assets	0.98%	0.90%
Allowance for loan losses as a percentage of non-performing loans	109.46%	116.59%

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

Securities are a component of the Company’s earning assets. Securities totaled $139,899 at March 31, 2016. This represents a 4.5% increase from the December 31, 2015 total of $133,825. The increase is attributable to purchasing $6,687 securities available for sale during the three months ended March 31 2016, offset by principal paydowns and maturities of $1,288 during the same period.

Restricted equity securities totaled $6,244 at March 31, 2016, and December 31, 2015, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	March 31, 2016			December 31, 2015
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$4,915	$4,897	3.50%	$4,918	$4,836	3.61%
State and municipal	90,508	91,938	65.72%	86,604	87,595	65.46%
Corporate bonds	2,683	2,727	1.95%	2,000	1,979	1.48%
Mortgage backed securities	37,083	37,087	26.51%	36,617	36,165	27.02%
Time deposits	3,250	3,250	2.32%	3,250	3,250	2.43%

Total	$138,439	$139,899	100.00%	$133,389	$133,825	100.0%

The table below summarizes the contractual maturities of securities available for sale at March 31, 2016:

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due in one to five years	17,351	17,493
Due in five to ten years	12,719	12,912
Due after ten years	71,286	72,407
Mortgage backed securities	37,083	37,087

Total	$138,439	$139,899

Premises and Equipment

Premises and equipment, net, totaled $9,213 at March 31, 2016 compared to $9,196 at December 31, 2015, a net increase of $17 or 0.2%. Asset purchases amounted to approximately $258 during the first three months of 2016 while related depreciation expense amounted to $241. At March 31, 2016, we operated from nine retail banking locations as well as eight stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other seven bank branch locations are in Franklin, Springfield, Gallatin, Murfreesboro and Nashville, Tennessee. As of March 31, 2016 our eight mortgage loan production offices were located in Tennessee cities of Brentwood and Hendersonville, as well as Timonium, Maryland, Louisville, Kentucky, Reynoldsburg, Ohio, Columbus, Ohio, and Schaumburg, Illinois. During the three months ended March 31, 2016, the Company began transitioning most of it out-of-market branches to another bank as more fully described in Note 12 in the consolidated financial statements included elsewhere herein. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At March 31, 2016, total deposits were $657,777, an increase of $17,769, or 2.8%, compared to $640,008 at December 31, 2015. During the first three months of 2016, we increased non-interest bearing demand deposits by $5.1 million, increased savings and money market deposits by $18.7 million, while time deposits decreased $1.2 million and interest-bearing demand deposits decrease $4.8 million.

The following table shows maturity of time deposits of $100 or more by category based on time remaining until maturity or repricing at March 31, 2016.

March 31, 2016
Twelve months or less	$87,642
Over twelve months through three years	21,457
Over three years	13,336

Total	$122,435

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of March 31, 2016. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

We were in compliance with our earnings simulation model policies as of March 31, 2016, indicating what we believe to be a fairly neutral profile.

Economic value of equity—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
±100 bp	15%
±200 bp	25%
±300 bp	30%
±400 bp	35%
Non-parallel shifts	35%

At March 31, 2016, our model results indicated that we were within these policy limits.

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

At March 31, 2016, advances totaled $104,798 compared to $135,759 as of December 31, 2015. The decline in FHLB advances is attributable to our decline in mortgage loans held for sale relating to the seasonal reduction of originations of mortgage loans.

At March 31, 2016, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2016	$90,636	0.54%
2017	1,000	1.03%
2018	6,000	2.74%
2019	—	0.00%
2020	—	0.00%
Thereafter	7,162	1.94%

	$104,798	0.76%

Capital

Stockholders’ equity was $102,022 at March 31, 2016, an increase of $5,271, or 5.4%, from $96,751 at December 31, 2015. The Company raised $2.8 million of capital through the exercise of Company stock options. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital led to an increase in the Bank’s March 31, 2016 Tier 1 leverage ratio to 10.34% compared with 9.88% at December 31, 2015 (see other ratios discussed further below). Common dividends of $1,489 (declared during the fourth quarter of 2015) were paid during the three months ended March 31, 2016.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2016 and December 31, 2015 for the Company and Bank.

	Actual Regulatory Capital		For Capital Adequacy Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Company
Common equity Tier 1	$89,370	12.81%	$35,755	5.125%	N/A	N/A
Tier I leverage	89,370	10.40%	34,373	4.00%	N/A	N/A
Tier I risk-based capital	89,370	12.81%	46,220	6.625%	N/A	N/A
Total risk-based capital	97,460	13.97%	60,171	8.625%	N/A	N/A

Bank
Common equity Tier 1	$88,820	12.75%	$35,702	5.125%	$45,281	6.50%
Tier I leverage	88,820	10.34%	34,360	4.00%	42,950	5.00%
Tier I risk-based capital	88,820	12.75%	46,152	6.625%	55,730	8.00%
Total risk-based capital	96,910	13.91%	60,090	8.625%	69,669	10.00%

December 31, 2015
Company
Common equity Tier 1	$84,608	12.02%	$31,675	4.50%	N/A	N/A
Tier I leverage	84,608	9.92%	34,116	4.00%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.00%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.00%	N/A	N/A

Bank
Common equity Tier 1	$84,196	11.97%	$31,653	4.50%	$45,720	6.50%
Tier I leverage	84,196	9.88%	34,087	4.00%	42,609	5.00%
Tier I risk-based capital	84,196	11.97%	42,204	6.00%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.00%	70,351	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

March 31, 2016
Unused lines of credit	$129,134
Standby letters of credit	9,819

Total commitments	$138,953

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item 3 is discussed in Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market and Liquidity Risk” on pages 53 - 55.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Commerce Union and its wholly-owned subsidiary, Reliant Bank, are periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Neither Commerce Union nor Reliant Bank is involved in any litigation that is expected to have a material impact on our financial position or results of operations. Management believes that any claims pending against Commerce Union or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Reliant Bank’s financial condition or Commerce Union’s consolidated financial position.

Item 1A.	Risk Factors.

Investing in Commerce Union involves various risks which are particular to our company, our industry, and our market area. We believe all significant risks to investors in Commerce Union have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Mutual Cooperation Agreement, dated April 5, 2016, by and between BBMC Mortgage, LLC and Commerce Union Bancshares, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	The documents formatted in eXtensible Business Reporting Language (XBRL) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE UNION BANCSHARES, INC.

May 13, 2016	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(Principal Executive Officer)

May 13, 2016	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)