Form 10-Q
period 2016-06-30
Commerce Union Bancshares, Inc.
filed 2016-08-12
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 10, 2016 was 7,701,070.

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

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$16,571	$20,289
Federal funds sold	69	281

Total cash and cash equivalents	16,640	20,570
Securities available for sale	147,675	133,825
Loans, net	640,589	608,747
Mortgage loans held for sale	14,961	55,093
Accrued interest receivable	3,179	3,096
Premises and equipment, net	9,088	9,196
Restricted equity securities, at cost	7,060	6,244
Other real estate, net	475	1,149
Cash surrender value of life insurance contracts	24,439	20,077
Deferred tax assets, net	1,708	2,383
Goodwill	11,404	11,404
Core deposit intangibles	1,760	1,938
Other assets	4,226	2,682

TOTAL ASSETS	$883,204	$876,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$134,515	$111,309
Interest-bearing demand	86,090	95,397
Savings and money market deposit accounts	186,009	181,316
Time	241,237	251,986

Total deposits	647,851	640,008
Accrued interest payable	127	55
Federal Home Loan Bank advances	124,871	135,759
Dividends payable	—	1,489
Other liabilities	4,331	2,342

TOTAL LIABILITIES	777,180	779,653

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,627,777 and 7,279,620 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7,628	7,280
Additional paid-in capital	87,736	84,520
Retained earnings	9,584	4,987
Accumulated other comprehensive income (loss)	1,076	(36)

TOTAL STOCKHOLDERS’ EQUITY	106,024	96,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$883,204	$876,404

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INTEREST INCOME
Interest and fees on loans	$8,698	$7,551	$16,836	$11,587
Interest on investment securities, taxable	216	218	452	421
Interest on investment securities, nontaxable	490	299	928	481
Federal funds sold and other	93	67	195	119

TOTAL INTEREST INCOME	9,497	8,135	18,411	12,608

INTEREST EXPENSE
Deposits
Demand	47	57	91	79
Savings and money market deposit accounts	163	124	329	189
Time	407	393	830	617
Federal Home Loan Bank advances and other	188	169	387	262

TOTAL INTEREST EXPENSE	805	743	1,637	1,147

NET INTEREST INCOME	8,692	7,392	16,774	11,461
PROVISION FOR LOAN LOSSES	450	(500)	615	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,242	7,892	16,159	11,961

NONINTEREST INCOME
Service charges on deposit accounts	321	341	606	488
Gains on mortgage loans sold, net	1,782	2,756	5,124	4,533
Gain (loss) on securities transactions, net (reclassified from other comprehensive income)	60	—	60	(396)
Gain on sale of other real estate	156	—	156	—
Other	191	187	410	293

TOTAL NONINTEREST INCOME	2,510	3,284	6,356	4,918

NONINTEREST EXPENSE
Salaries and employee benefits	4,883	5,075	10,277	7,914
Occupancy	810	906	1,639	1,606
Information technology	636	633	1,263	1,041
Advertising and public relations	160	289	425	498
Audit, legal and consulting	384	520	665	744
Federal deposit insurance	126	113	240	183
Provision for losses on other real estate	27	90	53	110
Other operating	1,001	1,078	2,102	1,586

TOTAL NONINTEREST EXPENSE	8,027	8,704	16,664	13,682

INCOME BEFORE PROVISION FOR INCOME TAXES	2,725	2,472	5,851	3,197
INCOME TAX EXPENSE	588	902	1,156	1,086

CONSOLIDATED NET INCOME	2,137	1,570	4,695	2,111

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	223	32	(98)	103

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,360	$1,602	$4,597	$2,214

Basic net income attributable to common shareholders, per share	$0.31	$0.23	$0.61	$0.40

Diluted net income attributable to common shareholders, per share	$0.31	$0.22	$0.60	$0.39

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Consolidated net income	$2,137	$1,570	$4,695	$2,111
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $604 and $(599) for the three months ended June 30, 2016 and 2015, respectively, and $713 and $(795) for the six months ended June 30, 2016 and 2015, respectively	974	(966)	1,149	(1,279)
Reclassification adjustment for (gains) losses included in net income, net of tax of $(23) for the three months ended June 30, 2016, and $(23) and $152 for the six months ended June 30, 2016 and 2015, respectively	(37)	—	(37)	244

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	937	(966)	1,112	(1,035)

TOTAL COMPREHENSIVE INCOME	$3,074	$604	$5,807	$1,076

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

			ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	COMMON STOCK
	SHARES	AMOUNT
BALANCE—JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$—	$43,516
Stock based compensation expense	—	—	26	—	—	—	26
Shares retained by shareholders of Commerce Union Bancshares, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	8,585	9	74	—	—	—	83
Stock issuance costs	—	—	(111)	—	—	—	(111)
Noncontrolling interest contributions	—	—	—	—	—	103	103
Net income (loss)	—	—	—	2,214	—	(103)	2,111
Other comprehensive loss	—	—	—	—	(1,035)	—	(1,035)

BALANCE—JUNE 30, 2015	7,070,821	$7,071	$82,952	$3,115	$(1,285)	$—	$91,853

BALANCE—JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$—	96,751
Stock based compensation expense	—	—	99	—	—	—	99
Exercise of stock options	348,157	348	3,117	—	—	—	3,465
Distribution to noncontrolling interest	—	—	—	—	—	(98)	(98)
Net income	—	—	—	4,597	—	98	4,695
Other comprehensive income	—	—	—	—	1,112	—	1,112

BALANCE—JUNE 30, 2016	7,627,777	$7,628	$87,736	$9,584	$1,076	$—	$106,024

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Consolidated net income	$4,695	$2,111
Adjustments to reconcile consolidated net income to net cash used in operating activities
Provision for loan losses	615	(500)
Deferred income tax expense	(15)	544
Depreciation and amortization of premises and equipment	476	388
Net amortization of securities	725	469
Net realized (gains) losses on sales of securities	(60)	396
Gains on mortgage loans sold, net	(5,124)	(4,533)
Stock-based compensation expense	99	26
Gain on sale of other real estate	(156)	—
Provision for losses on other real estate	53	110
Increase in cash surrender value of life insurance contracts	(362)	(216)
Mortgage loans originated for resale	(115,703)	(109,175)
Proceeds from sale of mortgage loans	160,959	98,633
Amortization of core deposit intangible	178	121
Change in
Accrued interest receivable	(83)	(39)
Other assets	(1,642)	(594)
Accrued interest payable	72	(50)
Other liabilities	796	(680)

TOTAL ADJUSTMENTS	40,828	(15,100)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,523	(12,989)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(15,991)	(32,223)
Sales	1,058	709
Maturities, prepayments and calls	3,494	2,699
Activities in held to maturity securities
Sales	—	20,649
Purchases of restricted equity securities	(816)	(89)
Loan originations and payments, net	(32,457)	(8,503)
Purchase of buildings, leasehold improvements, and equipment	(368)	(201)
Proceeds from sale of other real estate	712	—
Improvement of other real estate	(16)	—
Purchase of life insurance contracts	(4,000)	(4,000)
Cash received in merger	—	12,378

NET CASH USED IN INVESTING ACTIVITIES	(48,384)	(8,581)

FINANCING ACTIVITIES
Net change in deposits	7,843	20,343
Net change in federal funds purchased	—	(6,651)
Payments on Federal Home Loan Bank advances, net	(10,888)	18,498
Issuance of common stock	3,465	83
Stock issuance costs	—	(111)
Noncontrolling interest contributions	—	225
Cash dividends paid on common stock	(1,489)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,069)	32,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,930)	10,817
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	20,570	11,147

CASH AND CASH EQUIVALENTS—END OF YEAR	$16,640	$21,964

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	June 30, 2016	June 30, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$1,565	$1,114
Taxes	2,048	2,155
Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$3,076	$(2,291)
Unrealized gain (loss) on derivatives	(1,274)	316
Change in due to/from noncontrolling interest	(98)	(122)

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive) and Reliant Investments, LLC (inactive), and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

The consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, included herein have not been audited. See Note 11 related to the business combination occurring during 2015 and the related financial presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,410	$25	$(1)	$4,434
State and municipal	99,245	3,239	(31)	102,453
Corporate bonds	2,000	8	(28)	1,980
Mortgage backed securities	35,258	345	(45)	35,558
Time deposits	3,250	—	—	3,250

Total	$144,163	$3,617	$(105)	$147,675

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,918	$1	$(83)	$4,836
State and municipal	86,604	1,262	(271)	87,595
Corporate bonds	2,000	5	(26)	1,979
Mortgage backed securities	36,617	63	(515)	36,165
Time deposits	3,250	—	—	3,250

Total	$133,389	$1,331	$(895)	$133,825

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

On January 16, 2015, the Company sold $20,806 of securities that were classified as held to maturity and recognized a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

Securities pledged at June 30, 2016 and December 31, 2015 had a carrying amount of $55,857 and $39,815, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at June 30, 2016 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,273	$1,278
Due in one to five years	18,758	18,957
Due in five to ten years	13,429	13,808
Due after ten years	75,445	78,074
Mortgage backed securities	35,258	35,558

	$144,163	$147,675

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2—SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$996	$1	$—	$—	$996	$1
State and municipal	2,969	17	1,414	14	4,383	31
Corporate bonds	—	—	972	28	972	28
Mortgage backed securities	1,462	6	3,851	39	5,313	45

Total temporarily impaired	$5,427	$24	$6,237	$81	$11,664	$105

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 30 and 105 securities in an unrealized loss position as of June 30, 2016 and December 31, 2015, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2016 and December 31, 2015 were comprised as follows:

	June 30,	December 31,
	2016	2015
Commercial, Industrial and Agricultural	$136,478	$143,770
Real Estate
1-4 Family Residential	109,788	110,736
1-4 Family HELOC	52,250	49,665
Multifamily and Commercial	207,426	202,736
Construction, Land Development and Farmland	114,391	89,763
Consumer	15,525	15,271
Other	14,288	5,556

	650,146	617,497
Less
Deferred loan fees	869	927
Allowance for possible loan losses	8,688	7,823

Loans, net	$640,589	$608,747

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(17)	—	—	—
Recoveries	184	2	3	66
Provision	272	(147)	742	(201)

Ending balance	$2,637	$2,446	$1,639	$1,079

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	—	—	(7)	(24)
Recoveries	6	13	—	274
Provision	(53)	(10)	12	615

Ending balance	$652	$195	$40	$8,688

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	159	385	3	8
Provision	(76)	(576)	(14)	155

Ending balance	$2,267	$1,879	$731	$805

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	—	(5)	—	—	(5)
Recoveries	21	—	—	—	576
Provision	(162)	(24)	4	193	(500)

Ending balance	$713	$152	$6	$871	$7,424

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$933	$—	$23	$—
Acquired with credit impairment	211	6	—	—
Collectively evaluated for impairment	1,493	2,440	1,616	1,079

Total	$2,637	$2,446	$1,639	$1,079

Loans
Individually evaluated for impairment	$7,256	$2,120	$2,615	$2,193
Acquired with credit impairment	339	3,926	1,480	306
Collectively evaluated for impairment	128,883	201,380	110,296	107,289

Total	$136,478	$207,426	$114,391	$109,788

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$149	$—	$—	$1,105
Acquired with credit impairment	—	—	—	217
Collectively evaluated for impairment	503	195	40	7,366

Total	$652	$195	$40	$8,688

Loans
Individually evaluated for impairment	$1,813	$—	$—	$15,997
Acquired with credit impairment	17	—	—	6,068
Collectively evaluated for impairment	50,420	15,525	14,288	628,081

Total	$52,250	$15,525	$14,288	$650,146

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Non-accrual loans by class of loan were as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$639	$947
Multi Family and Commercial Real Estate	682	713
Construction, Land Development and Farmland	117	158
1-4 Family Residential Real Estate	1,569	2,109
1-4 Family HELOC	870	1,077

Total	$3,877	$5,004

Individually impaired loans by class of loans were as follows at June 30, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$8,371	$4,806	$2,789	$7,595	$1,144
Multi Family and Commercial Real Estate	6,891	4,711	1,335	6,046	6
Construction, Land Development and Farmland	4,199	3,871	224	4,095	23
1-4 Family Residential Real Estate	2,870	2,499	—	2,499	—
1-4 Family HELOC	2,402	1,147	683	1,830	149

Total	$24,733	$17,034	$5,031	$22,065	$1,322

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi Family and Commercial Real Estate	6,958	5,452	713	6,165	11
Construction, Land Development and Farmland	1,831	1,496	224	1,720	22
1-4 Family Residential Real Estate	3,763	3,009	372	3,381	241
1-4 Family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

The average balances of impaired loans for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Commercial, Industrial and Agricultural	$5,674	$2,911
Multi Family and Commercial Real Estate	6,108	2,443
Construction, Land Development and Farmland	2,720	587
1-4 Family Residential Real Estate	3,122	3,777
1-4 Family HELOC	2,040	2,081

Total	$19,664	$11,799

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at June 30, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$129,612	$203,599	$110,127
Special Mention	1,241	—	1,636
Substandard	5,625	3,827	2,628

Total	$136,478	$207,426	$114,391

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$29,813	$106,148	$50,437	$629,736
Special Mention	—	1,441	—	4,318
Substandard	—	2,199	1,813	16,092

Total	$29,813	$109,788	$52,250	$650,146

Credit quality indicators by class of loan were as follows at December 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland
Pass (grades 1-5)	$141,119	$198,143	$89,521
Special Mention	1,415	2,397	—
Substandard	1,236	2,196	242

Total	$143,770	$202,736	$89,763

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$20,827	$107,331	$47,504	$604,445
Special Mention	—	—	—	3,812
Substandard	—	3,405	2,161	9,240

Total	$20,827	$110,736	$49,665	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due and accrual status by class of loan was as follows at June 30, 2016:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$286	$—	$—	$286
Multi family and Commercial Real Estate	—	—	—	—
Construction, Land Development and Farmland	509	434	—	943
1-4 Family Residential Real Estate	1,342	—	—	1,342
1-4 Family HELOC	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—

Total	$2,137	$434	$—	$2,571

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial, Industrial and Agricultural	$135,553	$286	$409	$230	$136,478
Multi family and Commercial Real Estate	206,744	—	682	—	207,426
Construction, Land Development and Farmland	113,331	943	—	117	114,391
1-4 Family Residential Real Estate	106,877	1,342	1,569	—	109,788
1-4 Family HELOC	51,380	—	870	—	52,250
Consumer	15,525	—	—	—	15,525
Other	14,288	—	—	—	14,288

Total	$643,698	$2,571	$3,530	$347	$650,146

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

There were no loans past due 90 days or more and still accruing interest at June 30, 2016 or December 31, 2015.

During the six months ended June 30, 2016, loans totaling approximately $1,900 were modified in troubled debt restructurings. The modifications consisted of changes in payment terms and extension of maturity dates. The modifications had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the loans was as follows at June 30, 2016:

Commercial, Industrial and Agricultural	$399
Multi Family and Commercial Real Estate	4,482
Construction, Land Development and Farmland	1,574
1-4 Family Residential Real Estate	477
1-4 Family HELOC	38

Total outstanding balance	6,970
Less remaining purchase discount	902

6,068
Allowance for loan losses	217

Carrying amount, net of allowance	$5,851

During the six months ended June 30, 2016, the allowance for loan losses related to purchased credit impaired loans decreased by $30.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the six months ended June 30, 2016:

Balance at January 1, 2016	$233
Accretion income	(61)

Balance at June 30, 2016	$172

During the six months ended June 30, 2016, loans with non-accretable purchase discounts totaling $708 were paid in full resulting in the recognition of the discounts in interest income.

Purchased credit impaired loans acquired during the six months ended June 30, 2015 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Contractually required payments receivable of loans purchased	$10,201
Cash flows expected to be collected at acquisition	$8,564
Fair value at acquisition	$7,346

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

There were no changes in valuation methodologies used during the six months ended June 30, 2016.

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets
U. S. Treasury and other U. S. government agencies	$4,434	$—	$4,434	$—
State and municipal	102,453	—	102,453	—
Corporate bonds	1,980	—	1,980	—
Mortgage backed securities	35,558	—	35,558	—
Time deposits	3,250	3,250	—	—
Liabilities
Interest rate swap	$1,769	$—	$1,769	$—

December 31, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,836	$—	$4,836	$—
State and municipal	87,595	—	87,595	—
Corporate bonds	1,979	—	1,979	—
Mortgage backed securities	36,165	—	36,165	—
Time deposits	3,250	3,250	—	—
Interest rate swap	77	—	77	—
Liabilities
Interest rate swap	$572	$—	$572	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets
Impaired loans	$3,709	$—	$—	$3,709
Other real estate owned	475	—	—	475

December 31, 2015
Assets
Impaired loans	$2,486	$—	$—	$2,486
Other real estate owned	1,149	—	—	1,149

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2016 and December 31, 2015:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4—FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments at June 30, 2016 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$16,571	$16,571	$16,571	$—	$—
Federal funds sold	69	69	69	—	—
Loans, net	640,589	642,255	—	—	642,255
Mortgage loans held for sale	14,961	14,961	—	—	14,961
Accrued interest receivable	3,179	3,179	—	3,179	—
Restricted equity securities	7,060	7,060	—	7,060	—
Financial liabilities
Deposits	647,851	648,399	—	—	648,399
Accrued interest payable	127	127	—	127	—
Federal Home Loan Bank advances	124,871	125,386	—	125,386	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,289	$20,289	$20,289	$—	$—
Federal funds sold	281	281	281	—	—
Loans, net	608,747	611,628	—	—	611,628
Mortgage loans held for sale	55,093	55,093	—	—	55,093
Accrued interest receivable	3,096	3,096	—	3,096	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	640,008	639,746	—	—	639,746
Accrued interest payable	55	55	—	55	—
Federal Home Loan Bank advances	135,759	136,138	—	136,138	—

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

A summary of the activity in the stock option plans for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	708,921	$10.73
Granted	15,000	15.03
Exercised	(348,157)	10.00
Forfeited or expired	(27,192)	9.89

Outstanding at June 30, 2016	348,572	11.71	3.85	$1,251

Exercisable at June 30, 2016	262,772	11.07	2.18	$1,113

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2016	84,160	$2.90
Granted	15,000	3.62
Vested	(13,360)	2.36
Forfeited	—	—

Non-vested options at June 30, 2016	85,800	3.11

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 5—STOCK-BASED COMPENSATION (CONTINUED)

The fair values of stock options granted during the six months ended June 30, 2016 were determined using the following assumptions as of the grant date, resulting in a weighted average grant date fair value per stock option of $3.62.

Risk-free interest rate	1.75% - 1.94%
Expected term	10 years
Expected stock price volatility	21.00%
Dividend yield	1.40% - 1.50%

NOTE 6—REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Actual and required capital amounts and ratios are presented below as of June 30, 2016 and December 31, 2015.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Company
Tier I leverage	$92,488	10.66%	$34,705	4.000%	N/A	N/A
Common equity tier 1	92,488	12.56%	37,739	5.125%	N/A	N/A
Tier I risk-based capital	92,488	12.56%	48,784	6.625%	N/A	N/A
Total risk-based capital	101,176	13.74%	63,511	8.625%	N/A	N/A
Bank
Tier I leverage	$91,834	10.59%	$34,687	4.000%	$43,359	5.00%
Common equity tier 1	91,834	12.49%	37,682	5.125%	47,792	6.50%
Tier I risk-based capital	91,834	12.49%	48,711	6.625%	58,821	8.00%
Total risk-based capital	100,522	13.67%	63,424	8.625%	73,535	10.00%
December 31, 2015
Company
Tier I leverage	$84,608	9.92%	$34,116	4.000%	N/A	N/A
Common equity tier 1	84,608	12.02%	31,675	4.500%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.000%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.000%	N/A	N/A
Bank
Tier I leverage	$84,196	9.88%	$34,087	4.000%	$42,609	5.00%
Common equity tier 1	84,196	11.97%	31,653	4.500%	45,720	6.50%
Tier I risk-based capital	84,196	11.97%	42,204	6.000%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.000%	70,351	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 7—EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic EPS Computation
Net income attributable to common shareholders	$2,360	$1,602	$4,597	$2,214
Weighted average common shares outstanding	7,560,503	7,063,771	7,505,451	5,536,971

Basic earnings per common share	$0.31	$0.23	$0.61	$0.40

Diluted EPS Computation
Net income attributable to common shareholders	$2,360	$1,602	$4,597	$2,214
Weighted average common shares outstanding	7,560,503	7,063,771	7,505,451	5,536,971
Dilutive effect of stock options	118,005	244,897	105,839	172,476

Adjusted weighted average common shares outstanding	7,678,508	7,308,668	7,611,290	5,709,447

Diluted earnings per common share	$0.31	$0.22	$0.60	$0.39

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2016
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$8,545	$147	$8,692
Provision for loan losses	450	—	450
Noninterest income	728	1,782	2,510
Noninterest expense	5,859	2,168	8,027
Income tax expense (benefit)	604	(16)	588

Consolidated net income	2,360	(223)	2,137
Noncontrolling interest in net loss of subsidiary	—	223	223

Net income attributable to common shareholders	$2,360	$—	$2,360

	Three Months Ended June 30, 2015
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$7,109	$283	$7,392
Provision for loan losses	(500)	—	(500)
Noninterest income	528	2,756	3,284
Noninterest expense	5,633	3,071	8,704
Income tax expense	902	—	902

Consolidated net income	1,602	(32)	1,570
Noncontrolling interest in net loss of subsidiary	—	32	32

Net income attributable to common shareholders	$1,602	$—	$1,602

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8—SEGMENT REPORTING (CONTINUED)

	Six Months Ended June 30, 2016
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$16,332	$442	$16,774
Provision for loan losses	615	—	615
Noninterest income	1,229	5,127	6,356
Noninterest expense	11,200	5,464	16,664
Income tax expense	1,149	7	1,156

Consolidated net income	4,597	98	4,695
Noncontrolling interest in net income of subsidiary	—	(98)	(98)

Net income attributable to common shareholders	$4,597	$—	$4,597

	Six Months Ended June 30, 2015
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$10,969	$492	$11,461
Provision for loan losses	(500)	—	(500)
Noninterest income	385	4,533	4,918
Noninterest expense	8,554	5,128	13,682
Income tax expense	1,086	—	1,086

Consolidated net income	2,214	(103)	2,111
Noncontrolling interest in net loss of subsidiary	—	103	103

Net income attributable to common shareholders	$2,214	$—	$2,214

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 9—DERIVATIVES

During the six months ended June 30, 2015, the Company entered into swap agreements totaling $6,300 to effectively convert fixed municipal security yields to floating rates. This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 million at June 30, 2016 and December 31, 2015. At June 30, 2016, the contracts had fair values totaling $1,769 recorded in other liabilities. At December 31, 2015, the contracts had fair values totaling $77 recorded in other assets and $572 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At June 30, 2016, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company beginning on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective on January 1, 2017 with early adoption permitted. The Company has elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of approximately $425 related to the exercise of stock options during the six months ended June 30, 2016.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective beginning on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

NOTE 11—BUSINESS COMBINATION

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11—BUSINESS COMBINATION (CONTINUED)

Actual data for the six months ended June 30, 2016 and comparative proforma data for the six months ended June 30, 2015 in the table below presents information as if the merger occurred on January 1, 2015.

	Six Months Ended June 30,
	2016	2015
Net interest income	$16,774	$14,549
Net income attributable to common shareholders	4,597	2,860
Earnings per share—basic	0.61	0.40
Earnings per share—diluted	0.60	0.39

Proforma information for the six months ended June 30, 2015 includes $565 of nonrecurring merger related costs.

NOTE 12—MORTGAGE OPERATIONS

During the six months ended June 30, 2016, the Company began transitioning most of its out-of-market branches to another bank and closed its Florida office. On April 5, 2016, the Bank entered into an agreement with BBMC Mortgage, LLC (“BBMC”), a wholly owned subsidiary of Bridgeview Bank Group. Under this agreement, the Bank ceased operations of its mortgage lending offices in Illinois, Ohio and Kentucky, and a support office in Brentwood, Tennessee. Employees of the Bank in these locations became employees of BBMC, and BBMC assumed certain lease obligations of the Bank in connection with these locations. The employees who transitioned from the Bank to BBMC did not have non-compete agreements with the Bank and were released from any existing non-solicitation agreements, provided that no customers for whom the Bank has funded residential mortgage loans will be refinanced by BBMC for a minimum period of 180 days from funding. Furthermore, BBMC will not solicit any Bank employees other than the employees at these locations. The transition of these offices and related personnel was completed on April 30, 2016. The Company received no consideration in connection with the agreement.

NOTE 13—SUBSEQUENT EVENTS

In July 2016, the Company granted 20,000 stock options to employees and 21,250 restricted stock grants to employees and directors under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan. The stock options vest over five years, have a contractual term of ten years and an exercise price of $15.24 per share. The restricted stock grants vest over periods ranging from one to three years.

In July of 2016 the Company executed a strategy to improve the performance of a portion of its investment securities portfolio. In connection with this strategy the Company sold approximately $19,600 of mortgage-backed securities and recognized a gain of $286. The proceeds were used to purchase approximately the same amount of collateralized mortgage obligations and municipal securities.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On July 31, 2016, the Company entered into an amended lease agreement to extend the term of its Maryland Farms branch lease located at 5109 Peter Taylor Park Drive, Brentwood, TN. The lease extension is effective for five years beginning August 1, 2016 and calls for total lease payments of approximately $503 over the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended June 30, 2016, and the three months ended June 30, 2015, include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank, the “Bank”, along with its wholly-owned subsidiary, Commerce Union Mortgage Services, Inc. (inactive), the Bank’s wholly-owned subsidiary, Reliant Investments, LLC, and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the six months ended June 30, 2015 include the accounts of the Company after the reverse merger described below for the three months ended June 30, 2015 and the accounts of Reliant Bank only, with its wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. As described in the notes to our consolidated financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of June 30, 2016, the cumulative losses to date totaled $2,135. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

JUNE 30, 2016 AND 2015

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

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union Bancshares, Inc. in this transaction. As a result of the Merger, the historical financial statements for the six months ended June 30, 2015, of the Company include the historical financial statements of Reliant Bank for the three months ended March 31, 2015 and Commerce Union Bancshares, Inc. for the three months ended June 30, 2015. The assets and liabilities of Commerce Union Bancshares, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Commerce Union Bancshares, Inc. were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union Bancshares, Inc. beginning on April 1, 2015.

Merger expenses totaled $22 and $61 for the three and six months ended June 30, 2016, respectively, compared to $194 and $417 for the three and six months ended June 30, 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

Earnings

Net income attributable to shareholders amounted to $2,360 and $4,597, or $0.31 and $0.61 per basic share for the three and six months ended June 30, 2016, respectively, compared to $1,602 and $2,214, or $0.23 and $0.40 per basic share for the same periods in 2015. Diluted net income attributable to shareholders per share was $0.31 and $0.22 per basic share and $0.60 and $0.39 per diluted share for the three and six months ended June 30, 2016, and 2015, respectively. The largest components of the improvement from the previous three and six months include a 17.6% and 46.4%, respectively, increase in net interest income of $1,300 and $5,313, respectively, an increase in non-interest income of $1,438, for the six months ended June 30, 2016 compared to the same period in 2015 and a decrease in non-interest expenses of $677 for the three months ended June 30, 2016 compared to the same period in 2015. The largest factors offsetting the improvement was a decrease in non-interest income of $774 for the three months ended June 30, 2016, and an increase in non-interest expense of $2,982 for the six months ended June 30, 2016 compared to the same period in 2015.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2016, and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$637,787	5.06	$8,018	$564,056	4.83	$6,790	$900	$328	$1,228
Loan fees	—	0.31	494	—	0.29	410	84	—	84

Loans with fees	637,787	5.37	8,512	564,056	5.12	7,200	984	328	1,312
Mortgage loans held for sale	20,733	3.61	186	36,408	3.87	351	(143)	(22)	(165)
Federal funds sold	356	1.13	1	542	2.22	3	(1)	(1)	(2)
Deposits with banks	20,357	0.32	16	26,171	0.17	11	(15)	20	5
Investment securities—taxable	48,754	1.78	216	48,712	1.80	218	2	(4)	(2)
Investment securities—tax-exempt	95,590	3.12	490	64,698	2.81	299	155	36	191
Other	6,924	4.41	76	5,312	4.00	53	17	6	23

Total earning assets	830,501	4.72	9,497	745,899	4.46	8,135	999	363	1,362

Nonearning assets	50,156			43,230

	$880,657			$789,129

Interest bearing liabilities
Interest bearing demand	89,385	0.21	47	103,615	0.22	57	(8)	(2)	(10)
Savings and money market	191,630	0.34	163	173,093	0.29	124	15	24	39
Time deposits—retail	143,953	0.67	240	141,164	0.76	268	32	(60)	(28)
Time deposits—wholesale	105,560	0.64	167	93,030	0.54	125	18	24	42

Total interest bearing deposits	530,528	0.47	617	510,902	0.45	574	57	(14)	43
Federal Home Loan Bank advances	115,855	0.65	188	94,360	0.72	169	106	(87)	19

Total interest-bearing liabilities	646,383	0.50	805	605,262	0.49	743	163	(101)	62

Net interest rate spread (%) / Net Interest Income ($)		4.22	$8,692		3.97	$7,392	$836	$464	$1,300

Non-interest bearing deposits	126,175	(0.08)		90,073	(0.06)
Other non-interest bearing liabilities	4,802			2,458
Stockholder’s equity	103,297			91,336

	$880,657			$789,129

Cost of funds		0.42			0.43

Net interest margin		4.33			4.06

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$627,694	4.91	$15,326	$441,558	4.74	$10,376	$4,562	$388	$4,950
Loan fees	—	0.31	956	—	0.28	609	347	—	347

Loans with fees	627,694	5.22	16,282	441,558	5.02	10,985	4,909	388	5,297
Mortgage loans held for sale	30,124	3.70	554	29,209	4.16	602	49	(97)	(48)
Federal funds sold	333	0.60	1	597	1.35	4	(1)	(2)	(3)
Deposits with banks	20,750	0.34	35	20,633	0.17	17	—	18	18
Investment securities—taxable	49,004	1.85	452	43,401	1.96	421	88	(57)	31
Investment securities—tax-exempt	92,116	3.07	928	54,026	2.72	481	378	69	447
Other	6,584	4.86	159	4,322	4.57	98	54	7	61

Total earning assets	826,605	4.60	18,411	593,746	4.37	12,608	5,477	326	5,803

Nonearning assets	49,704			29,566

	$876,309			$623,312

Interest bearing liabilities
Interest bearing demand	89,620	0.20	91	77,275	0.21	79	21	(9)	12
Savings and money market	192,673	0.34	329	142,320	0.27	189	81	59	140
Time deposits—retail	142,231	0.68	484	91,091	0.80	363	268	(147)	121
Time deposits—wholesale	110,663	0.63	346	97,853	0.52	254	35	57	92

Total interest bearing deposits	535,187	0.47	1,250	408,539	0.44	885	405	(40)	365
Federal Home Loan Bank advances and other	116,540	0.67	387	75,707	0.70	262	158	(33)	125

Total interest-bearing liabilities	651,727	0.51	1,637	484,246	0.48	1,147	563	(73)	490

Net interest rate spread (%) / Net Interest Income ($)		4.09	$16,774		3.89	$11,461	$4,914	$399	$5,313

Non-interest bearing deposits	118,118	(0.08)		69,754	(0.06)
Other non-interest bearing liabilities	5,197			1,873
Stockholder’s equity	101,267			67,439

	$876,309			$623,312

Cost of funds		0.43			0.42

Net interest margin		4.20			3.98

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

Analysis—For the three and six months ended June 30, 2016, we recorded net interest income of approximately $8.7 million and $16.8 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.33% and 4.20%, respectively. For the three and six months ended June 30, 2015, we recorded net interest income of approximately $7.4 million and $11.5 million, respectively, which resulted in a net interest margin of 4.06% and 3.98%, respectively. For the three and six months ended June 30, 2016 and 2015, our net interest spread was 4.22% and 3.97%, respectively and 4.09% and 3.89%, respectively. During the three and six months ended June 30, 2016, a contributing factor to the increase in our net interest income was due to the payoff of a loan previously carried as purchase credit impaired. This resulted in a $619 increase in our net interest income for the periods.

Our year-over-year average loan volume increased by approximately 42.2% from the first six months of 2015 to the first six months of 2016. Our combined loan and loan fee yield increased from 5.02% to 5.22% for the first six months of 2015 compared to 2016, respectively, while our combined loan and loan fee yield increased from 5.12% to 5.37% for the three months ended June 30, 2015 to 2016, respectively.

Our cost of funds increased from 0.42% to 0.43% for the six months ended June 30, 2015 compared to the same period in 2016, respectively. Our cost of funds declined from 0.43% to 0.42% for the three months ended June 30, 2015 compared to the same period in 2016. Management has continued to lower rates paid on interest bearing liabilities and has somewhat shifted toward lower-cost alternative funding sources such as wholesale time deposits and low-cost Federal Home Loan Bank advances. We also experienced a 40.1% increase in our average non-interest bearing deposits from the three months ended June 30, 2015 to 2016, and a 69.3% increase in our average non-interest bearing deposits from the six months ended June 30, 2015 to 2016. These increases were the result of the Merger that occurred on April 1, 2015 and our continuing initiative to grow low cost core deposits.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2016. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $450 and $615, respectively, for the three and six months ended June 30, 2016, compared to a negative provision for loan losses of $500 for both the three and six months ended June 30, 2015, respectively. Our provision increase was primarily the result of loan growth that we experienced in the second quarter of 2016. Our negative provision for the six months ended June 30, 2015 was primarily the result of the Merger that occurred on April 1, 2015 and a net recovery position.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Income
Service charges and fees	$321	$341	$(20)	-5.9%
Securities gains (losses), net	60	—	60	100.0%
Gains on mortgage loans sold, net	1,782	2,756	(974)	-35.3%
Gain (loss) on sale of other real estate	156	—	156	100.0%
Other noninterest income:
Bank-owned life insurance	193	123	70	56.9%
Brokerage revenue	13	5	8	160.0%
Rental income	—	6	(6)	-100.0%
Miscellaneous noninterest income (expense), net	-15	53	(68)	-128.3%

Total other non-interest income	191	187	4	2.1%

Total non-interest income	$2,510	$3,284	$(774)	-23.6%

	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Income
Service charges and fees	$606	$488	$118	24.2%
Securities gains (losses), net	60	(396)	456	-115.2%
Gains on mortgage loans sold, net	5,124	4,533	591	13.0%
Gain (loss) on sale of other real estate	156	—	156	100.0%
Other noninterest income:
Bank-owned life insurance	363	216	147	68.1%
Brokerage revenue	27	8	19	237.5%
Rental income	2	6	(4)	-66.7%
Miscellaneous noninterest income (expense), net	18	63	(45)	-71.4%

Total other non-interest income	410	293	117	39.9%

Total non-interest income	$6,356	$4,918	$1,438	29.2%

The most significant reason for the increases during the six months ended June 30, 2016 compared to 2015 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest income and additional reasons for fluctuations during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses will fluctuate from period to period and are often attributable to various balance sheet risk strategies. During the three and six months ended June 30, 2016, the Company sold securities classified as available for sale totaling $1,058 and recognized a gain on sale of $60. During the six months ended June 30, 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $396. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur to our mortgage operations. Gains on mortgage loans sold, net, amounted to $1,782 and $5,124 for the three and six months ended June 30, 2016, compared to $2,756 and $4,533 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. We completed the transition of a majority of our out-of-market mortgage loan production offices during the three months ended June 30, 2016 to better focus our marketing and resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during the six month period ended June 30, 2016 was directly attributable to the transition.

During the three months ended June 30, 2016, we recognized a gain of $156 on the sale of a property that was in our other real estate portfolio and recognized a gain previously deferred due to the payoff of a loan.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $193 and $363 for the three and six months ended June 30, 2016, compared to $123 and $216 for the three and six months ended June 30, 2015. For the six months ended June 30, 2016 compared to the same period in 2015, the increase in earnings on these bank-owned life insurance policies primarily resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. Also, during the six months ended June 30, 2016, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Expense
Salaries and employee benefits	$4,883	$5,075	$(192)	-3.8%
Occupancy	810	906	(96)	-10.6%
Information technology	636	633	3	0.5%
Advertising and public relations	160	289	(129)	-44.6%
Audit, legal and consulting	384	520	(136)	-26.2%
Federal deposit insurance	126	113	13	11.5%
Provision for losses on other real estate	27	90	(63)	-70.0%
Other operating	1,001	1,078	(77)	-7.1%

Total non-interest expense	$8,027	$8,704	$(677)	-7.8%

	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Non-Interest Expense
Salaries and employee benefits	$10,277	$7,914	$2,363	29.9%
Occupancy	1,639	1,606	33	2.1%
Information technology	1,263	1,041	222	21.3%
Advertising and public relations	425	498	(73)	-14.7%
Audit, legal and consulting	665	744	(79)	-10.6%
Federal deposit insurance	240	183	57	31.1%
Provision for losses on other real estate	53	110	(57)	-51.8%
Other operating	2,102	1,586	516	32.5%

Total non-interest expense	$16,664	$13,682	$2,982	21.8%

The most significant reason for the changes during the six months ended June 30, 2016 and 2015 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Salaries and employee benefits decreased for the three months ended June 30, 2016 compared to the same period in 2015 and increased for the six months ended June 30, 2016 compared to the same period in 2015. The primary reason for the change during the six month period ended June 30, 2016 compared to the same period in 2015 was a result of the Merger effective April 1, 2015. The decrease during the three months ended June 30, 2016 compared to the same period in 2015 was a result of a decrease in compensation due to transitioning several of our out-of-market mortgage offices to another bank. The decrease was partially offset by general increases in compensation for our other staff.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased during the six months ended June 30, 2016 compared to the same period in 2015 due to the Merger effective April 1, 2015. During the three months ended June 30, 2016 compared to the same period in 2015, occupancy costs decreased due to transitioning several of our out-of-market mortgage offices to another bank. This decrease was partially offset by inflationary increases in the lease of our Franklin operations center as well as increases in rent for other mortgage loan production offices.

Information technology costs increased when comparing the six months ended June 30, 2016 to the similar period of 2015, substantially due to the Merger effective April 1, 2015. The Company operated on two core data processing systems until mid-November 2015 when the conversion to one core system occurred. Since November 2015, costs have declined as a result of this conversion. This decline was partially offset by purchases of other information technology products and services during the three and six months ended June 30, 2016.

Advertising and public relations costs decreased when comparing the three and six months ended June 30, 2016 to similar periods of 2015, by $129 and $73, respectively. The decrease is primarily attributable to completion of the Reliant Bank rebranding effort and declining advertising costs associated with the Merger. These decreases have been partially offset by cost increases attributable to our current customer acquisition strategy.

Audit, legal and consulting costs decreased in the three and six months ended June 30, 2016 compared to similar periods of 2015 due to a reduction in merger-related expenses offset partially by increased costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to the Merger effective April 1, 2015. The remainder of the increase for the six months and the increase for the three month ended June 30, 2016 compared to the same periods in 2015 relates to our increase in average liabilities which is the base for determining our premiums. The costs associated with the increase in average liabilities was slightly offset by an improved combined rate post-merger.

We recorded a provision for losses on other real estate of $27 and $53 for the three and six months ended June 30, 2016. These provisions related to one property held in our real estate portfolio. We recorded a provision of $90 and $110, respectively, for the three and six months ended June 30, 2015 relating to one property that was held in our other real estate portfolio.

Other operating expenses increased for the six months ended June 30, 2016, compared to the same periods in 2015 mainly due to the Merger effective April 1, 2015. This increase was partially offset by our other operating expenses decreasing for the three months ended June 30, 2016, compared to the same period in 2015. This was primarily due to decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank.

Income Taxes

During the three and six months ended June 30, 2016, we recorded income tax expense of $588 and $1,156, respectively, compared to $902 and $1,086, respectively, for the three and six months ended June 30, 2015. The Company files separate Federal tax returns for the operations of the banking and mortgage banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense for the three and six months ended June 30, 2016, reflects an effective income tax rate of 20.4% (exclusive of a tax benefit from our mortgage banking operations of $16 on pre-tax loss of $239) and 20.0% (exclusive of tax expense from our mortgage banking operations of $7 on pre-tax income of $105), respectively, compared to 36.0% (exclusive of a pre-tax loss of $32 from our mortgage banking operations with no tax expense) and 32.9% (exclusive of a pre-tax loss of $103 from our mortgage banking operations with no tax expense) for the comparable periods of 2015. During the three and six months ended June 30, 2016, the Company recognized an excess tax benefit of $425 related to the exercise of stock options, thereby reducing our effective tax rate as compared to the three and six months ended June 30, 2015. Also, during the three months ended June 30, 2016, the Bank entered into an interest-free loan agreement and recognized a state tax credit in the amount of $217. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the three and six months ended June 30, 2016, the Company was transitioning most of its out-of-market mortgage offices to another bank (see Note 12 to the consolidated financial statements included elsewhere herein). The venture incurred net losses of $223 during the three months ended June 30, 2016 and had net income of $98 during the six months ended June 30, 2016, compared to net losses of $32 and $103, respectively, for the three and six months ended June 30, 2015. These amounts are included in our consolidated results. See Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets were $883,204 at June 30, 2016 and $876,404 at December 31, 2015. Our assets increased by 0.8% from December 31, 2015 to June 30, 2016. The increase in assets from December 31, 2015 to June 30, 2016, was substantially attributable to an increase in net loans of approximately $31.8 million, discussed further below; a net increase in our securities portfolio of $13.9 million discussed further below; and a $4.4 million increase in bank-owned life insurance. These increases were offset by a decrease in our mortgage loans held for sale of $40.1 million; and a decrease in cash and cash equivalents of $3.9 million. The Company’s total liabilities were $777,180 at June 30, 2016 and $779,653 at December 31, 2015, a decrease of 0.3%. The decrease in liabilities from December 31, 2015 to June 30, 2016, was substantially attributable to a decline in Federal Home Loan Bank advances of $10.9 million during the period. The most significant increase in total liabilities related to total deposits, which increased 1.2% from December 31, 2015 to June 30, 2016. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at June 30, 2016, and December 31, 2015, were $640,589 and $608,747, respectively. This represented an increase of 5.2% from December 31, 2015 to June 30, 2016.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$136,478	21.0%	$143,770	23.3%
Real estate:
1-4 Family Residential	109,788	16.9%	110,736	17.9%
1-4 Family HELOC	52,250	8.0%	49,665	8.0%
Multifamily and Commercial	207,426	31.9%	202,736	32.8%
Construction, Land Development and Farmland	114,391	17.6%	89,763	14.6%
Consumer	15,525	2.4%	15,271	2.5%
Other	14,288	2.2%	5,556	0.9%

	650,146	100.0%	617,497	100.0%
Less:
Deferred loan fees	869		927
Allowance for possible loan losses	8,688		7,823

Loans, net	$640,589		$608,747

The table below provides a summary of PCI loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$399	$1,558
Real estate:
1-4 Family Residential	477	1,016
1-4 Family HELOC	38	40
Multifamily and Commercial	4,482	4,565
Construction, Land Development and Farmland	1,574	1,598
Consumer	—	—
Other	—	—

Total gross PCI loans	6,970	8,777
Less:
Remaining purchase discount	902	1,671
Allowance for possible loan losses	217	247

Loans, net	$5,851	$6,859

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $136,478 at June 30, 2016, decreased 5.1% compared to $143,770 as of December 31, 2015.

Real estate loans comprised 74.4% of the loan portfolio at June 30, 2016. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from December 31, 2015 to June 30, 2016. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $207,426 at June 30, 2016, increased 2.3% compared to the $202,736 held as of December 31, 2015. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2015 and into the first six months of 2016, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2016, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$193,009	$305,228	$151,909	$650,146

Fixed interest rate				$450,908
Variable interest rate				199,238

Total				$650,146

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

At June 30, 2016, the allowance for loan losses was $8,688 compared to $7,823 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 1.3% at June 30, 2016 and December 31, 2015. The allowance was adjusted upward from December 31, 2015 to June 30, 2016. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers and nonperforming assets have continued to decline.

Analysis of Changes in Allowance for Loan Losses

	June 30, 2016	June 30, 2015
Beginning Balance, January 1	$7,823	$7,353
Loans charged off:
Commercial, Industrial and Agricultural	(17)	—
Real estate:
1-4 Family Residential	—	—
1-4 Family HELOC	—	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	—	(5)
Other	(7)	—

Total loans charged off	(24)	(5)

Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	184	159
Real estate:
1-4 Family Residential	66	8
1-4 Family HELOC	6	21
Multifamily and Commercial	2	385
Construction, Land Development and Farmland	3	3
Consumer	13	—
Other	—	—

Total loan recoveries	274	576

Net recoveries (charge-offs)	250	571
Provision for loan losses	615	(500)

Total allowance, June 30	$8,688	$7,424

Gross loans at end of period (1)	$650,146	$575,052

Average gross loans (1)	$627,694	$441,558

Allowance to total loans	1.34%	1.29%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2016			December 31, 2015
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,637	30.4%	21.0%	$2,198	28.1%	23.3%
Real estate:
1-4 Family Residential	1,079	12.4%	16.9%	1,214	15.5%	17.9%
1-4 Family HELOC	652	7.5%	8.0%	699	8.9%	8.0%
Multifamily and Commercial	2,446	28.2%	31.9%	2,591	33.1%	32.8%
Construction, Land Development and Farmland	1,639	18.9%	17.6%	894	11.4%	14.6%
Consumer	195	2.2%	2.4%	192	2.5%	2.5%
Other	40	0.4%	2.2%	35	0.5%	0.9%

	$8,688	100.0%	100.0%	$7,823	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	June 30, 2016	December 31, 2015
Non-accrual loans	$3,877	$5,004
Past due loans 90 days or more and still accruing interest	—	—
Restructured loans	3,730	1,706

Total non-performing loans	7,607	6,710
Foreclosed real estate (“OREO”)	475	1,149

Total non-performing assets	$8,082	$7,859

Total non-performing loans as a percentage of total loans	1.17%	1.09%
Total non-performing assets as a percentage of total assets	0.92%	0.90%
Allowance for loan losses as a percentage of non-performing loans	114.21%	116.59%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, meet customer collateral needs and , provide flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $147,675 at June 30, 2016. This represents a 10.3% increase from the December 31, 2015 total of $133,825. The increase is attributable to purchasing $15,991 securities available for sale during the six months ended June 30 2016, offset by sales, principal paydowns and maturities of $4,552 during the same period.

Restricted equity securities totaled $7,060 at June 30, 2016. This represents a 13.1% increase from the December 31, 2015 total of $6,244. Restricted securities consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	June 30, 2016			December 31, 2015
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$4,410	4,434	3.00%	$4,918	4,836	3.61%
State and municipal	99,245	102,453	69.38%	86,604	87,595	65.46%
Corporate bonds	2,000	1,980	1.34%	2,000	1,979	1.48%
Mortgage backed securities	35,258	35,558	24.08%	36,617	36,165	27.02%
Time deposits	3,250	3,250	2.20%	3,250	3,250	2.43%

Total	$144,163	147,675	100.00%	$133,389	133,825	100.00%

The table below summarizes the contractual maturities of securities available for sale at June 30, 2016:

	Amortized Cost	Estimated Fair Value
Due within one year	$1,273	$1,278
Due in one to five years	18,758	18,957
Due in five to ten years	13,429	13,808
Due after ten years	75,445	78,074
Mortgage backed securities	35,258	35,558

Total	$144,163	$147,675

Premises and Equipment

Premises and equipment, net, totaled $9,088 at June 30, 2016 compared to $9,196 at December 31, 2015, a net decrease of $108 or 1.2%. Asset purchases amounted to approximately $368 during the first six months of 2016 while related depreciation expense amounted to $476. At June 30, 2016, we operated from seven retail branch locations as well as two stand-alone mortgage loan production offices and one commercial loan production office. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other five bank branch locations are in Franklin, Springfield, Gallatin and Nashville, Tennessee. Our commercial loan production office is in Murfreesboro, Tennessee. As of June 30, 2016 our mortgage loan production offices were located in Tennessee cities of Brentwood and Hendersonville, as well as Timonium, Maryland. During the six months ended June 30, 2016, the Company was transitioning most of it out-of-market branches to another bank as more fully described in Note 12 in the consolidated financial statements included elsewhere herein. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At June 30, 2016, total deposits were $647,851, an increase of $7,843, or 1.2%, compared to $640,008 at December 31, 2015. During the first six months of 2016, we increased non-interest bearing demand deposits by $23.2 million, increased savings and money market deposits by $4.7 million, while time deposits decreased $10.7 million and interest-bearing demand deposits decreased $9.3 million. The primary reason for the decline in interest-bearing demand deposits was the continuing focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds.

The following table shows maturity of time deposits of $100 or more by category based on time remaining until maturity at June 30, 2016.

June 30, 2016
Twelve months or less	$83,803
Over twelve months through three years	20,576
Over three years	12,075

Total	$116,454

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of June 30, 2016. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

We were in compliance with our earnings simulation model policies as of June 30, 2016, indicating what we believe to be a fairly neutral profile.

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

At June 30, 2016, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities.

At June 30, 2016, advances totaled $124,871 compared to $135,759 as of December 31, 2015. The decline in FHLB advances is attributable to our decline in mortgage loans held for sale relating to the seasonal reduction of originations of mortgage loans and transitioning most of our out-of-market mortgage offices to another bank.

At June 30, 2016, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2016	$110,900	0.44%
2017	1,000	1.03%
2018	6,000	2.74%
2019	—	0.00%
2020	—	0.00%
Thereafter	6,971	1.94%

	$124,871	0.63%

Capital

Stockholders’ equity was $106,024 at June 30, 2016, an increase of $9,273, or 9.6%, from $96,751 at December 31, 2015. The Company raised $3.5 million of capital through the exercise of Company stock options. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital led to an increase in the Bank’s June 30, 2016 Tier 1 leverage ratio to 10.59% compared with 9.88% at December 31, 2015 (see other ratios discussed further below). Common dividends of $1,489 (declared during the fourth quarter of 2015) were paid during the six months ended June 30, 2016.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category.

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

Actual and required capital amounts and ratios are presented below as of June 30, 2016 and December 31, 2015 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Company
Common equity Tier 1	$92,488	12.56%	$37,739	5.125%	N/A	N/A
Tier I leverage	92,488	10.66%	34,705	4.00%	N/A	N/A
Tier I risk-based capital	92,488	12.56%	48,784	6.625%	N/A	N/A
Total risk-based capital	101,176	13.74%	63,511	8.625%	N/A	N/A
Bank
Common equity Tier 1	$91,834	12.49%	$37,682	5.125%	$47,792	6.50%
Tier I leverage	91,834	10.59%	34,687	4.00%	43,359	5.00%
Tier I risk-based capital	91,834	12.49%	48,711	6.625%	58,821	8.00%
Total risk-based capital	100,522	13.67%	63,424	8.625%	73,535	10.00%

December 31, 2015
Company
Common equity Tier 1	$84,608	12.02%	$31,675	4.50%	N/A	N/A
Tier I leverage	84,608	9.92%	34,116	4.00%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.00%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.00%	N/A	N/A
Bank
Common equity Tier 1	$84,196	11.97%	$31,653	4.50%	$45,720	6.50%
Tier I leverage	84,196	9.88%	34,087	4.00%	42,609	5.00%
Tier I risk-based capital	84,196	11.97%	42,204	6.00%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.00%	70,351	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

June 30, 2016
Unused lines of credit	$143,561
Standby letters of credit	10,813

Total commitments	$154,374

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

The information required by this Item 3 is discussed in Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market and Liquidity Risk” on pages 61 to 63.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Mutual Cooperation Agreement, dated March 31, 2016, by and between BBMC Mortgage, LLC and Commerce Union Bancshares, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	The documents formatted in eXtensible Business Reporting Language (XBRL) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE UNION BANCSHARES, INC.

August 12, 2016	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(Principal Executive Officer)

August 12, 2016	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)