Form 10-Q
period 2016-09-30
Commerce Union Bancshares, Inc.
filed 2016-11-10
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 9, 2016 was 7,763,453.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Commerce Union Bancshares, Inc. (the “Company,” “we,” “our,” or “us” on a consolidated basis) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this quarterly report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected. You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Factors that might cause such differences include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$34,869	$20,289
Federal funds sold	100	281

Total cash and cash equivalents	34,969	20,570
Securities available for sale	154,816	133,825
Loans, net	652,445	608,747
Mortgage loans held for sale	14,649	55,093
Accrued interest receivable	3,499	3,096
Premises and equipment, net	8,964	9,196
Restricted equity securities, at cost	7,081	6,244
Other real estate, net	—	1,149
Cash surrender value of life insurance contracts	24,633	20,077
Deferred tax assets, net	1,964	2,383
Goodwill	11,404	11,404
Core deposit intangibles	1,671	1,938
Other assets	3,925	2,682

TOTAL ASSETS	$920,020	$876,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$139,720	$111,309
Interest-bearing demand	90,205	95,397
Savings and money market deposit accounts	183,304	181,316
Time	246,627	251,986

Total deposits	659,856	640,008
Accrued interest payable	134	55
Federal Home Loan Bank advances	144,680	135,759
Dividends payable	—	1,489
Other liabilities	6,118	2,342

TOTAL LIABILITIES	810,788	779,653

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 10,000,000 shares authorized; 7,763,351 and 7,279,620 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	7,763	7,280
Additional paid-in capital	88,821	84,520
Retained earnings	11,952	4,987
Accumulated other comprehensive income (loss)	696	(36)

TOTAL STOCKHOLDERS’ EQUITY	109,232	96,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$920,020	$876,404

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$7,838	$7,866	$24,674	$19,452
Interest on investment securities, taxable	137	225	589	646
Interest on investment securities, nontaxable	578	310	1,506	791
Federal funds sold and other	103	82	298	201

TOTAL INTEREST INCOME	8,656	8,483	27,067	21,090

INTEREST EXPENSE
Deposits
Demand	46	57	137	136
Savings and money market deposit accounts	151	136	480	325
Time	430	385	1,260	1,002
Federal Home Loan Bank advances and other	194	186	581	448

TOTAL INTEREST EXPENSE	821	764	2,458	1,911

NET INTEREST INCOME	7,835	7,719	24,609	19,179
PROVISION FOR LOAN LOSSES	145	—	760	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,690	7,719	23,849	19,679

NONINTEREST INCOME
Service charges on deposit accounts	320	350	926	837
Gains on mortgage loans sold, net	551	3,454	5,675	7,987
Gain (loss) on securities transactions, net (reclassified from other comprehensive income)	296	15	356	(381)
Gain on sale of other real estate	145	1	301	1
Other	263	199	673	494

TOTAL NONINTEREST INCOME	1,575	4,019	7,931	8,938

NONINTEREST EXPENSE
Salaries and employee benefits	4,017	5,324	14,294	13,238
Occupancy	767	914	2,406	2,520
Information technology	586	655	1,849	1,516
Advertising and public relations	117	363	542	861
Audit, legal and consulting	328	565	993	1,309
Federal deposit insurance	109	93	349	276
Provision for losses on other real estate	17	—	70	110
Other operating	942	926	3,044	2,692

TOTAL NONINTEREST EXPENSE	6,883	8,840	23,547	22,522

INCOME BEFORE PROVISION FOR INCOME TAXES	2,382	2,898	8,233	6,095
INCOME TAX EXPENSE	619	558	1,775	1,644

CONSOLIDATED NET INCOME	1,763	2,340	6,458	4,451

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	605	(507)	507	(404)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,368	$1,833	$6,965	$4,047

Basic net income attributable to common shareholders, per share	$0.31	$0.26	$0.92	$0.67

Diluted net income attributable to common shareholders, per share	$0.30	$0.25	$0.91	$0.65

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income	$1,763	$2,340	$6,458	$4,451
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(122) and $285 for the three months ended September 30, 2016 and 2015, respectively, and $591 and $(509) for the nine months ended September 30, 2016 and 2015, respectively	(197)	459	952	(820)
Reclassification adjustment for (gains) losses included in net income, net of tax of $(113) and $(6) for the three months ended September 30, 2016 and 2015, respectively, and $(136) and $146 for the nine months ended September 30, 2016 and 2015, respectively	(183)	(9)	(220)	235

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(380)	450	732	(585)

TOTAL COMPREHENSIVE INCOME	$1,383	$2,790	$7,190	$3,866

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE—JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$—	$43,516
Stock based compensation expense	—	—	74	—	—	—	74
Shares retained by shareholders of
Commerce Union Bancshares, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	30,058	30	272	—	—	—	302
Stock issuance costs	—	—	(111)	—	—	—	(111)
Noncontrolling interest distributions	—	—	—	—	—	(404)	(404)
Net income	—	—	—	4,047	—	404	4,451
Other comprehensive loss	—	—	—	—	(585)	—	(585)

BALANCE—SEPTEMBER 30, 2015	7,092,294	$7,092	$83,198	$4,948	$(835)	$—	$94,403

BALANCE—JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$—	$96,751
Stock based compensation expense	—	—	168	—	—	—	168
Exercise of stock options	461,931	462	4,154	—	—	—	4,616
Restricted stock awards	23,800	23	(23)	—	—	—	—
Restricted stock forfeiture	(2,000)	(2)	2	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	507	507
Net income (loss)	—	—	—	6,965	—	(507)	6,458
Other comprehensive income	—	—	—	—	732	—	732

BALANCE—SEPTEMBER 30, 2016	7,763,351	$7,763	$88,821	$11,952	$696	$—	$109,232

See accompanying notes to consolidated financial statements

8

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2016	2015
OPERATING ACTIVITIES
Consolidated net income	$6,458	$4,451
Adjustments to reconcile consolidated net income to net cash provided (used) in operating activities
Provision for loan losses	760	(500)
Deferred income tax expense	(36)	796
Depreciation and amortization of premises and equipment	728	639
Net amortization of securities	1,117	794
Net realized (gains) losses on sales of securities	(356)	381
Gains on mortgage loans sold, net	(5,675)	(7,987)
Stock-based compensation expense	168	74
Gain on sale of other real estate	(301)	(1)
Provision for losses on other real estate	70	110
Increase in cash surrender value of life insurance contracts	(556)	(378)
Mortgage loans originated for resale	(137,667)	(280,739)
Proceeds from sale of mortgage loans	183,786	270,621
Amortization of core deposit intangible	267	210
Change in
Accrued interest receivable	(403)	(114)
Other assets	(736)	(3,292)
Accrued interest payable	79	6
Other liabilities	2,610	946

TOTAL ADJUSTMENTS	43,855	(18,434)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,313	(13,983)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(47,391)	(55,704)
Sales	20,036	5,466
Maturities, prepayments and calls	8,038	4,545
Activities in held to maturity securities
Sales	—	20,649
Purchases of restricted equity securities	(837)	(614)
Loan originations and payments, net	(44,458)	(28,187)
Purchase of buildings, leasehold improvements, and equipment	(496)	(820)
Proceeds from sale of other real estate	1,314	567
Improvement of other real estate	(16)	—
Purchase of life insurance contracts	(4,000)	(4,000)
Cash received in merger	—	12,378

NET CASH USED IN INVESTING ACTIVITIES	(67,810)	(45,720)

FINANCING ACTIVITIES
Net change in deposits	19,848	26,830
Net change in federal funds purchased	—	(6,651)
Advances from Federal Home Loan Bank, net	8,921	61,290
Issuance of common stock	4,616	302
Stock issuance costs	—	(111)
Noncontrolling interest contributions received	—	305
Cash dividends paid on common stock	(1,489)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,896	81,965

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,399	22,262
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	20,570	11,147

CASH AND CASH EQUIVALENTS—END OF PERIOD	$34,969	$33,409

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$2,379	$1,905
Taxes	2,537	$3,328
Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$1,187	$(879)
Change in due to/from noncontrolling interest	507	$(709)

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive and terminated in September 2016) and Reliant Investments, LLC (inactive and terminated in September 2016), and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

The consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, included herein have not been audited. See Note 11 related to the business combination occurring during 2015 and the related financial presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$1,914	$24	$—	$1,938
State and municipal	123,445	3,070	(374)	126,141
Corporate bonds	2,000	6	(17)	1,989
Mortgage backed securities	21,336	239	(77)	21,498
Time deposits	3,250	—	—	3,250

Total	$151,945	$3,339	$(468)	$154,816

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,918	$1	$(83)	$4,836
State and municipal	86,604	1,262	(271)	87,595
Corporate bonds	2,000	5	(26)	1,979
Mortgage backed securities	36,617	63	(515)	36,165
Time deposits	3,250	—	—	3,250

Total	$133,389	$1,331	$(895)	$133,825

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

On January 16, 2015, the Company sold $20,806 of securities that were classified as held to maturity and recognized a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

Securities pledged at September 30, 2016 and December 31, 2015 had a carrying amount of $38,615 and $39,815, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at September 30, 2016 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$935	$940
Due in one to five years	20,339	20,554
Due in five to ten years	10,081	10,437
Due after ten years	99,254	101,387
Mortgage backed securities	21,336	21,498

	$151,945	$154,816

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal	29,248	363	1,132	11	30,380	374
Corporate bonds	—	—	983	17	983	17
Mortgage backed securities	7,315	61	1,299	16	8,614	77

Total temporarily impaired	$36,563	$424	$3,414	$44	$39,977	$468

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 55 and 105 securities in an unrealized loss position as of September 30, 2016 and December 31, 2015, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2016 and December 31, 2015 were comprised as follows:

	September 30, 2016	December 31, 2015
Commerical, Industrial and Agricultural	$133,382	$143,770
Real Estate
1-4 Family Residential	111,708	110,736
1-4 Family HELOC	53,994	49,665
Multifamily and Commercial	217,166	202,736
Construction, Land Development and Farmland	113,935	89,763
Consumer	17,630	15,271
Other	14,264	5,556

	662,079	617,497
Less
Deferred loan fees	833	927
Allowance for possible loan losses	8,801	7,823

Loans, net	$652,445	$608,747

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(84)	—	—	(25)
Recoveries	250	3	5	66
Provision	(109)	84	816	(97)

Ending balance	$2,255	$2,678	$1,715	$1,158

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	—	—	(19)	(128)
Recoveries	9	13	—	346
Provision	26	16	24	760

Ending balance	$734	$221	$40	$8,801

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	252	386	5	11
Provision	(476)	(179)	57	419

Ending balance	$1,960	$2,277	$804	$1,072

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	(6)	(15)	—	—	(21)
Recoveries	25	—	—	—	679
Provision	(237)	(2)	6	(88)	(500)

Ending balance	$636	$164	$8	$590	$7,511

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$681	$—	$17	$27
Acquired with credit impairment	6	—	—	—
Collectively evaluated for impairment	1,568	2,678	1,698	1,131

Total	$2,255	$2,678	$1,715	$1,158

Loans
Individually evaluated for impairment	$7,215	$2,081	$2,547	$2,060
Acquired with credit impairment	334	3,892	1,480	90
Collectively evaluated for impairment	125,833	211,193	109,908	109,558

Total	$133,382	$217,166	$113,935	$111,708

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$122	$—	$—	$847
Acquired with credit impairment	—	—	—	6
Collectively evaluated for impairment	612	221	40	7,948

Total	$734	$221	$40	$8,801

Loans
Individually evaluated for impairment	$1,637	$—	$—	$15,540
Acquired with credit impairment	17	—	—	5,813
Collectively evaluated for impairment	52,340	17,630	14,264	640,726

Total	$53,994	$17,630	$14,264	$662,079

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Non-accrual loans by class of loan were as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Commercial, Industrial and Agricultural	$3,402	$947
Multi Family and Commercial Real Estate	651	713
Construction, Land Development and Farmland	730	158
1-4 Family Residential Real Estate	327	2,109
1-4 Family HELOC	1,012	1,077

Total	$6,122	$5,004

Individually impaired loans by class of loans were as follows at September 30, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$8,275	$5,536	$2,013	$7,549	$687
Multi Family and Commercial Real Estate	6,815	5,973	—	5,973	—
Construction, Land Development and Farmland	4,128	3,856	171	4,027	17
1-4 Family Residential Real Estate	2,511	2,123	27	2,150	27
1-4 Family HELOC	2,228	1,258	396	1,654	122

Total	$23,957	$18,746	$2,607	$21,353	$853

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi Family and Commercial Real Estate	6,958	5,452	713	6,165	11
Construction, Land Development and Farmland	1,831	1,496	224	1,720	22
1-4 Family Residential Real Estate	3,763	3,009	372	3,381	241
1-4 Family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

The average balances of impaired loans for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Commercial, Industrial and Agricultural	$6,143	$3,141
Multi Family and Commercial Real Estate	6,074	3,386
Construction, Land Development and Farmland	3,047	882
1-4 Family Residential Real Estate	2,879	3,892
1-4 Family HELOC	1,944	2,146

Total	$20,087	$13,447

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at September 30, 2016:

	Commercial	Multi Family and	Construction
	Industrial and	Commercial	Land Development
	Agricultural	Real Estate	and Farmland
Pass (grades 1-5)	$126,539	$213,399	$109,679
Special Mention	1,207	—	1,650
Substandard	5,636	3,767	2,606

Total	$133,382	$217,166	$113,935

		1-4 Family
		Residential Real
	Consumer and Other	Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$31,894	$108,176	$52,357	$642,044
Special Mention	—	1,433	—	4,290
Substandard	—	2,099	1,637	15,745

Total	$31,894	$111,708	$53,994	$662,079

Credit quality indicators by class of loan were as follows at December 31, 2015:

	Commercial	Multi Family and	Construction
	Industrial and	Commercial	Land Development
	Agricultural	Real Estate	and Farmland
Pass (grades 1-5)	$141,119	$198,143	$89,521
Special Mention	1,415	2,397	—
Substandard	1,236	2,196	242

Total	$143,770	$202,736	$89,763

		1-4 Family
		Residential Real
	Consumer and Other	Estate	1-4 Family HELOC	Total
Pass (grades 1-5)	$20,827	$107,331	$47,504	$604,445
Special Mention	—	—	—	3,812
Substandard	—	3,405	2,161	9,240

Total	$20,827	$110,736	$49,665	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due and accrual status by class of loan was as follows at September 30, 2016:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due
Commercial, Industrial and Agricultural	$26	$—	$—	$26
Multi family and Commercial Real Estate	1,430	—	—	1,430
Construction, Land Development and Farmland	191	—	—	191
1-4 Family Residential Real Estate	—	—	—	—
1-4 Family HELOC	—	—	—	—
Consumer	8	—	—	8
Other	—	—	—	—

Total	$1,655	$—	$—	$1,655

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial, Industrial and Agricultural	$129,954	$26	$3,027	$375	$133,382
Multi family and Commercial Real Estate	215,085	1,430	651	—	217,166
Construction, Land Development and Farmland	113,014	191	101	629	113,935
1-4 Family Residential Real Estate	111,381	—	57	270	111,708
1-4 Family HELOC	52,982	—	866	146	53,994
Consumer	17,622	8	—	—	17,630
Other	14,264	—	—	—	14,264

Total	$654,302	$1,655	$4,702	$1,420	$662,079

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

There were no loans past due 90 days or more and still accruing interest at September 30, 2016 or December 31, 2015.

During the nine months ended September 30, 2016, loans totaling approximately $1,700 were modified in troubled debt restructurings. The modifications consisted of changes in payment terms and extension of maturity dates. The modifications had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the loans was as follows at September 30, 2016:

Commercial, Industrial and Agricultural	$392
Multi Family and Commercial Real Estate	4,428
Construction, Land Development and Farmland	1,571
1-4 Family Residential Real Estate	93
1-4 Family HELOC	37

Total outstanding balance	6,521
Less remaining purchase discount	708

5,813
Allowance for loan losses	6

Carrying amount, net of allowance	$5,807

During the nine months ended September 30, 2016, the allowance for loan losses related to purchased credit impaired loans decreased by $241.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the nine months ended September 30, 2016:

Balance at January 1, 2016	$233
Accretion income	(85)

Balance at September 30, 2016	$148

During the nine months ended September 30, 2016, loans with non-accretable purchase discounts totaling $708 were paid in full resulting in the recognition of the discounts in interest income.

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

There were no changes in valuation methodologies used during the nine months ended September 30, 2016.

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2016 and December 31, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,938	$—	$1,938	$—
State and municipal	126,141	—	126,141	—
Corporate bonds	1,989	—	1,989	—
Mortgage backed securities	21,498	—	21,498	—
Time deposits	3,250	3,250	—	—
Liabilities
Interest rate swap	$1,743	$—	$1,743	$—
December 31, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,836	$—	$4,836	$—
State and municipal	87,595	—	87,595	—
Corporate bonds	1,979	—	1,979	—
Mortgage backed securities	36,165	—	36,165	—
Time deposits	3,250	3,250	—	—
Interest rate swap	77	—	77	—
Liabilities
Interest rate swap	$572	$—	$572	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2016 and December 31, 2015:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets
Impaired loans	$1,754	$—	$—	$1,754
December 31, 2015
Assets
Impaired loans	$2,486	$—	$—	$2,486
Other real estate owned	1,149	—	—	1,149

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2016 and December 31, 2015:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments at September 30, 2016 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$34,869	$34,869	$34,869	$—	$—
Federal funds sold	100	100	100	—	—
Loans, net	652,445	655,257	—	—	655,257
Mortgage loans held for sale	14,649	14,649	—	—	14,649
Accrued interest receivable	3,499	3,499	—	3,499	—
Restricted equity securities	7,081	7,081	—	7,081	—
Financial liabilities
Deposits	659,856	659,809	—	—	659,809
Accrued interest payable	134	134	—	134	—
Federal Home Loan Bank advances	144,680	145,032	—	145,032	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,289	$20,289	$20,289	$—	$—
Federal funds sold	281	281	281	—	—
Loans, net	608,747	611,628	—	—	611,628
Mortgage loans held for sale	55,093	55,093	—	—	55,093
Accrued interest receivable	3,096	3,096	—	3,096	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	640,008	639,746	—	—	639,746
Accrued interest payable	55	55	—	55	—
Federal Home Loan Bank advances	135,759	136,138	—	136,138	—

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

A summary of the activity in the stock option plans for the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2016	708,921	$10.73
Granted	39,500	15.27
Exercised	(461,931)	10.03
Forfeited or expired	(31,991)	10.37

Outstanding at September 30, 2016	254,499	12.75	5.39	$1,796

Exercisable at September 30, 2016	157,899	11.93	3.27	$1,242

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2016	84,160	$2.90
Granted	39,500	3.82
Vested	(22,260)	2.75
Forfeited	(4,800)	2.92

Non-vested options at September 30, 2016	96,600	3.31

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 5 - STOCK-BASED COMPENSATION (CONTINUED)

The fair values of stock options granted during the nine months ended September 30, 2016 were determined using the following assumptions as of the grant date:

Risk-free interest rate	1.33% - 1.94%
Expected term	6.5 - 10 years
Expected stock price volatility	21% - 24%
Dividend yield	1.40% - 1.57%

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2016, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Actual and required capital amounts and ratios are presented below as of September 30, 2016 and December 31, 2015.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Company
Tier I leverage	$96,129	11.03%	$34,861	4.000%	N/A	N/A
Common equity tier 1	96,129	13.07%	37,694	5.125%	N/A	N/A
Tier I risk-based capital	96,129	13.07%	48,726	6.625%	N/A	N/A
Total risk-based capital	104,930	14.26%	63,466	8.625%	N/A	N/A
Bank
Tier I leverage	$95,264	10.94%	$34,831	4.000%	$43,539	5.00%
Common equity tier 1	95,264	12.96%	37,672	5.125%	47,779	6.50%
Tier I risk-based capital	95,264	12.96%	48,698	6.625%	58,805	8.00%
Total risk-based capital	104,065	14.16%	63,387	8.625%	73,492	10.00%
December 31, 2015
Company
Tier I leverage	$84,608	9.92%	$34,116	4.000%	N/A	N/A
Common equity tier 1	84,608	12.02%	31,675	4.500%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.000%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.000%	N/A	N/A
Bank
Tier I leverage	$84,196	9.88%	$34,087	4.000%	$42,609	5.00%
Common equity tier 1	84,196	11.97%	31,653	4.500%	45,720	6.50%
Tier I risk-based capital	84,196	11.97%	42,204	6.000%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.000%	70,351	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic EPS Computation
Net income attributable to common shareholders	$2,368	$1,833	$6,965	$4,047
Weighted average common shares outstanding	7,651,549	7,086,798	7,542,573	6,059,257

Basic earnings per common share	$0.31	$0.26	$0.92	$0.67

Diluted EPS Computation
Net income attributable to common shareholders	$2,368	$1,833	$6,965	$4,047
Weighted average common shares outstanding	7,651,549	7,086,798	7,542,573	6,059,257
Dilutive effect of stock options and restricted shares	117,243	199,271	97,674	185,990

Adjusted weighted average common shares outstanding	7,768,792	7,286,069	7,640,247	6,245,247

Diluted earnings per common share	$0.30	$0.25	$0.91	$0.65

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended
	September 30, 2016
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Net interest income	$7,750	$85	$7,835
Provision for loan losses	145	—	145
Noninterest income	1,024	551	1,575
Noninterest expense	5,600	1,283	6,883
Income tax expense (benefit)	661	(42)	619

Net income (loss)	2,368	(605)	1,763
Noncontrolling interest in net loss of subsidiary	—	605	605

Net income attributable to common shareholders	$2,368	$—	$2,368

	Three Months Ended
	September 30, 2015
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Net interest income	$7,336	$383	$7,719
Provision for loan losses	—	—	—
Noninterest income	564	3,455	4,019
Noninterest expense	5,361	3,479	8,840
Income tax expense (benefit)	706	(148)	558

Net income	1,833	507	2,340
Noncontrolling interest in net income of subsidiary	—	(507)	(507)

Net income attributable to common shareholders	$1,833	$—	$1,833

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

	Nine Months Ended
	September 30, 2016
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Net interest income	$24,082	$527	$24,609
Provision for loan losses	760	—	760
Noninterest income	2,253	5,678	7,931
Noninterest expense	16,800	6,747	23,547
Income tax expense	1,810	(35)	1,775

Net income (loss)	6,965	(507)	6,458
Noncontrolling interest in net income of subsidiary	—	507	507

Net income attributable to common shareholders	$6,965	$—	$6,965

	Nine Months Ended
	September 30, 2015
		Residential
		Mortgage
	Retail Banking	Banking	Consolidated
Net interest income	$18,304	$875	$19,179
Provision for loan losses	(500)	—	(500)
Noninterest income	950	7,988	8,938
Noninterest expense	13,915	8,607	22,522
Income tax expense	1,792	(148)	1,644

Net income	4,047	404	4,451
Noncontrolling interest in net loss of subsidiary	—	(404)	(404)

Net income attributable to common shareholders	$4,047	$—	$4,047

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 9 - DERIVATIVES

During the nine months ended September 30, 2015, the Company entered into swap agreements totaling $6,300 to effectively convert fixed municipal security yields to floating rates. This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 million at September 30, 2016 and December 31, 2015. At September 30, 2016, the contracts had fair values totaling $1,743 recorded in other liabilities. At December 31, 2015, the contracts had fair values totaling $77 recorded in other assets and $572 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At September 30, 2016, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

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

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This did not have a significant impact on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

ASU 2016-02,”Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective on January 1, 2017 with early adoption permitted. The Company has elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of approximately $531 related to the exercise of stock options during the nine months ended September 30, 2016.

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - BUSINESS COMBINATION (CONTINUED)

Actual data for the nine months ended September 30, 2016 and comparative proforma data for the nine months ended September 30, 2015 in the table below presents information as if the merger occurred on January 1, 2015:

	Nine Months Ended
	September 30,
	2016	2015
Net interest income	$24,609	$22,160
Net income attributable to common shareholders	6,965	4,693
Earnings per share—basic	0.92	0.66
Earnings per share—diluted	0.91	0.64

Proforma information for the nine months ended September 30, 2015 includes $840 of nonrecurring merger related costs.

NOTE 12 - MORTGAGE OPERATIONS

During the second quarter of 2016, the Company began transitioning most of its out-of-market branches to another bank and closed its Florida office. On April 5, 2016, the Bank entered into an agreement with BBMC Mortgage, LLC (“BBMC”), a wholly owned subsidiary of Bridgeview Bank Group. Under this agreement, the Bank ceased operations of its mortgage lending offices in Illinois, Ohio and Kentucky, and a support office in Brentwood, Tennessee. Employees of the Bank in these locations became employees of BBMC, and BBMC assumed certain lease obligations of the Bank in connection with these locations. The employees who transitioned from the Bank to BBMC did not have non-compete agreements with the Bank and were released from any existing non-solicitation agreements, provided that no customers for whom the Bank has funded residential mortgage loans will be refinanced by BBMC for a minimum period of 180 days from funding. Furthermore, BBMC will not solicit any Bank employees other than the employees at these locations. The transition of these offices and related personnel was completed on April 30, 2016. The Company received no consideration in connection with the agreement.

NOTE 13 - GAIN CONTINGENCY

In September 2016, as part of a plea agreement, a federal court ordered restitution of $935 to the Company related to loans made in reliance on fraudulent or inaccurate loan application data provided by a borrower who is now a defendant in a federal criminal proceeding. The amount of restitution will represent loan recoveries of $794 and interest income of $141. The funds are currently being held in escrow pending final sentencing that is scheduled for December. Should the Judge not approve the plea agreement, the amount of restitution could be affected. Therefore, the Company will not recognize any amount in the consolidated financial statements until it is received.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our Annual Report on Form 10-K filed March 28, 2016. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and nine months ended September 30, 2016, and the three months ended September 30, 2015, include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive and terminated in September 2016) and Reliant Investments, LLC (inactive and terminated in September 2016), and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the nine months ended September 30, 2015 include the accounts of the Company after the reverse merger described below for the six months ended September 30, 2015 and the accounts of Reliant Bank only, with its wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. As described in the notes to our consolidated financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of September 30, 2016, the cumulative losses to date totaled $2,865. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union Bancshares, Inc. in this transaction. As a result of the Merger, the historical financial statements for the nine months ended September 30, 2015, of the Company include the historical financial statements of Reliant Bank for the three months ended March 31, 2015 and Commerce Union Bancshares, Inc. for the six months ended September 30, 2015. The assets and liabilities of Commerce Union Bancshares, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Commerce Union Bancshares, Inc. were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union Bancshares, Inc. beginning on April 1, 2015.

Merger expenses totaled $14 and $74 for the three and nine months ended September 30, 2016, respectively, compared to $214 and $840 for the three and nine months ended September 30, 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

Earnings

Net income attributable to shareholders amounted to $2,368 and $6,965, or $0.31 and $0.92 per basic share for the three and nine months ended September 30, 2016, respectively, compared to $1,833 and $4,047, or $0.26 and $0.67 per basic share for the same periods in 2015. Diluted net income attributable to shareholders per share was $0.30 and $0.91 per diluted share and $0.25 and $0.65 per diluted share for the three and nine months ended September 30, 2016, and 2015, respectively. The largest components of the improvement from the previous three and nine months include a 1.50% and 28.31%, respectively, increase in net interest income of $116 and $5,430, respectively, and a decrease in non-interest expenses of $1,957 for the three months ended September 30, 2016 compared to the same period in 2015. The largest factors offsetting the improvement was a decrease in non-interest income of $2,444 and $1,007 for the three and nine months ended September 30, 2016, and an increase in non-interest expense of $1,025 for the nine months ended September 30, 2016 compared to the same periods in 2015.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2016, and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$649,778	4.57	$7,277	$582,145	4.75	$6,969	$1,813	$(1,505)	$308
Loan fees	—	0.28	452	—	0.29	424	28	—	28

Loans with fees	649,778	4.85	7,729	582,145	5.04	7,393	1,841	(1,505)	336
Mortgage loans held for sale	12,804	3.39	109	47,521	3.95	473	(305)	(59)	(364)
Federal funds sold	1,434	0.55	2	127	18.74	6	38	(42)	(4)
Deposits with banks	20,439	0.37	19	22,715	0.17	10	(7)	16	9
Investment securities—taxable	33,512	1.63	137	49,103	1.82	225	(66)	(22)	(88)
Investment securities—tax-exempt	111,448	3.33	578	68,284	2.73	310	199	69	268
Other	7,072	4.61	82	5,418	4.83	66	35	(19)	16

Total earning assets	836,487	4.37	8,656	775,313	4.42	8,483	1,735	(1,562)	173

Nonearning assets	48,640			47,915

	$885,127			$823,228

Interest bearing liabilities
Interest bearing demand	$89,572	0.20	46	102,110	0.22	57	(6)	(5)	(11)
Savings and money market	179,816	0.33	151	173,651	0.31	136	5	10	15
Time deposits—retail	143,344	0.73	262	140,894	0.74	262	16	(16)	—
Time deposits—wholesale	94,239	0.71	168	88,075	0.55	123	9	36	45

Total interest bearing deposits	506,971	0.49	627	504,730	0.45	578	24	25	49
Federal Home Loan Bank advances and other	132,876	0.58	194	129,024	0.57	186	5	3	8

Total interest-bearing liabilities	639,847	0.51	821	633,754	0.48	764	29	28	57

Net interest rate spread (%) / Net Interest Income ($)		3.86	$7,835		3.94	$7,719	$1,706	$(1,590)	$116

Non-interest bearing deposits	134,343	(0.09)		93,267	(0.06)
Other non-interest bearing liabilities	4,159			3,177
Stockholder’s equity	106,778			93,030

	$885,127			$823,228

Cost of funds		0.42			0.42

Net interest margin		3.98			4.03

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$635,055	4.87	$22,603	$488,421	4.75	$17,345	$4,850	$408	$5,258
Loan fees	—	0.30	1,408	—	0.28	1,032	376	—	376

Loans with fees	635,055	5.17	24,011	488,421	5.03	18,377	5,226	408	5,634
Mortgage loans held for sale	24,351	3.64	663	35,554	4.04	1,075	(314)	(98)	(412)
Federal funds sold	700	0.57	3	440	3.04	10	6	(13)	(7)
Deposits with banks	20,646	0.35	54	21,327	0.17	27	(1)	28	27
Investment securities—taxable	43,840	1.79	589	45,302	1.91	646	(19)	(38)	(57)
Investment securities—tax-exempt	98,560	3.33	1,506	58,779	2.73	791	540	175	715
Other	6,747	4.77	241	4,688	4.68	164	74	3	77

Total earning assets	829,899	4.60	27,067	654,511	4.39	21,090	5,512	465	5,977

Nonearning assets	49,350			35,441

	$879,249			$689,952

Interest bearing liabilities
Interest bearing demand	$89,604	0.20	137	85,554	0.21	136	10	(9)	1
Savings and money market	188,387	0.34	480	152,764	0.28	325	81	74	155
Time deposits—retail	142,602	0.70	747	107,692	0.78	625	223	(101)	122
Time deposits—wholesale	105,188	0.65	513	94,593	0.53	377	45	91	136

Total interest bearing deposits	525,781	0.48	1,877	440,603	0.44	1,463	359	55	414
Federal Home Loan Bank advances and other	121,999	0.64	581	93,470	0.64	448	133	—	133

Total interest-bearing liabilities	647,780	0.51	2,458	534,073	0.48	1,911	492	55	547

Net interest rate spread (%) / Net Interest Income ($)		4.09	$24,609		3.91	$19,179	$5,020	$410	$5,430

Non-interest bearing deposits	123,526	(0.08)		77,592	(0.06)
Other non-interest bearing liabilities	4,846			2,317
Stockholder’s equity	103,097			75,970

	$879,249			$689,952

Cost of funds		0.43			0.42

Net interest margin		4.20			4.00

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Yields computed on tax-exempt instruments are on a tax equivalent basis. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and nine months ended September 30, 2016, we recorded net interest income of approximately $7.8 million and $24.6 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.98% and 4.20%, respectively. For the three and nine months ended September 30, 2015, we recorded net interest income of approximately $7.7 million and $19.2 million, respectively, which resulted in a net interest margin of 4.03% and 4.00%, respectively. For the three and nine months ended September 30, 2016 and 2015, our net interest spread was 3.86% and 4.09%, respectively and 3.94% and 3.91%, respectively. During the nine months ended September 30, 2016, a contributing factor to the increase in our net interest income was the payoff of a loan previously carried as purchase credit impaired. The payoff resulted in a $619 increase in our net interest income for the period. This was partially offset by a $165 reversal of interest due to nonaccrual loans.

Our year-over-year average loan volume increased by approximately 30.0% from the first nine months of 2015 to the first nine months of 2016. Our combined loan and loan fee yield increased from 5.03% to 5.17% for the first nine months of 2015 compared to 2016, respectively, while our combined loan and loan fee yield decreased from 5.04% to 4.85% for the three months ended September 30, 2015 to 2016, respectively.

Our cost of funds increased from 0.42% to 0.43% for the nine months ended September 30, 2015 compared to the same period in 2016, respectively. Our cost of funds remained constant at 0.42% for the three months ended September 30, 2015 and 2016. Our cost of interest-bearing liabilities has held fairly constant over the periods presented. We also experienced a 44.0% increase in our average non-interest bearing deposits from the three months ended September 30, 2015 to 2016, and a 59.2% increase in our average non-interest bearing deposits from the nine months ended September 30, 2015 to 2016. These increases were the result of the Merger that occurred on April 1, 2015 and our continuing initiative to grow low cost core deposits.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2016. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $145 and $760, respectively, for the three and nine months ended September 30, 2016, compared to no provision for loan losses for the three months ended September 30, 2015 and a negative provision for loan losses of $500 for the nine months ended September 30, 2015. Our provision increase was primarily the result of loan growth that we have experienced. The lower provision for loan losses (including the negative provision) experienced in the prior year was due to the continued improvement of credit-quality factors in our loan portfolio, continued recoveries and low charge-offs.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$320	$350	$(30)	-8.6%
Securities gains (losses), net	296	15	281	1873.3%
Gains on mortgage loans sold, net	551	3,454	(2,903)	-84.0%
Gain on sale of other real estate	145	1	144	14400.0%
Other noninterest income:
Bank-owned life insurance	194	162	32	19.8%
Brokerage revenue	40	3	37	1233.3%
Rental income	—	—	—	0.0%
Miscellaneous noninterest income, net	29	34	(5)	-14.7%

Total other non-interest income	263	199	64	32.2%

Total non-interest income	$1,575	$4,019	$(2,444)	-60.8%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$926	$837	$89	10.6%
Securities gains (losses), net	356	(381)	737	-193.4%
Gains on mortgage loans sold, net	5,675	7,987	(2,312)	-28.9%
Gain on sale of other real estate	301	1	300	30000.0%
Other noninterest income:
Bank-owned life insurance	557	378	179	47.4%
Brokerage revenue	67	10	57	570.0%
Rental income	2	6	(4)	-66.7%
Miscellaneous noninterest income, net	47	100	(53)	-53.0%

Total other non-interest income	673	494	179	36.2%

Total non-interest income	$7,931	$8,938	$(1,007)	-11.3%

The most significant reason for the increases during the nine months ended September 30, 2016 compared to 2015 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest income and additional reasons for fluctuations during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses will fluctuate from period to period and are often attributable to various balance sheet risk strategies. During the nine months ended September 30, 2016, the Company sold securities classified as available for sale totaling $20,036, including $18,978 sold during the third quarter of 2016. The Company recognized a gain on sales of securities classified as available for sale of $296 and $356 for the three and nine months ended September 30, 2016, respectively. Proceeds from sales during the third quarter of 2016 were reinvested in higher yielding securities with comparable interest rate and credit risk. During the nine months ended September 30, 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $381. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur to our mortgage operations. Gains on mortgage loans sold, net, amounted to $551 and $5,675 for the three and nine months ended September 30, 2016, compared to $3,454 and $7,987 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. We completed the transition of a majority of our out-of-market mortgage loan production offices during the three months ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during the nine month period ended September 30, 2016 was directly attributable to the transition.

During the three and nine months ended September 30, 2016, we recognized a gain on sale of other real estate of $145 and $301, respectively. During the nine months ended September 30, 2016, we sold the remaining two properties in our other real estate portfolio, of which one was sold during the third quarter of 2016. Also, we recognized a gain previously deferred related to the payoff of a loan financing a previous other real estate sale.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $194 and $557 for the three and nine months ended September 30, 2016, compared to $162 and $378 for the three and nine months ended September 30, 2015. For the nine months ended September 30, 2016 compared to the same period in 2015, the increase in earnings on these bank-owned life insurance policies primarily resulted from the Merger effective April 1, 2015. At the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. Also, during the nine months ended September 30, 2016, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$4,017	$5,324	$(1,307)	-24.5%
Occupancy	767	914	(147)	-16.1%
Information technology	586	655	(69)	-10.5%
Advertising and public relations	117	363	(246)	-67.8%
Audit, legal and consulting	328	565	(237)	-41.9%
Federal deposit insurance	109	93	16	17.2%
Provision for losses on other real estate	17	—	17	100.0%
Other operating	942	926	16	1.7%

Total non-interest expense	$6,883	$8,840	$(1,957)	-22.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$14,294	$13,238	$1,056	8.0%
Occupancy	2,406	2,520	(114)	-4.5%
Information technology	1,849	1,516	333	22.0%
Advertising and public relations	542	861	(319)	-37.0%
Audit, legal and consulting	993	1,309	(316)	-24.1%
Federal deposit insurance	349	276	73	26.4%
Provision for losses on other real estate	70	110	(40)	-36.4%
Other operating	3,044	2,692	352	13.1%

Total non-interest expense	$23,547	$22,522	$1,025	4.6%

The most significant reason for the changes during the nine months ended September 30, 2016 and 2015 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Salaries and employee benefits decreased for the three months ended September 30, 2016 compared to the same period in 2015 and increased for the nine months ended September 30, 2016 compared to the same period in 2015. The primary reason for the change during the nine month period ended September 30, 2016 compared to the same period in 2015 was a result of the Merger effective April 1, 2015. The decrease during the three months ended September 30, 2016 compared to the same period in 2015 was a result of a decrease in compensation due to transitioning several of our out-of-market mortgage offices to another bank. The decrease was partially offset by general increases in compensation for our other staff.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs decreased during the nine months ended September 30, 2016 compared to the same period in 2015. During the three months ended September 30, 2016 compared to the same period in 2015, occupancy costs decreased. These decreases are due to transitioning several of our out-of-market mortgage offices to another bank. These decreases were partially offset by inflationary increases in the lease of our Franklin operations center as well as increases in rent for other mortgage loan production offices.

Information technology costs increased when comparing the nine months ended September 30, 2016 to the similar period of 2015, substantially due to the Merger effective April 1, 2015. Information technology costs decreased when comparing the three months ended September 30, 2016 to the similar period of 2015. The Company operated on two core data processing systems until mid-November 2015 when the conversion to one core system occurred. Since November 2015, core service costs have declined as a result of this conversion. The decline for the third quarter of 2016 compared to the same period of 2015 was partially offset by purchases of other information technology products and services during the three and nine months ended September 30, 2016.

Advertising and public relations costs decreased when comparing the three and nine months ended September 30, 2016 to similar periods of 2015, by $246 and $319, respectively. The decrease is primarily due to transitioning several of our out-of-market mortgage offices to another bank. These decreases have been partially offset by cost increases attributable to our current customer acquisition strategy.

Audit, legal and consulting costs decreased in the three and nine months ended September 30, 2016 compared to similar periods of 2015 due to a reduction in merger-related expenses offset partially by increased costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to the Merger effective April 1, 2015. The remainder of the increase for the nine months and the increase for the three month ended September 30, 2016 compared to the same periods in 2015 relates to our increase in average liabilities which is the base for determining our premiums. The costs associated with the increase in average liabilities was slightly offset by an improved combined rate post-merger.

We recorded a provision for losses on other real estate of $17 and $70 for the three and nine months ended September 30, 2016. These provisions related to one property held in our other real estate portfolio. As mentioned previously, this remaining property was sold during the third quarter of 2016. We recorded no provision during the three months ended September 30, 2015 and a provision of $110 for the nine months ended September 30, 2015 relating to one property that was held in our other real estate portfolio.

Other operating expenses increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015 mainly due to the Merger effective April 1, 2015. These increases were partially offset by decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank.

Income Taxes

During the three and nine months ended September 30, 2016, we recorded income tax expense of $619 and $1,775, respectively, compared to $558 and $1,644, respectively, for the three and nine months ended September 30, 2015. The Company files separate Federal tax returns for the operations of the banking and mortgage banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense for the three and nine months ended September 30, 2016, reflects an effective income tax rate of 21.8% (exclusive of a tax benefit from our mortgage banking operations of $42 on pre-tax loss of $647) and 20.6% (exclusive of a tax benefit from our mortgage banking operations of $35 on pre-tax loss of $542), respectively, compared to 27.8% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $359) and 30.7% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $256) for the comparable periods of 2015. During the three and nine months ended September 30, 2016, the Company recognized excess tax benefits of $107 and $531, respectively, related to the exercise of stock options, thereby reducing our effective tax rate as compared to the three and nine months ended September 30, 2015. Also, during the nine months ended September 30, 2016, the Bank entered into an interest-free loan agreement and recognizes a state tax credit in the amount of $217 each quarter beginning in the second quarter of 2016. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the three and nine months ended September 30, 2016, the Company was transitioning most of its out-of-market mortgage offices to another bank (see Note 12 to the consolidated financial statements included elsewhere herein). The venture incurred net losses of $605 and $507, respectively, during the three and nine months ended September 30, 2016, compared to net income of $507 and $404, respectively, for the three and nine months ended September 30, 2015. These amounts are included in our consolidated results. See Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets were $920,020 at September 30, 2016 and $876,404 at December 31, 2015. Our assets increased by 5.0% from December 31, 2015 to September 30, 2016. The increase in assets from December 31, 2015 to September 30, 2016, was substantially attributable to an increase in cash and cash equivalents of $14.4 million; an increase in net loans of approximately $43.7 million, discussed further below; a net increase in our securities portfolio of $21.0 million discussed further below; and a $4.6 million increase in bank-owned life insurance. These increases were offset by a decrease in our mortgage loans held for sale of $40.4 million. The Company’s total liabilities were $810,788 at September 30, 2016 and $779,653 at December 31, 2015, an increase of 4.0%. The increase in total liabilities from December 31, 2015 to September 30, 2016, was substantially attributable to an increase in total deposits of $19.8 million and an increase in Federal Home Loan Bank advances of $8.9 million. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at September 30, 2016, and December 31, 2015, were $652,445 and $608,747, respectively. This represented an increase of 7.2% from December 31, 2015 to September 30, 2016.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	September 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$133,382	20.1%	$143,770	23.3%
Real estate:
1-4 Family Residential	111,708	16.9%	110,736	17.9%
1-4 Family HELOC	53,994	8.2%	49,665	8.0%
Multifamily and Commercial	217,166	32.8%	202,736	32.8%
Construction, Land Development and Farmland	113,935	17.2%	89,763	14.6%
Consumer	17,630	2.7%	15,271	2.5%
Other	14,264	2.1%	5,556	0.9%

	662,079	100.0%	617,497	100.0%
Less:
Deferred loan fees	833		927
Allowance for possible loan losses	8,801		7,823

Loans, net	$652,445		$608,747

The table below provides a summary of PCI loans as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Commerical, Industrial and Agricultural	$392	$1,558
Real estate:
1-4 Family Residential	93	1,016
1-4 Family HELOC	37	40
Multifamily and Commercial	4,428	4,565
Construction, Land Development and Farmland	1,571	1,598
Consumer	—	—
Other	—	—

Total gross PCI loans	6,521	8,777
Less:
Remaining purchase discount	708	1,671
Allowance for loan losses	6	247

Loans, net	$5,807	$6,859

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $133,382 at September 30, 2016, decreased 7.2% compared to $143,770 as of December 31, 2015. Agricultural loans represent 13.3% of the total commercial, industrial and agricultural portfolio, and 2.7% of gross loans at September 30, 2016.

Real estate loans comprised 75.1% of the loan portfolio at September 30, 2016. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from December 31, 2015 to September 30, 2016. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $217,166 at September 30, 2016, increased 7.1% compared to the $202,736 held as of December 31, 2015. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2015 and into the first nine months of 2016, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2016, excluding unearned net fees and costs.

	One Year or	One to Five	Over Five
	Less	Years	Years	Total
Gross loans	$208,908	$298,061	$155,110	$662,079

Fixed interest rate				$462,176
Variable interest rate				199,903

Total				$662,079

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

At September 30, 2016, the allowance for loan losses was $8,801 compared to $7,823 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 1.3% at September 30, 2016 and December 31, 2015. The allowance was adjusted upward from December 31, 2015 to September 30, 2016. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers.

Analysis of Changes in Allowance for Loan Losses

	September 30, 2016	September 30, 2015
Beginning Balance, January 1	$7,823	$7,353
Loans charged off:
Commerical, Industrial and Agricultural	(84)	—
Real estate:
1-4 Family Residential	(25)	—
1-4 Family HELOC	—	(6)
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	—	(15)
Other	(19)	—

Total loans charged off	(128)	(21)

Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	250	252
Real estate:
1-4 Family Residential	66	11
1-4 Family HELOC	9	25
Multifamily and Commercial	3	386
Construction, Land Development and Farmland	5	5
Consumer	13	—
Other	—	—

Total loan recoveries	346	679

Net recoveries (charge-offs)	218	658
Provision for loan losses	760	(500)

Total allowance, September 30	$8,801	$7,511

Gross loans at end of period (1)	$662,079	$594,744

Average gross loans (1)	$635,055	$488,421

Allowance to total loans	1.33%	1.26%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2016			December 31, 2015
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commerical, Industrial and Agricultural	$2,255	25.6%	20.1%	$2,198	28.1%	23.3%
Real estate:
1-4 Family Residential	1,158	13.2%	16.9%	1,214	15.5%	17.9%
1-4 Family HELOC	734	8.3%	8.2%	699	8.9%	8.0%
Multifamily and Commercial	2,678	30.4%	32.8%	2,591	33.1%	32.8%
Construction, Land Development and Farmland	1,715	19.5%	17.2%	894	11.4%	14.6%
Consumer	221	2.5%	2.7%	192	2.5%	2.5%
Other	40	0.5%	2.1%	35	0.5%	0.9%

	$8,801	100.0%	100.0%	$7,823	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	September 30, 2016	December 31, 2015
Non-accrual loans	$6,122	$5,004
Past due loans 90 days or more and still accruing interest	—	—
Restructured loans	3,652	1,706

Total non-performing loans	9,774	6,710
Foreclosed real estate (“OREO”)	—	1,149

Total non-performing assets	$9,774	$7,859

Total non-performing loans as a percentage of total loans	1.48%	1.09%
Total non-performing assets as a percentage of total assets	1.06%	0.90%
Allowance for loan losses as a percentage of non-performing loans	90.05%	116.59%

The increase in non-performing assets as of September 30, 2016, is primarily due to one agricultural lending relationship becoming impaired due to low commodity prices and being moved to non-accrual status. We expect significant paydowns on this relationship during the fourth quarter of 2016 due to its seasonal nature.

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, meet customer collateral needs and, provide flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $154,816 at September 30, 2016. This represents a 15.7% increase from the December 31, 2015 total of $133,825. The increase is attributable to purchasing $47,391 securities available for sale during the nine months ended September 30 2016, offset by sales, principal paydowns and maturities of $28,074 during the same period.

Restricted equity securities totaled $7,081 at September 30, 2016. This represents a 13.4% increase from the December 31, 2015 total of $6,244. Restricted securities consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	September 30, 2016			December 31, 2015
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$1,914	1,938	1.25%	$4,918	4,836	3.61%
State and municipal	123,445	126,141	81.48%	86,604	87,595	65.46%
Corporate bonds	2,000	1,989	1.28%	2,000	1,979	1.48%
Mortgage backed securities	21,336	21,498	13.89%	36,617	36,165	27.02%
Time deposits	3,250	3,250	2.10%	3,250	3,250	2.43%

Total	$151,945	154,816	100.00%	$133,389	133,825	100.00%

The table below summarizes the contractual maturities of securities available for sale at September 30, 2016:

	Amortized Cost	Estimated Fair Value
Due within one year	$935	$940
Due in one to five years	20,339	20,554
Due in five to ten years	10,081	10,437
Due after ten years	99,254	101,387
Mortgage backed securities	21,336	21,498

Total	$151,945	$154,816

Premises and Equipment

Premises and equipment, net, totaled $8,964 at September 30, 2016 compared to $9,196 at December 31, 2015, a net decrease of $232 or 2.5%. Asset purchases amounted to approximately $496 during the first nine months of 2016 while related depreciation expense amounted to $728. At September 30, 2016, we operated from seven retail branch locations as well as two stand-alone mortgage loan production offices and one commercial loan production office. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other five bank branch locations are in Franklin, Springfield, Gallatin and Nashville, Tennessee. Our commercial loan production office is in Murfreesboro, Tennessee. As of September 30, 2016, our mortgage loan production offices were located Hendersonville, Tennessee, as well as Timonium, Maryland. During the nine months ended September 30, 2016, the Company transitioned most of it out-of-market branches to another bank as more fully described in Note 12 in the consolidated financial statements included elsewhere herein. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At September 30, 2016, total deposits were $659,856, an increase of $19,848, or 3.1%, compared to $640,008 at December 31, 2015. During the first nine months of 2016, we increased non-interest bearing demand deposits by $28.4 million, or 25.5% and increased savings and money market deposits by $2.0 million, or 1.1%, while time deposits decreased by $5.4 million, or 2.1%, and interest bearing demand deposits decreased $5.2 million, 5.4%. We are continuing to focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds. As of September 30, 2016, non-interest bearing deposits represent 21.2% of total deposits.

The following table shows maturity of time deposits of $100 or more by category based on time remaining until maturity at September 30, 2016.

September 30, 2016
Twelve months or less	$90,100
Over twelve months through three years	44,626
Over three years	12,276

Total	$147,002

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of September 30, 2016. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

We were in compliance with the earnings simulation model policies monitored by the Bank as of September 30, 2016, indicating what we believe to be a fairly neutral profile.

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

At September 30, 2016, our model results indicated that we were within these policy limits.

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

At September 30, 2016, advances totaled $144,680 compared to $135,759 as of December 31, 2015. The increase in FHLB advances is attributable to obtaining lower cost funding for our loan portfolio growth.

At September 30, 2016, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2016	$130,900	0.42%
2017	1,000	1.03%
2018	6,000	2.74%
2019	—	0.00%
2020	—	0.00%
Thereafter	6,780	1.94%

	$144,680	0.59%

Capital

Stockholders’ equity was $109,232 at September 30, 2016, an increase of $12,481, or 12.9%, from $96,751 at December 31, 2015. The Company raised $4.6 million of capital through the exercise of Company stock options during the nine months ended September 30, 2016. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital led to an increase in the Bank’s September 30, 2016 Tier 1 leverage ratio to 10.94% compared with 9.88% at December 31, 2015 (see other ratios discussed further below). Common dividends of $1,489 (declared during the fourth quarter of 2015) were paid during the nine months ended September 30, 2016.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Actual and required capital amounts and ratios are presented below as of September 30, 2016 and December 31, 2015 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Company
Common equity Tier 1	$96,129	13.07%	$37,694	5.125%	N/A	N/A
Tier I leverage	96,129	11.03%	34,861	4.00%	N/A	N/A
Tier I risk-based capital	96,129	13.07%	48,726	6.625%	N/A	N/A
Total risk-based capital	104,930	14.26%	63,466	8.625%	N/A	N/A
Bank
Common equity Tier 1	$95,264	12.96%	$37,672	5.125%	$47,779	6.50%
Tier I leverage	95,264	10.94%	34,831	4.00%	43,539	5.00%
Tier I risk-based capital	95,264	12.96%	48,698	6.625%	58,805	8.00%
Total risk-based capital	104,065	14.16%	63,387	8.625%	73,492	10.00%
December 31, 2015
Company
Common equity Tier 1	$84,608	12.02%	$31,675	4.50%	N/A	N/A
Tier I leverage	84,608	9.92%	34,116	4.00%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.00%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.00%	N/A	N/A
Bank
Common equity Tier 1	$84,196	11.97%	$31,653	4.50%	$45,720	6.50%
Tier I leverage	84,196	9.88%	34,087	4.00%	42,609	5.00%
Tier I risk-based capital	84,196	11.97%	42,204	6.00%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.00%	70,351	10.00%

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

September 30, 2016
Unused lines of credit	$155,994
Standby letters of credit	12,005

Total commitments	$167,999

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item 3 is discussed in Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market and Liquidity Risk” on pages 62-64.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCE UNION BANCSHARES, INC.

November 10, 2016	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(Principal Executive Officer)

November 10, 2016	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)