Form 10-K
period 2016-12-31
Commerce Union Bancshares, Inc.
filed 2017-03-14
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Brentwood, TN 37027

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 was $102,626,860 (computed on the basis of $15.27 per share).

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 13, 2017 was 7,802,959.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy statement for its Annual Meeting of Shareholders to be held on June 2, 2017, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Commerce Union Bancshares, Inc. (“Commerce Union” the “Company” or “CUBN”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following: (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (vii) our ability to retain the services of key personnel, and (viii) our ability to adapt to technological changes. Many of such factors are beyond Commerce Union’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Commerce Union does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Commerce Union.

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

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union in this transaction. As a result, the financial statements of the Company prior to the Merger are the historical financial statements of Reliant Bank. The assets and liabilities of Commerce Union as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimate fair values of the acquired assets and assumed liabilities of Commerce Union were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015.

Commerce Union is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Tennessee. It conducts its operation through its wholly-owned subsidiary, Reliant Bank (f/k/a Commerce Union Bank) which was organized in April 17, 2006, as a state chartered bank under the laws of the State of Tennessee and opened for business on August 14, 2006. The description of the business contained in this Item 1 should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the fiscal year ended December 31, 2016, including, but not limited to, the consolidated financial statements and notes thereto beginning on Page F-1.

Target Markets

Commerce Union, through its subsidiary Reliant Bank, provides a full range of traditional banking services throughout the Middle Tennessee Region and the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area (the “Nashville MSA”). Based on the deposit market share data published by FDIC as of June 30, 2016, the latest available date, Reliant Bank is the 15th largest bank in the Nashville MSA. Reliant Bank primarily markets its services to small businesses and residents of its market area through its main office and branch in Brentwood, Tennessee, a second branch office in Brentwood, Tennessee, a branch in Franklin, Tennessee, two branches in Gallatin, Tennessee, a branch in Nashville, Tennessee, a branch in Springfield, Tennessee, a mortgage location in Hendersonville, Tennessee, and loan production offices in Murfreesboro, Tennessee and Timonium, Maryland. Reliant Bank opened a full-service retail branch office in the Green Hills area of Nashville, Tennessee in February of 2017. A loan production office opened in Chattanooga, Tennessee in March of 2017. It employs seasoned banking professionals with experience in the market area and who are active in their communities.

Reliant Bank’s eight branches are located in Williamson, Davidson, Robertson, and Sumner County, Tennessee. In 2015, the estimated population of Williamson County was 211,672, the estimated population of Davidson County was 678,889, the estimated population of Robertson County was 68,570, and the estimated population of Sumner County was 175,989. The population of the Nashville MSA was estimated at 1,830,345 as of 2015. The median household income in the Nashville MSA for 2015 was $57,985. Significant growth of population and an increase in the median salary in the Nashville MSA are expected to continue through the next census period.

Employees

As of December 31, 2016, Commerce Union and Reliant Bank had 143 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining unit. Commerce Union believes that its relationship with its employees is good.

Products and Services Overview

Reliant Bank is a full-service community bank. Its principal business is banking, consisting of lending and deposit gathering services (as well as other banking-related products and services) to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking services. Reliant Bank provides a wide range of commercial banking services for businesses and individuals, including treasury management, credit cards, checking, savings, and money market deposit accounts, certificates of deposit, and loans for consumers, commercial organization, and real estate projects. Reliant Bank’s profitability is dependent on responsible lending with strong focus on lending standards to help ensure long-term growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal, Reliant Bank’s strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of products and financial services; (3) employ, empower and motivate management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain asset quality and control overhead expense.

Reliant Bank provides a variety of loans, deposits and related services to its business customers. Such services include but are not limited to business checking, mobile business banking deposit products and services, business loans, and lines of credit. Reliant Bank offers similar service to its consumers, including but not limited to personal loans, checking, residential mortgage loans and mortgage refinancing, safe deposit boxes, debit cards, direct deposit, and official bank checks. A substantial portion of our residential mortgage loans and mortgage refinancings are originated through our residential mortgage banking segment. These loans are originated throughout the United States and are typically sold in the secondary market. For a more detailed description of our residential mortgage loan operations, see Notes 20 and 23 to our Consolidated Financial Statements.

Competition

Reliant Bank has substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. Competition involves efforts to retain current customers, obtain new loans and deposits, increase type of services offered, and offer competitive interest rates on deposits and loans. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. Reliant Bank competes for deposits with 62 other commercial banking institutions in Davidson, Williamson, Robertson, and Sumner Counties, as well as, numerous savings and loan associations, credit unions, and issuers of commercial paper and other securities. Reliant Bank’s market share in its four counties is 1.55% as of June 30, 2016. According to the FDIC, there are 390 commercial bank branch offices in the four counties as of June 30, 2016. Additional competition for deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates, and loan origination fees. Competition for the origination of loans normally comes from other financial institutions, commercial banks, credit unions, insurance companies and other financial services companies. Reliant Bank believes that it has successfully competed with larger banks and other smaller community banks in the Williamson, Robertson, Sumner, and Davidson County markets by focusing on personal service and financial products to meets the needs of the community.

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

Bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC - as a result of default of a banking or thrift subsidiary of Commerce Union or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of Commerce Union, if any, may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the Tennessee Department of Financial Institutions (TDFI) also has authority to prohibit the payment of dividends by a Tennessee chartered bank when it determines such payment to be an unsafe and unsound banking practice. Should an insured member bank controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the Federal Reserve may require prior approval for any capital distribution by the bank holding company. In addition, since our legal entity is separate and distinct from Reliant Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of Reliant Bank to pay dividends to us, which is also subject to regulatory restrictions.

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

Volcker Rule

The Volcker Rule generally prohibits a “banking entity” (which includes any insured depository institution, such as Reliant Bank, or any affiliate or subsidiary of such depository institution, such as Commerce Union Bancshares, Inc.) from engaging in proprietary trading and acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with, a “covered fund”. Both the proprietary trading and covered fund-related prohibitions are subject to a number of exemptions and exclusions. The Volcker Rule became effective by statute in July 2012, and on December 10, 2013, five federal regulators including the FDIC and the Federal Reserve jointly adopted the final regulations to implement the Volcker Rule. The final regulations contain exemptions for, among others, market making, risk-mitigating hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. In addition, the final regulations impose significant compliance and reporting obligations on banking entities.

The final regulations became effective on April 1, 2014, and banking entities were required to conform their proprietary trading activities and investments in and relationships with covered funds that were in place after December 31, 2013 by July 21, 2015. For those banking entities whose investments in and relationships with covered funds were in place prior to December 31, 2013 (“legacy covered funds”), the Volcker Rule conformance period was recently extended by the Federal Reserve to July 21, 2017 for such legacy covered funds. In addition, the Federal Reserve has also indicated its intention to grant two additional one-year extensions of the conformance period to July 21, 2017, for banking entities to conform ownership interests in and sponsorship of activities of collateralized loan obligations, or CLOs, that are backed in part by non-loan assets and that were in place as of December 31, 2013.

FIRREA and FDICIA

Far-reaching legislation, including the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, and the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, have impacted the business of banking for years. FIRREA primarily affected the regulation of savings institutions rather than the regulation of commercial banks and bank holding companies like Reliant Bank and Commerce Union Bancshares, Inc., but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

FDICIA resulted in extensive changes to the federal banking laws. The primary purpose of FDICIA was to authorize additional borrowings by the FDIC in order to assist in the resolution of failed and failing financial institutions. However, the law also instituted certain changes to the supervisory process and contained various provisions affecting the operations of banks and bank holding companies.

The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s ratio of tangible equity to total assets reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions into one of the following five categories based upon capitalization ratios as these ratios have been amended following regulations implementing the requirements of Basel III: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage ratio of at least 5% and a CET1 capital ratio of at least 6.5%; (2) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 6%, a leverage ratio of at least 4% and a CET1 capital ratio of at least 4.5%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 6%, a leverage ratio of under 4% or a CET1 capital ratio of less than 4.5%; (4) a

“significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 4%, a leverage ratio of under 3% or a CET1 capital ratio of less than 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would generally be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list containing certain other significant provisions of the FDICIA:

•	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

•	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

•	uniform disclosure requirements for interest rates and terms of deposit accounts;

•	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

•	authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the bank insurance fund (now called the Deposit Insurance Fund);

•	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

•	a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and the regulation of the brokered deposit market by the FDIC;

•	restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

•	a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

•	the institution by each regulatory agency of noncapital safety and soundness standards for each institution it regulates which cover (1) internal controls, (2) loan documentation, (3) credit underwriting, (4) interest rate exposure, (5) asset growth, (6) compensation, fees and benefits paid to employees, officers and directors, (7) operational and managerial standards, and (8) asset quality, earnings and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible);

•	uniform regulations regarding real estate lending; and

•	a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

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

Material changes to national or state legislation or regulation may increase our expenses and reduce earnings.

Bank regulators continue to impose and emphasize additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. The current administration has said that changes to federal tax laws, as well as the manner in which financial institutions are regulated, are high priority legislative issues. The federal government, as well as state and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

Commerce Union and Reliant Bank are materially dependent on the performance of the executive management team, loan officers, and other support personnel. On January 30, 2017, the Company announced the retirement of William R. (Ron) DeBerry, its chairman and CEO, effective June 30, 2017, and its intention to appoint the company’s current President, DeVan D. Ard, Jr., to succeed Mr. DeBerry. While the Company believes it has reasonable succession plans in place, the Company is dependent on its executive team including the President, Chief Executive Officer, Chief Financial Officer and other high-level officers. The loss of the services of any of these individuals could have a material adverse effect on the business of Commerce Union and Reliant, results of operations, and financial condition. Many of these key officers have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bank’s business and could have a material adverse effect on Reliant Bank’s business, financial condition, and results of operations, either before or after the merger. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Reliant may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Reliant will be successful in attracting or retaining such personnel.

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

Commerce Union’s common stock was approved to be listed on The Nasdaq Stock Market, LLC, effective July 7, 2015. We cannot assure you that this listing will result in significant trading in Commerce Union’s common stock. Further, we cannot assure that an active market for Commerce Union common stock will benefit the stock price. The stock will be subject to greater fluctuations and more easily impacted by general market factors. A number of factors could cause Commerce Union’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Commerce Union’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Commerce Union’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Commerce Union’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Commerce Union’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. Commerce Union could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Commerce Union’s normal business.

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

As of December 31, 2016, the main office of both Commerce Union and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee. Commerce Union owns and operates three branch offices with the following addresses: the Gallatin Branch at 1204 Nashville Pike, Gallatin, Tennessee 37066, the East Main Branch at 425 East Main, Gallatin, Tennessee 37066, and the Springfield Branch at 701 South Main Street, Springfield, TN 37172.

Reliant Bank leases its main office, as well as, the following: the Murfreesboro Loan Production Office at 745 South Church Street, Suite 401, Murfreesboro, TN 37130; the Franklin Branch at 101 Creekstone Boulevard, Suite 100, Franklin, TN 37064; the Lenox Branch at 6005 Nolensville Pike, Suite 101, Nashville, TN 37211; the Hendersonville, TN Mortgage Location (Loan Production Office) at 711 East Main Street, Suite 105, Hendersonville, TN 37075; the Maryland Farms Branch at 5109 Peter Taylor Drive, Suite 300, Brentwood, TN 37027; the Timonium, Maryland (Loan Production Office) at 15 West Aylesbury Road, Suite 600, Timonium, MD 21093 and the Green Hills Branch which recently opened on February 27, 2017, located at 4108 Hillsboro Pike, Nashville, TN 37215. Reliant Bank also leases the Chattanooga Loan Production Office at 633 Chestnut Street, Suite 630, Chattanooga, TN 37450. Other leases routinely exist on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

As of the end of 2016, neither Commerce Union nor Reliant Bank was involved in any litigation that is expected to have a material impact on our financial position or results of operations. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Commerce Union or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Reliant Bank’s financial condition or Commerce Union’s consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Union’s common stock is traded on the Nasdaq Capital Market under the symbol “CUBN.” As of March 1, 2017, there were 536 holders of record of Commerce Union common stock. This number does not include shareholders with shares in nominee name held by the Depository Trust Company or its nominee.

Dividends

Commerce Union declared a dividend of $0.22 per share on December 15, 2016, which was payable January 20, 2017. The following table sets forth dividends declared and/or paid to shareholders of Commerce Union during the previous two fiscal years.

Date Paid	Total Value Issued	Per Share Value
01/16/2015	$613,766.00	$0.20
01/22/2016	$1,488,715.60	$0.20
01/20/2017	$1,711,227.98	$0.22

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

Market Price for Commerce Union’s Stock

Prior to the merger, the shares of Reliant Bank were not publicly traded. The following table shows for the indicated periods the high and low sales prices for Commerce Union’s common stock. Prior to July 7, 2015, the common stock was traded on the OTCQB market place. Effective as of July 7, 2015, Commerce Union’s common stock has been traded on the Nasdaq Capital Market under the symbol “CUBN.” These prices may include retail markups, markdowns, or commissions.

CUBN (1)	High	Low
2016
First Quarter	$16.74	$13.50
Second Quarter	16.50	14.93
Third Quarter	22.99	15.20
Fourth Quarter	21.51	19.00
2015
First Quarter	$15.50	$13.00
Second Quarter	15.25	14.00
Third Quarter	14.50	12.50
Fourth Quarter	14.10	13.30

(1)	Companies that have common shares quoted on the over-the-counter market typically do not have an active trading market. Consequently, the prices quoted above falling prior to the Nasdaq listing effective July 7, 2015, may not represent an accurate indication of the value of shares of Commerce Union’s common stock.

Stock Performance Graph

The following chart, which is furnished not filed, compares the monthly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2016, with (i) the Russell 2000 index, and (ii) the SNL Southeast Bank Index. This comparison assumes $100 was invested on the January 1, 2011, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from July 31, 2015 to December 31, 2016, was obtained by using the Nasdaq closing prices as of the last trading day of each month. From August 29, 2012 to July 7, 2015, our stock was traded on the over-the-counter market, and closing prices for the months of 2012, 2013, and 2014 have been obtained by using the closing prices reported on the last trading day of the month through the over-the-counter system. Prior to August of 2012, our stock was traded exclusively in private transactions and the prices reported for 2011 reflect the last trade made in each month of 2011 that is known to us. Note that all stock prices below are representative of Commerce Union common stock, both before and after the Merger.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2016.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the period ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the twelve months ended December 31, 2016, 2015 and 2014, is derived from the audited consolidated financial statements of Commerce Union Bancshares, Inc. The financial data presented for the Company prior to the Merger is derived from the historical financial statements of Reliant Bank.

	2016	2015	2014
SUMMARY OF OPERATIONS:
Total interest income	$36,015	$29,888	$17,215
Total interest expense	3,363	2,718	1,629
Net interest income	32,652	27,170	15,586
Provision for loan losses	968	(270)	(1,500)
Net interest income after provision for loan losses	31,684	27,440	17,086
Noninterest income	8,800	12,382	4,608
Noninterest expense	30,374	31,569	17,166
Income before income taxes	10,110	8,253	4,528
Income tax expense	2,213	2,271	1,816
Consolidated net income	7,897	5,982	2,712
Noncontrolling interest in net (income) loss of subsidiary	1,039	(407)	1,184
Net income attributable to common shareholders	8,936	5,575	3,896

PER COMMON SHARE DATA:
Net income attributable to common shareholders, per share
Basic	$1.18	$0.88	$0.98
Diluted	$1.16	$0.86	$0.96
Book value per common share	$13.75	$13.29	$11.13
Tangible book value per common share	$12.08	$11.46	$10.84
Dividends per common share	$0.22	$0.20	$0.20
Preferred shares outstanding	—	—	—
Basic weighted average common shares	7,586,993	6,329,316	3,993,206
Diluted weighted average common shares	7,691,493	6,478,952	4,053,804
Common shares outstanding at period end	7,778,309	7,279,620	3,910,191

BALANCE SHEET DATA:
Total assets	$911,984	$876,404	$449,731
Mortgage loans held for sale, net	11,831	55,093	26,640
Total loans, net	657,701	608,747	309,497
Allowance for loan losses	9,082	7,823	7,353
Total securities	146,813	133,825	77,245
Other real estate, net	—	1,149	1,204
Goodwill and core deposit intagible	12,986	13,342	1,110
Total deposits	763,834	640,008	334,365
Federal Home Loan Bank advances	32,287	135,759	63,500
Dividends payable	1,711	1,489	—
Stockholders’ equity	106,919	96,751	43,516
Average total assets	885,074	733,651	417,050
Average gross loans, excluding loans held for sale	640,592	517,148	293,195
Average interest earning assets	835,337	694,135	401,487
Average deposits	664,844	543,341	323,466
Average interest bearing deposits	537,225	459,610	278,363
Average interest bearing liabilities	648,515	565,234	329,565
Average total shareholders’ equity	104,216	80,122	41,525

	2016	2015	2014
SELECTED FINANCIAL RATIOS:
Return on average assets	1.01%	0.76%	0.93%
Return on average equity	8.57%	6.96%	9.38%
Average equity to average total assets	11.77%	10.92%	9.96%
Dividend payouts	18.64%	22.73%	20.41%
Efficiency ratio(1)	73.28%	79.82%	85.01%
Net interest margin(2)	4.15%	4.00%	3.96%
Net interest spread(3)	4.04%	3.91%	3.88%

Capital Ratios(5)
Tier 1 leverage	10.86%	9.92%	9.71%
Common equity tier 1	13.00%	12.02%	12.19%
Tier 1 risk-based capital	13.00%	12.02%	12.19%
Total risk-based capital	14.22%	13.13%	13.45%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	-0.05%	-0.14%	-0.11%
Allowance to period end loans(4)	1.36%	1.27%	2.32%
Allowance for loan losses to non-performing loans	105.76%	116.59%	83.40%
Non-performing assets to total assets	0.94%	0.90%	2.23%

OTHER DATA:
Banking locations	7	9	4
Loan production offices	3	8	7
Full-time equivalent employees	143	226	138

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average yield on interest bearing liabilities.
(4)	Period end loans exclude deferred fees and costs.
(5)	Capital ratios calculated on consolidated financial statements for the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company,” “CUBN,” and “Commerce Union” each means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Form 10-K. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2016 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). The consolidated financial statements for the year ended December 31, 2015 included the accounts of the Company after the reverse merger described below for the nine months ended December 31, 2015 and the accounts of Reliant Bank only, with its wholly-owned subsidiary Reliant Investments, LLC and it’s 51% controlled subsidiary Reliant Mortgage Ventures, LLC, for the three months ended March 31, 2015. Comparative periods are comprised of the accounts of Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of December 31, 2016, the cumulative losses to date totaled $3,397. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

DECEMBER 31, 2016, 2015 AND 2014

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

As such, for accounting purposes, Reliant Bank was considered to be acquiring Commerce Union Bancshares, Inc. in this transaction. As a result of the merger, the historical financial statements for the year ended December 31, 2015, of the Company include the historical financial statements of Reliant Bank for the three months ended March 31, 2015 and Commerce Union Bancshares, Inc. for the nine months ended December 31, 2015. The assets and liabilities of Commerce Union Bancshares, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of Reliant Bank. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Commerce Union Bancshares, Inc. were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

In periods following the Merger, the comparative historical financial statements of the Company are those of Reliant Bank prior to the Merger. These consolidated financial statements include the results attributable to the operations of Commerce Union Bancshares, Inc. beginning on April 1, 2015.

Merger expenses totaled $82, $849 and $832, for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

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

Earnings

Net income attributable to shareholders amounted to $8,936, or $1.18 per basic share for the year ended December 31, 2016, compared to $5,575, or $0.88 per basic share for the same period in 2015 and $3,896 or $0.98 per basic share for the same period in 2014. Diluted net income attributable to shareholders per share was $1.16, $0.86 and $0.96 per diluted share for the years ended December 31, 2016, 2015 and 2014, respectively. The largest components of the improvement from the year ended December 31, 2015 to the year ended December 31, 2016 include a 20.2% increase in net interest income of $5,482, and a decrease in non-interest expenses of $1,195 for the year ended December 31, 2016 compared to the same period in 2015. The largest factors offsetting the improvement was a decrease in non-interest income of $3,582 for the year ended December 31, 2016 compared to the same period in 2015. The largest components of the improvement from the year ended December 31, 2014 to the year ended December 31, 2015 include a 74.3% increase in net interest income of $11,584, and an increase in non-interest income of $7,774 for the year ended December 31, 2015 compared to the same period in 2014. The largest factors offsetting the improvement was an increase in non-interest expenses of $14,403 for the year ended December 31, 2015 compared to the same period in 2014.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Average Balances – Yields and Rates

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense
Interest earning assets
Loans	$640,592	4.78	$29,950	$517,148	4.78	$24,719	$293,195	4.63	$13,578
Loan fees	—	0.31	1,955	—	0.25	1,298	—	0.37	1,081

Loans with fees	640,592	5.09	31,905	517,148	5.03	26,017	293,195	5.00	14,659
Mortgage loans held for sale	21,064	3.67	773	38,284	3.98	1,523	17,110	4.20	718
Deposits with banks	20,240	0.35	70	21,715	0.18	39	14,285	0.19	27
Investment securities - taxable	40,463	1.79	724	46,393	1.90	881	42,061	2.43	1,024
Investment securities - tax-exempt	105,536	3.39	2,211	65,165	2.76	1,185	31,443	3.09	641
Fed funds sold and other	7,442	4.46	332	5,430	4.48	243	3,393	4.30	146

Total earning assets	835,337	4.56	36,015	694,135	4.39	29,888	401,487	4.37	17,215

Nonearning assets	49,737			39,516			15,563

	$885,074			$733,651			$417,050

Interest bearing liabilities
Interest bearing demand	$88,775	0.21	182	$88,857	0.21	190	$51,662	0.29	148
Savings and money market	186,473	0.34	632	158,670	0.29	466	116,434	0.28	330
Time deposits - retail	159,351	0.70	1,116	116,364	0.76	883	33,640	1.13	380
Time deposits - wholesale	102,626	0.70	719	95,719	0.56	533	76,627	0.54	417

Total interest bearing deposits	537,225	0.49	2,649	459,610	0.45	2,072	278,363	0.46	1,275
Federal Home Loan Bank advances	111,290	0.64	714	105,624	0.61	646	51,202	0.69	354

Total borrowed funds	111,290	0.64	714	105,624	0.61	646	51,202	0.69	354
Total interest-bearing liabilities	648,515	0.52	3,363	565,234	0.48	2,718	329,565	0.49	1,629

Net interest rate spread (%) / Net interest income ($)		4.04	$32,652		3.91	$27,170		3.88	$15,586

Non-interest bearing deposits	127,619	(0.09)		83,731	(0.07)		45,103	(0.06)
Other non-interest bearing liabilities	4,724			4,564			857
Stockholder’s equity	104,216			80,122			41,525

	$885,074			$733,651			$417,050

Cost of funds		0.43			0.41			0.43

Net interest margin		4.15			4.00			3.96

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

Analysis of Changes in Interest Income and Expense

	Change for Year Ended December 31, 2016 to 2015			Change for Year Ended December 31, 2015 to 2014
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$5,231	$—	$5,231	$10,687	$454	$11,141
Loan fees	657	—	657	217	—	217

Loans with fees	5,888	—	5,888	10,904	454	11,358
Mortgage loans held for sale	(639)	(111)	(750)	845	(40)	805
Deposits with banks	(3)	34	31	13	(1)	12
Investment securities - taxable	(108)	(49)	(157)	97	(240)	(143)
Investment securities - tax-exempt	749	277	1,026	684	(140)	544
Fed funds sold and other	92	(3)	89	91	6	97

Total earning assets	5,979	148	6,127	12,634	39	12,673

Interest bearing liabilities
Interest bearing demand	(8)	—	(8)	90	(48)	42
Savings and money market	84	82	166	123	13	136
Time deposits - retail	307	(74)	233	663	(160)	503
Time deposits - wholesale	42	144	186	101	15	116

Total interest bearing deposits	425	152	577	977	(180)	797
Federal Home Loan Bank advances	36	32	68	337	(45)	292

Total borrowed funds	36	32	68	337	(45)	292
Total interest-bearing liabilities	461	184	645	1,314	(225)	1,089

Change in Net interest income	$5,518	$(36)	$5,482	$11,320	$264	$11,584

Analysis—For the year ended December 31, 2016, we recorded net interest income of approximately $32.7 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.15%. For the year ended December 31, 2015, we recorded net interest income of approximately $27.2 million, which resulted in a net interest margin of 4.00%. For the year ended December 31, 2014, we recorded net interest income of approximately $15.6 million, which resulted in a net interest margin of 3.96%. For the year ended December 31, 2016, 2015 and 2014, our net interest spread was 4.04%, 3.91% and 3.88%, respectively. During the year ended December 31, 2016, a contributing factor to the increase in our net interest income was the payoff of loans previously carried as purchase credit impaired. These payoffs resulted in a $827 increase in our net interest income for the period. This was partially offset by reversals of interest due to nonaccrual loans.

Our year-over-year average loan volume increased by approximately 23.9% from 2015 to 2016 and 76.4% from 2014 to 2015. Our combined loan and loan fee yield increased from 5.03% to 5.09% for 2015 compared to 2016, respectively, and from 5.00% to 5.03% for 2014 compared to 2015, respectively.

Our cost of funds increased from 0.41% to 0.43% for 2015 compared to the same period in 2016 and declined from 0.43% to 0.41% for 2014 compared to the same period in 2015. Our cost of interest-bearing liabilities increased from 0.48% at December 31, 2015 to 0.52% at December 31, 2016. Our cost of interest-bearing liabilities decreased from 0.49% at December 31, 2014 to 0.48% at December 31, 2015. We also experienced 52.4% and 85.6% increases in our average non-interest bearing deposits from the year ended December 31, 2015 and 2016 and for the year ended December 31, 2014 and 2015, respectively. The increase from 2015 to 2016 was primarily the result of the Merger that occurred on April 1, 2015, but also a result of our continuing initiative to grow low cost core deposits. The increase from 2014 to 2015 was primarily the result of the Merger effective April 1, 2015, and a result of a year-long strategic growth initiative.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2016. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $968 for the year ended December 31, 2016, a negative provision for loan losses of $270 for the year ended December 31, 2015 and a negative provision for loan losses of $1,500 for the year ended December 31, 2014. Our provision increase was primarily the result of loan growth that we have experienced. The lower provision for loan losses (including the negative provision) experienced in the prior year was due to the continued improvement of credit-quality factors in our loan portfolio, continued recoveries and low charge-offs.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,		Dollar Increase	Percent Increase	Year Ended December 31,	Dollar Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)	2014	(Decrease)	(Decrease)
Non-interest income
Service charges on deposit accounts	$1,239	$958	$281	29.3%	$617	$341	55.3%
Gains (loss) on securities transactions, net	36	(388)	424	109.3%	143	(531)	-371.3%
Gains on mortgage loans sold, net	6,317	10,999	(4,682)	-42.6%	3,447	7,552	219.1%
Gain (loss) on sale of other real estate	301	6	295	4916.7%	(8)	14	175.0%
Other noninterest income:
Bank-owned life insurance	750	541	209	38.6%	360	181	50.3%
Brokerage revenue	89	93	(4)	-4.3%	18	75	416.7%
Rental income	2	6	(4)	-66.7%	—	6	100.0%
Miscellaneous noninterest income, net	66	167	(101)	-60.5%	31	136	438.7%

Total other non-interest income	907	807	100	12.4%	409	398	97.3%

Total non-interest income	$8,800	$12,382	$(3,582)	-28.9%	$4,608	$7,774	168.7%

The most significant reason for the decrease during the year ended December 31, 2016 compared to the same period in 2015, related to the decline in gains on mortgage loans sold, net, while the increase for the year ended December 31, 2015 compared to 2014, related to an increase in gains on mortgage loans sold, net, and the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest income and other reasons for fluctuations during the year ended December 31, 2016 compared to the same period in 2015 and the year ended December 31, 2015 compared to the same period in 2014.

Service charges on deposit accounts generally reflect trends in the growth of our customer base. Changes in pricing for deposit account services, the addition or discontinuation of deposit products and the volume and type of deposit account transactions will also impact our level of service charges.

Securities gains and losses will fluctuate from period to period and are often attributable to various balance sheet risk strategies. During the year ended December 31, 2016, the Company sold securities classified as available for sale totaling $31,782 and recognized a net gain of $36. Proceeds from sales during 2016 were primarily reinvested in higher yielding securities with comparable interest rate and credit risk. During the year ended December 31, 2015, the Company sold securities classified as available for sale and held to maturity totaling $27,258 and recognized a net loss of $388. During the first quarter of 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $396, which is included in the net loss above. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015. During the year ended December 31, 2014, the Company sold securities classified as available for sale and held to maturity totaling $14,732 and recognized a net gain of $143.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate as the rate environment changes and as changes occur to our mortgage operations. Gains on mortgage loans sold, net, amounted to $6,317, $10,999 and $3,447, for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The decline in sells of loans during 2016 primarily related to the transition of a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The increase during 2015 compared to same period in 2014 was due to expanding our mortgage operation during the second quarter of 2014 by increasing the number of out-of-market offices and personnel.

During the year ended December 31, 2016, we recognized a gain on sale of other real estate of $301 when we sold the remaining two properties in our other real estate portfolio and recognized a gain previously deferred related to the payoff of a loan financing a previous other real estate sale.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $750, $541 and $360 for the years ended December 31, 2016, 2015 and 2014, respectively. Primarily, the increases in earnings on these bank-owned life insurance policies resulted from the Merger effective April 1, 2015. Also, at the end of June 2015, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies, and during 2016, an additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is generated through an arrangement with a third party and is based on the volume and type of product sales made to customers referred by our employees.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,		Dollar Increase	Percent Increase	Year Ended December 31,	Dollar Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)	2014	(Decrease)	(Decrease)
Non-interest expense
Salaries and employee benefits	$18,256	$18,657	$(401)	-2.1%	$10,170	$8,487	83.5%
Occupancy	3,174	3,387	(213)	-6.3%	2,599	788	30.3%
Information technology	2,486	2,479	7	0.3%	1,399	1,080	77.2%
Advertising and public relations	702	1,213	(511)	-42.1%	559	654	117.0%
Audit, legal and consulting	1,287	1,892	(605)	-32.0%	714	1,178	165.0%
Federal deposit insurance	438	383	55	14.4%	264	119	45.1%
Provision for losses on other real estate	70	110	(40)	-36.4%	72	38	52.8%
Other operating	3,961	3,448	513	14.9%	1,389	2,059	148.2%

Total non-interest expense	$30,374	$31,569	$(1,195)	-3.8%	$17,166	$14,403	83.9%

The most significant reason for the changes during the years ended December 31, 2016, 2015 and 2014 relate to the Merger between Commerce Union Bancshares, Inc. and Reliant Bank that was effective April 1, 2015. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the years ended December 31, 2016, 2015 and 2014.

Salaries and employee benefits decreased for the year ended December 31, 2016 compared to the same period in 2015 and increased for the year ended December 31, 2015 compared to the same period in 2014. The primary reason for the changes during the year ended December 31, 2016 compared to the same period in 2015 and the same period in 2014 was a result of the Merger effective April 1, 2015. The decrease from 2015 to 2016 was primarily a result of a decrease in compensation from transitioning several of our out-of-market mortgage offices to another bank and was partially offset from general increases in compensation of our staff. The increase from 2014 to 2015, aside from the Merger effective April 1, 2015, was related to payments made under a management incentive program, the expansion of our mortgage operations and payments made under a retail incentive program to help grow business and consumer deposit activity.

Certain of our facilities are leased while there are others that we own. Occupancy costs decreased during the year ended December 31, 2016 compared to the same period in 2015. This decrease is due to transitioning several of our out-of-market mortgage offices to another bank. When comparing the period of 2015 with 2014, occupancy costs increased, primarily due to the Merger effective April 1, 2015, and increases in rent for other mortgage loan production offices.

Information technology costs were relatively flat when comparing the year ended December 31, 2016 to the comparable period in 2015. When comparing the year ended December 31, 2015 to the comparable period in 2014, the increase was substantially due to the Merger effective April 1, 2015. The Company operated on two core data processing systems until mid-November 2015 when the conversion to one core system occurred. Since November 2015, core service costs have declined as a result of this conversion.

Advertising and public relations costs decreased when comparing the year ended December 31, 2016 to the similar period in 2015, by $511. The decrease is primarily due to transitioning several of our out-of-market mortgage offices to another bank. These decreases have been partially offset by cost increases attributable to our current customer acquisition strategy. Advertising and public relations costs increased when comparing the year ended December 31, 2015 to the similar period in 2014, by $654. These costs were substantially attributable to a retail customer acquisition strategy, expanded use of a mortgage lead-generating platform and the Merger effective April 1, 2015. We engaged a third party to assist with the implementation of a program to grow business and consumer deposit accounts during the period from 2014 to 2016.

Audit, legal and consulting costs decreased $605 when comparing the year ended December 31, 2016 compared to the similar period in 2015 due to a reduction in merger-related expenses offset partially by increased costs associated with being a public company. The increase from 2014 to 2015 of $1,178 was due to merger-related expenses and the costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased $55 for year ended December 31, 2016, compared to the same period in 2015 and increased $119 for the year ended December 31, 2015 compared to the same period in 2014. The increase from the year ended December 31, 2014 to the same period in 2015 was primarily due to the Merger effective April 1, 2015. Increase in both periods relate to our increase in average liabilities which is the base for determining our premiums. The costs associated with the increase in average liabilities was slightly offset by an improved combined rate post-merger.

We recorded a provision for losses on other real estate of $70, $110 and $72 during the years ended December 31, 2016, 2015 and 2014, respectively. The provision recorded for 2016 related to a property held in our other real estate portfolio while the provision recorded for 2015 related to a different property held in our other real estate portfolio. The provision recorded for 2014 related to two properties that were held in our other real estate portfolio.

Other operating expenses increased $513 for the year ended December 31, 2016, compared to the same period in 2015 and increased $2,059 for the year ended December 31, 2015 compared to the same period in 2014 mainly due to the Merger effective April 1, 2015. These increases from 2015 compared to 2016 were partially offset by decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank. Other increases from 2014 compared to 2015 related to loan-related expenses from volume increases in mortgage originations and sales during the year ended December 31, 2015. We also recorded a provision for unfunded commitments of $85 and $323 during the years ended December 31, 2016 and 2015, respectively. This provision was recorded to provide for estimated losses in our unfunded loan commitments.

Income Taxes

During the years ended December 31, 2016, 2015 and 2014 we recorded income tax expense of $2,213, $2,271 and $1,816, respectively. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. At that time, we recognized a cumulative benefit of $159 relating to 2014 and prior tax losses of the mortgage banking operations that were available to offset a portion of the income of the Bank. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense for the year ended December 31, 2016, reflects an effective income tax rate of 20.4% (exclusive of a tax benefit from our mortgage banking operations of $72 on pre-tax loss of $1,111) compared to 30.3% (exclusive of a tax benefit from our mortgage banking operations of $148 on pre-tax income of $259) for the comparable period of 2015. During the year ended December 31, 2016, the Company recognized excess tax benefits of $478 related to the exercise of stock options, thereby reducing our effective tax rate as compared to the year ended December 31, 2015. Also, during the year ended December 31, 2016, the Bank entered into an interest-free loan agreement and recognizes a state tax credit in the amount of $217 each quarter beginning in the second quarter of 2016. Our income tax expense for the year ended December 31, 2014, reflects an effective income tax rate of 31.8% (exclusive of a pre-tax loss of 1,184 from our mortgage banking operations with no tax expense or benefit). Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the year ended December 31, 2016, the Company transitioned most of its out-of-market mortgage offices to another bank. The venture incurred a net loss of $1,039 for the year ended December 31, 2016, net income of $407 for the year ended December 31, 2015 and a net loss of $1,184 for the year ended December 31, 2014. The net loss for the year ended December 31, 2016, results in a cumulative net loss from the venture of $3,397. Revenue and expenses from the operation are included in our consolidated statements of operations as noninterest income and noninterest expense and the net income (loss) is subtracted (added) as the noncontrolling interest. See Note 20 for segment reporting in the consolidated financial statements included elsewhere herein.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Return on assets	1.01%	0.76%	0.93%
(Net income divided by average total assets)
Return on equity	8.57%	6.96%	9.38%
(Net income divided by average equity)
Dividend payout ratio	18.64%	22.73%	20.41%
(Dividends declared per share divided by net income per share)
Equity to assets ratio	11.77%	10.92%	9.96%
(Average equity divided by average total assets)
Leverage capital ratio - Bank	10.75%	9.88%	9.71%
(Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2016 excluding the net unrealized loss on available-for-sale securities which is shown as a reduction in shareholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital
Shareholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$95,637
Tier 2 capital
Allowable allowance for loan losses (limited to 1.25% of gross risk- weighted assets)	9,082

Total risk-based capital	$104,719

Risk-weighted assets, gross	$742,640
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$742,640

Risk-based capital ratios:
Tier 1 risk-based capital ratio	12.88%

Total risk-based capital ratio	14.10%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2016, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets were $911,984 at December 31, 2016 and $876,404 at December 31, 2015. Our assets increased by 4.1% from December 31, 2015 to December 31, 2016. The increase in assets from December 31, 2015 to December 31, 2016, was substantially attributable to an increase in cash and cash equivalents of $3.7 million; an increase in net loans of approximately $49.0 million, discussed further below; a net increase in our securities portfolio of $13.0 million, discussed further below; and a $4.8 million increase in bank-owned life insurance. These increases were offset by a decrease in our mortgage loans held for sale of $43.3 million. The Company’s total liabilities were $805,065 at December 31, 2016 and $779,653 at December 31, 2015, an increase of 3.3%. The increase in total liabilities from December 31, 2015 to December 31, 2016, was substantially attributable to an increase in total deposits of $123.8 million, offset by a decrease in Federal Home Loan Bank advances of $103.5 million. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed, the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at December 31, 2016, and December 31, 2015, were $657,701 and $608,747, respectively. This represented an increase of 8.0% from December 31, 2015 to December 31, 2016.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	As of December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent

Commerical, industrial and agricultural	$134,404	20.1%	$143,770	23.3%	$80,817	25.5%
Real estate:
1-4 family residential	113,031	16.9%	110,736	17.9%	41,297	13.0%
1-4 family HELOC	57,460	8.6%	49,665	8.0%	33,108	10.4%
Multifamily and commercial real estate	215,639	32.3%	202,736	32.8%	112,805	35.6%
Construction, land development and farmland	115,889	17.4%	89,763	14.6%	37,127	11.7%
Consumer	17,240	2.6%	15,271	2.5%	11,771	3.7%
Other	13,745	2.1%	5,556	0.9%	300	0.1%

	667,408	100.0%	617,497	100.0%	317,225	100.0%
Less:
Deferred loan fees	625		927		375
Allowance for possible loan losses	9,082		7,823		7,353

Loans, net	$657,701		$608,747		$309,497

	As of December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Commerical, industrial and agricultural	$84,715	29.6%	$75,627	26.6%
Real estate:
1-4 family residential	38,604	13.5%	37,790	13.3%
1-4 family HELOC	35,353	12.3%	42,503	14.9%
Multifamily and commercial real estate	91,400	31.9%	99,138	34.8%
Construction, land development and farmland	27,916	9.7%	19,350	6.8%
Consumer	8,330	2.9%	9,820	3.5%
Other	302	0.1%	302	0.1%

	286,620	100.0%	284,530	100.0%
Less:
Deferred loan fees	320		552
Allowance for possible loan losses	8,530		7,760

Loans, net	$277,770		$276,218

The table below provides a summary of PCI loans as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Commerical, industrial and agricultural	$385	$1,558
Real estate:
1-4 family residential	92	1,016
1-4 family HELOC	36	40
Multifamily and commercial real estate	3,321	4,565
Construction, land development and farmland	1,569	1,598
Consumer	—	—
Other	—	—

Total gross PCI loans	5,403	8,777
Less:
Remaining purchase discount	635	1,671
Allowance for possible loan losses	6	247

Loans, net	$4,762	$6,859

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $134,404 at December 31, 2016, decreased 6.5% compared to $143,770 as of December 31, 2015. Agricultural loans represent 10.9% of the total commercial, industrial and agricultural portfolio, and 2.2% of gross loans at December 31, 2016.

Real estate loans comprised 75.2% of the loan portfolio at December 31, 2016. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from December 31, 2015 to December 31, 2016. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $215,639 at December 31, 2016, increased 6.4% compared to the $202,736 as of December 31, 2015. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2015 and 2016, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have no credit card loans although we do offer credit cards to customers through a third party. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2015, to December 31, 2016, of 12.9%.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at December 31, 2016, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, industrial and agricultural	$43,134	$73,624	$17,646	$134,404
Real estate:
1-4 family residential	17,071	68,215	27,745	113,031
1-4 family HELOC	8,002	23,055	26,403	57,460
Multifamily and commercial real estate	20,377	103,958	91,304	215,639
Construction, land development and farmland	63,369	46,141	6,379	115,889
Consumer	10,059	6,886	295	17,240
Other	464	5,781	7,500	13,745

Total	$162,476	$327,660	$177,272	$667,408

Fixed interest rate	$61,607	$259,604	$137,150	$458,361
Variable interest rate	100,869	68,056	40,122	209,047

Total	$162,476	$327,660	$177,272	$667,408

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio.

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

At December 31, 2016, the allowance for loan losses was $9,082 compared to $7,823 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 1.4% at December 31, 2016 and 1.3% at December 31, 2015. The allowance was adjusted upward from December 31, 2015 to December 31, 2016. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers.

The following table sets forth the activity in the allowance for loan losses for the years presented.

Analysis of Changes in Allowance for Loan Losses

	2016	2015	2014	2013	2012

Beginning Balance, January 1	$7,823	$7,353	$8,530	$7,760	$9,738
Loans charged off
Commerical, industrial and agricultural	(84)	—	(9)	(41)	(1,706)
Real estate:
1-4 family residential	(25)	—	—	(53)	(930)
1-4 family HELOC	—	(6)	—	(143)	(1,029)
Multifamily and commercial real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	(464)
Consumer	—	(35)	(120)	(16)	—
Other	(36)	—	(11)	—	(9)

Total loans charged off	(145)	(41)	(140)	(253)	(4,138)

Recoveries on loans previously charged off:
Commerical, industrial and agricultural	323	346	178	381	212
Real estate
1-4 family residential	66	15	100	281	177
1-4 family HELOC	11	25	25	354	46
Multifamily and commercial real estate	18	388	49	105	157
Construction, land development and farmland	6	7	111	250	215
Consumer	12	—	—	1	3
Other	—	—	—	1	—

Total loan recoveries	436	781	463	1,373	810

Net recoveries (charge-offs)	291	740	323	1,120	(3,328)
Provision for loan losses	968	(270)	(1,500)	(350)	1,350

Total allowance, December 31	$9,082	$7,823	$7,353	$8,530	$7,760

Gross loans at end of period (1)	$667,408	$617,497	$317,225	$286,620	$284,530

Average gross loans (1)	$640,592	$517,148	$293,195	$283,276	$281,221

Allowance to total loans	1.36%	1.27%	2.32%	2.98%	2.73%

Net charge offs (recoveries) to average loans	-0.05%	-0.14%	-0.11%	-0.40%	1.18%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the years presented.

	2016			2015			2014
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans

Commerical, industrial and agricultural	$2,432	26.8%	20.1%	$2,198	28.1%	23.3%	$2,184	29.7%	25.5%
Real estate:
1-4 family residential	1,178	13.0%	16.9%	1,214	15.5%	17.9%	642	8.7%	13.0%
1-4 family HELOC	704	7.8%	8.6%	699	8.9%	8.0%	854	11.6%	10.4%
Multifamily and commercial real estate	2,737	30.1%	32.3%	2,591	33.1%	32.8%	2,070	28.2%	35.6%
Construction, land development and farmland	1,786	19.7%	17.4%	894	11.4%	14.6%	742	10.1%	11.7%
Consumer	208	2.3%	2.6%	192	2.5%	2.5%	181	2.5%	3.7%
Other	37	0.3%	2.1%	35	0.5%	0.9%	2	0.0%	0.1%
Unallocated	—	0.0%	0.0%	—	0.0%	0.0%	678	9.2%	0.0%

	$9,082	100.0%	100.0%	$7,823	100.0%	100.0%	$7,353	100.0%	100.0%

	2013			2012
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans

Commerical, industrial and agricultural	$2,138	25.1%	29.6%	$1,318	17.0%	26.6%
Real estate:
1-4 family residential	1,071	12.6%	13.5%	2,319	29.9%	13.3%
1-4 family HELOC	865	10.1%	12.3%	1,366	17.6%	14.9%
Multifamily and commercial real estate	1,581	18.5%	31.9%	1,467	18.9%	34.8%
Construction, land development and farmland	553	6.5%	9.7%	339	4.4%	6.8%
Consumer	257	3.0%	2.9%	48	0.6%	3.5%
Other	13	0.2%	0.1%	2	0.0%	0.1%
Unallocated	2,052	24.0%	0.0%	901	11.6%	0.0%

	$8,530	100.0%	100.0%	$7,760	100.0%	100.0%

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

The following table provides information with respect to the Company’s non-performing assets.

	December 31,
	2016	2015	2014	2013	2012

Non-accrual loans	$5,634	$5,004	$2,625	$3,570	$9,106
Past due loans 90 days or more and still accruing interest	—	—	—	—	—
Restructured loans	2,953	1,706	6,192	5,455	2,277

Total non-performing loans	8,587	6,710	8,817	9,025	11,383
Other real estate	—	1,149	1,204	1,375	1,455

Total non-performing assets	$8,587	$7,859	$10,021	$10,400	$12,838

Total non-performing loans as a percentage of total loans	1.29%	1.09%	2.78%	3.15%	4.00%
Total non-performing assets as a percentage of total assets	0.94%	0.90%	2.23%	2.70%	3.34%
Allowance for loan losses as a percentage of non-performing loans	105.76%	116.59%	83.40%	94.52%	68.17%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, meet customer collateral needs, provide flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a component of the Company’s earning assets. Securities totaled $146,813 at December 31, 2016. This represents a 9.7% increase from the December 31, 2015 total of $133,825. The increase is attributable to purchasing $59,332 securities available for sale during the year ended December 31, 2016, offset by sales, principal paydowns and maturities of $41,037 during the same period.

Restricted equity securities totaled $7,133 at December 31, 2016. This represents a 14.2% increase from the December 31, 2015 total of $6,244. Restricted securities consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2016			December 31, 2015			December 31, 2014
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total

U.S.Treasury and other U.S. government agencies	$1,909	1,908	1.30%	$4,918	4,836	3.61%	$4,758	4,628	8.53%
State and municipal	122,813	119,634	81.49%	86,604	87,595	65.46%	35,952	36,209	66.70%
Corporate bonds	2,000	1,987	1.35%	2,000	1,979	1.48%	1,000	1,007	1.85%
Mortgage backed securities	20,197	20,034	13.65%	36,617	36,165	27.02%	9,933	9,942	18.31%
Time deposits	3,250	3,250	2.21%	3,250	3,250	2.43%	2,500	2,500	4.61%

Total	$150,169	146,813	100.00%	$133,389	133,825	100.00%	$54,143	54,286	100.00%

Held-To-Maturity

U.S.Treasury and other U.S. government agencies	$—	—	—	$—	—	—	$21,016	20,675	91.26%
Corporate bonds	—	—	—	—	—	—	1,943	1,980	8.74%

Total	$—	—	—	$—	—	—	$22,959	22,655	100.00%

The table below summarizes the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Available-For-Sale
U.S.Treasury and other U.S. government agencies	$—	—	$1,043	2.02%	$611	2.19%	$254	1.37%	$1,908	1.99%
State and municipal	1,133	2.72%	15,944	2.62%	9,958	3.56%	92,599	4.25%	119,634	3.96%
Corporate bonds	—	—	1,490	1.64%	—	—	497	3.48%	1,987	2.10%
Mortgage backed securities	—	—	222	0.80%	4,737	1.99%	15,075	2.17%	20,034	2.11%
Time deposits	—	—	3,250	2.18%	—	—	—	—	3,250	2.18%

Total	$1,133	2.72%	$21,949	2.44%	$15,306	3.02%	$108,425	3.95%	$146,813	3.63%

Securities pledged at December 31, 2016 and 2015 had a carrying amount of $36,292 and $39,815 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

Premises and Equipment

Premises and equipment, net, totaled $9,093 at December 31, 2016 compared to $9,196 at December 31, 2015, a net decrease of $103 or 1.1%. Asset purchases amounted to approximately $873 during the year ended 2016 while related depreciation expense amounted to $976. At December 31, 2016, we operated from seven retail branch locations as well as two stand-alone mortgage loan production offices and one commercial loan production office. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other five bank branch locations are in Franklin, Springfield, Gallatin and Nashville, Tennessee. Our commercial loan production office is in Murfreesboro, Tennessee. As of December 31, 2016, our mortgage loan production offices were located Hendersonville, Tennessee, as well as Timonium, Maryland. During the year ended December 31, 2016, the Company transitioned most of it out-of-market branches to another bank. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At December 31, 2016, total deposits were $763,834, an increase of $123,826, or 19.3%, compared to $640,008 at December 31, 2015. During the year ended December 31, 2016, we increased non-interest bearing demand deposits by $23.5 million, or 21.1%, increased savings and money market deposits by $2.5 million, or 1.4% and increased time deposits by $107.8 million, or 42.8%, while interest bearing demand deposits decreased $9.9 million, or 10.4%. A large portion of the increase in time deposits related to obtaining certificates of deposit from the state of Tennessee of which the proceeds were used to repay Federal Home Loan Bank advances. We are continuing to focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds. As of December 31, 2016, non-interest bearing deposits represent 17.6% of total deposits.

The average amounts for deposits for 2016, 2015 and 2014 are detailed in the following schedule (in thousands, except for percentages).

	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing deposits	$127,619	0.00%	$83,731	0.00%	$45,103	0.00%
Interest bearing demand	88,775	0.21%	88,857	0.21%	51,662	0.29%
Savings and money market	186,473	0.34%	158,670	0.29%	116,434	0.28%
Time deposits-retail	159,351	0.70%	116,364	0.76%	33,640	1.13%
Time deposits-wholesale	102,626	0.70%	95,719	0.56%	76,627	0.54%

	$664,844	0.40%	$543,341	0.38%	$323,466	0.39%

The following table shows maturity of time deposits of $100,000 or more by category based on time remaining until maturity.

December 31, 2016
Three months or less	$187,933
Over three months through six months	8,141
Over six months through 12 months	25,247
Over one year through three years	44,530
Over three years through five years	13,744
Over five years	—

Total	$279,595

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of December 31, 2016. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

	Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of Net Interest Income
	Next 12 Months		Next 24 Months
	Estimate	Policy	Estimate	Policy
-200 bp	-5.1%	-15%	-12.2%	-15%
-100 bp	-2.2%	-10%	-5.4%	-10%
+100 bp	-0.1%	-10%	0.1%	-10%
+200 bp	0.0%	-15%	0.2%	-15%
+300 bp	0.1%	-20%	0.1%	-20%
+400 bp	0.0%	-25%	0.1%	-25%

We were in compliance with the earnings simulation model policies monitored by the Bank as of December 31, 2016, indicating what we believe to be a fairly neutral profile.

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

At December 31, 2016, our model results indicated that we were within these policy limits.

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

Liquidity Risk Management—The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of cash deposits, 1-4 family residential mortgages, multi-family residential, home equity loans, and available-for-sale securities.

At December 31, 2016, Federal Home Loan Bank advances totaled $32,287 compared to $135,759 as of December 31, 2015. The decrease in FHLB advances is substantially attributable to obtaining lower cost funding from certificates of deposit issued by the state of Tennessee.

At December 31, 2016, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates

2017	$20,000	0.66%
2018	6,000	2.74%
2019	—	0.00%
2020	—	0.00%
2021	519	2.73%
Thereafter	5,768	1.86%

	$32,287	1.29%

Capital

Stockholders’ equity was $106,919 at December 31, 2016, an increase of $10,168, or 10.5%, from $96,751 at December 31, 2015. The Company raised $4.8 million of capital through the exercise of Company stock options during the year ended December 31, 2016. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital led to an increase in the Bank’s December 31, 2016 Tier 1 leverage ratio to 10.75% compared with 9.88% at December 31, 2015 (see other ratios discussed further below). Common dividends of $1,489 (declared during the fourth quarter of 2015) were paid during the first quarter of 2016. As of December 31, 2016, common dividends of $1,711 were declared to be paid during the first quarter of 2017.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Actual and required capital amounts and ratios are presented below as of December 31, 2016 and December 31, 2015 for the Company and Bank.

	Actual Regulatory Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company
Common equity Tier 1	$96,682	13.00%	$38,115	5.125%	N/A	N/A
Tier I leverage	96,682	10.86%	35,610	4.000%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Common equity Tier 1	$95,637	12.88%	$38,054	5.125%	$48,264	6.50%
Tier I leverage	95,637	10.75%	35,586	4.000%	44,482	5.00%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

December 31, 2015
Company
Common equity Tier 1	$84,608	12.02%	$31,675	4.50%	N/A	N/A
Tier I leverage	84,608	9.92%	34,116	4.00%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.00%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.00%	N/A	N/A

Bank
Common equity Tier 1	$84,196	11.97%	$31,653	4.50%	$45,720	6.50%
Tier I leverage	84,196	9.88%	34,087	4.00%	42,609	5.00%
Tier I risk-based capital	84,196	11.97%	42,204	6.00%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.00%	70,351	10.00%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016:

	December 31, 2016
	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five years
Deposits with maturities	$359,776	$288,850	$54,188	$16,738	$—
Federal Home Loan Bank advances	32,287	20,960	7,447	1,763	2,117
Federal funds purchased	3,671	3,671	—	—	—
Lease commitments	11,237	1,540	2,906	2,681	4,110

Total	$406,971	$315,021	$64,541	$21,182	$6,227

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows (dollars in thousands):

December 31, 2016

Unused lines of credit	$159,019
Standby letters of credit	12,217

Total commitments	$171,236

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

Impact of Recent Accounting Guidance

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” clarifies when substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We do not expect these changes to have a significant impact on our consolidated financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

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

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for the Company on January 1, 2016 and did not have a significant impact on the consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We are evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.

Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017. The adoption of this standard reduced reported income tax expense by $478, or approximately $0.06 per diluted common share, for 2016.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please see headings: “Market and Liquidity Risk Management,” “Interest Rate Sensitivity” and “Effect of Inflation and Changing Prices.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Commerce Union maintains disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Commerce Union’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Commerce Union carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, Commerce Union’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Commerce Union Bancshares, Inc.’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Commerce Union’s internal control over financial reporting during Commerce Union’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Commerce Union’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to the Company’s proxy statement for the 2017 annual meeting of shareholders under the captions “Proposal One - Election of Directors,” “Information About the Directors,” “Information About the Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s proxy statement will be filed no later than 120 days after the close of our last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the Company’s Proxy Statement, under the captions “Compensation of Directors and Executive Officers” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to the Company’s Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2016:

Equity Compensation Plan Information as of December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	241,541	$12.96	1,188,586	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	241,541	$12.96	1,188,586

(1)	This number includes 434,186 securities available to be issued under the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. Although this plan will remain in effect until March 23, 2021, the Company has no intentions to issue new awards under the plan. Future awards are intended to be issued under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan for which the number of securities remaining available for future issuance is 754,400.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Company’s Proxy Statement, under the captions “Proposal One - Election of Directors” and “Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to the Company’s Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption “Proposal Two - Ratification of Independent Registered Public Accountants.”

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

The exhibits filed as part of this report and incorporated herein by reference to other documents are listed on the Exhibit Index to this annual report on Form 10-K, immediately following the financial statements.

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

COMMERCE UNION BANCSHARES, INC.

Date: March 14, 2017	By:	/s/ William Ronald DeBerry
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 14, 2017.

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

DECEMBER 31, 2016, 2015 AND 2014

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Commerce Union Bancshares, Inc.’s internal control over financial reporting is effective as of December 31, 2016.

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

Michael Holland, CPA, ABV, CFF

Michael F. Murphy, CPA

P. Jason Ricciardi, CPA, CGMA

David B. von Dohlen, CPA

T. Keith Wilson, CPA, CITP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Commerce Union Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Union Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. Commerce Union Bancshares, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Union Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

Nashville, Tennessee

March 14, 2017

150 FOURTH AVENUE, NORTH ◾ SUITE 2150 ◾ NASHVILLE, TENNESSEE 37219-2431 ◾ (615) 252-6100 ◾ Fax ◾ (615) 252-6105

www.maggartpc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Reliant Bank

Brentwood, Tennessee

We have audited the accompanying consolidated statement of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the fmancial position of Reliant Bank, the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KraftCPAs PLLC

Nashville, Tennessee

March 31, 2015, except for Note 20 as to which the date is March 28, 2016

KraftCPAs PLLC ◾ Certified Public Accountants and Consultants

555 Great Circle Road ◾ Nashville, TN 37228 ◾ phone: 615-242-7351 ◾ fax: 615-782-4271 ◾ kraftcpas.com

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

	2016	2015
ASSETS
Cash and due from banks	$23,413	$20,289
Federal funds sold	830	281

Total cash and cash equivalents	24,243	20,570
Securities available for sale	146,813	133,825
Loans, net	657,701	608,747
Mortgage loans held for sale, less allowance for fair market adjustment of $160 at December 31, 2016	11,831	55,093
Accrued interest receivable	3,786	3,096
Premises and equipment, net	9,093	9,196
Restricted equity securities, at cost	7,133	6,244
Other real estate, net	—	1,149
Cash surrender value of life insurance contracts	24,827	20,077
Deferred tax assets, net	3,437	2,383
Goodwill	11,404	11,404
Core deposit intangibles	1,582	1,938
Other assets	10,134	2,682

TOTAL ASSETS	$911,984	$876,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$134,792	$111,309
Interest-bearing demand	85,478	95,397
Savings and money market deposit accounts	183,788	181,316
Time	359,776	251,986

Total deposits	763,834	640,008
Accrued interest payable	107	55
Federal funds purchased	3,671	—
Federal Home Loan Bank advances	32,287	135,759
Dividends payable	1,711	1,489
Other liabilities	3,455	2,342

TOTAL LIABILITIES	805,065	779,653

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 7,778,309 and 7,279,620 shares issued and outstanding at December 31, 2016 and 2015, respectively	7,778	7,280
Additional paid-in capital	89,045	84,520
Retained earnings	12,212	4,987
Accumulated other comprehensive loss	(2,116)	(36)

TOTAL STOCKHOLDERS’ EQUITY	106,919	96,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$911,984	$876,404

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$31,905	$26,017	$14,659
Interest and fees on loans held for sale	773	1,523	718
Interest on investment securities, taxable	724	881	1,024
Interest on investment securities, nontaxable	2,211	1,185	641
Federal funds sold and other	402	282	173

TOTAL INTEREST INCOME	36,015	29,888	17,215

INTEREST EXPENSE
Deposits
Demand	182	190	148
Savings and money market deposit accounts	632	466	330
Time	1,835	1,416	797
Federal Home Loan Bank advances and other	714	646	354

TOTAL INTEREST EXPENSE	3,363	2,718	1,629

NET INTEREST INCOME	32,652	27,170	15,586

PROVISION FOR LOAN LOSSES	968	(270)	(1,500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,684	27,440	17,086

NONINTEREST INCOME
Service charges on deposit accounts	1,239	958	617
Gains on mortgage loans sold, net	6,317	10,999	3,447
Gain (loss) on securities transactions, net (reclassified from other comprehensive income)	36	(388)	143
Gain (loss) on sale of other real estate	301	6	(8)
Other	907	807	409

TOTAL NONINTEREST INCOME	8,800	12,382	4,608

NONINTEREST EXPENSE
Salaries and employee benefits	18,256	18,657	10,170
Occupancy	3,174	3,387	2,599
Information technology	2,486	2,479	1,399
Advertising and public relations	702	1,213	559
Audit, legal and consulting	1,287	1,892	714
Federal deposit insurance	438	383	264
Provision for losses on other real estate	70	110	72
Other operating	3,961	3,448	1,389

TOTAL NONINTEREST EXPENSE	30,374	31,569	17,166

INCOME BEFORE PROVISION FOR INCOME TAXES	10,110	8,253	4,528

INCOME TAX EXPENSE	2,213	2,271	1,816

CONSOLIDATED NET INCOME	7,897	5,982	2,712

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	1,039	(407)	1,184

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,936	$5,575	$3,896

Basic net income attributable to common shareholders, per share	$1.18	$0.88	$0.98

Diluted net income attributable to common shareholders, per share	$1.16	$0.86	$0.96

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2016	2015	2014

Consolidated net income	$7,897	$5,982	$2,712

Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(1,275), $(17) and $892 for the years ended December 31, 2016, 2015 and 2014, respectively	(2,058)	(25)	1,440

Reclassification adjustment for (gains) losses included in net income, net of tax of $(14), $149 and $(55) for the years ended December 31, 2016, 2015 and 2014, respectively	(22)	239	(88)

Amortization of unrealized holding loss related to transfer of securities from available for sale to held to maturity, net of tax of $26 for the year ended December 31, 2014	—	—	39

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,080)	214	1,391

TOTAL COMPREHENSIVE INCOME	$5,817	$6,196	$4,103

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE - JANUARY 1, 2014	3,910,191	$3,910	$38,925	$(2,212)	$(1,641)	$—	$38,982
Stock based compensation expense	—	—	32	—	—	—	32
Stock issuance costs	—	—	(2)	—	—	—	(2)
Noncontrolling interest contributions	—	—	—	—	—	1,184	1,184
Cash dividend declared to common shareholders ($0.20 per share)	—	—	—	(783)	—	—	(783)
Net income (loss)	—	—	—	3,896	—	(1,184)	2,712
Other comprehensive income	—	—	—	—	1,391	—	1,391

BALANCE - DECEMBER 31, 2014	3,910,191	3,910	38,955	901	(250)	—	43,516
Stock based compensation expense	—	—	104	—	—	—	104
Shares retained by shareholders of Commerce Union Bancshares, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	—	—	—	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	—	—	—	—
Exercise of stock options	186,884	187	1,633	—	—	—	1,820
Restricted stock awards	30,500	31	(31)	—	—	—	—
Stock issuance costs	—	—	(149)	—	—	—	(149)
Noncontrolling interest distributions	—	—	—	—	—	(407)	(407)
Cash dividend declared to common shareholders ($0.20 per share)	—	—	—	(1,489)	—	—	(1,489)
Net income	—	—	—	5,575	—	407	5,982
Other comprehensive income	—	—	—	—	214	—	214

BALANCE - DECEMBER 31, 2015	7,279,620	7,280	84,520	4,987	(36)	—	96,751
Stock based compensation expense	—	—	251	—	—	—	251
Exercise of stock options	476,889	477	4,295	—	—	—	4,772
Restricted stock awards	23,800	23	(23)	—	—	—	—
Restricted stock forfeiture	(2,000)	(2)	2	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	1,039	1,039
Cash dividend declared to common shareholders ($0.22 per share)	—	—	—	(1,711)	—	—	(1,711)
Net income (loss)	—	—	—	8,936	—	(1,039)	7,897
Other comprehensive loss	—	—	—	—	(2,080)	—	(2,080)

BALANCE - DECEMBER 31, 2016	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$—	$106,919

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2016	2015	2014
OPERATING ACTIVITIES
Consolidated net income	$7,897	$5,982	$2,712
Adjustments to reconcile consolidated net income to net cash provided (used) in operating activities
Provision for loan losses	968	(270)	(1,500)
Deferred income taxes	235	(203)	830
Depreciation and amortization of premises and equipment	976	890	567
Net amortization of securities	1,551	1,110	391
Net realized (gains) losses on sales of securities	(36)	388	(143)
Gains on mortgage loans sold, net	(6,317)	(10,999)	(3,447)
Stock-based compensation expense	251	104	32
Loss (gain) on sale of other real estate	(301)	(6)	8
Provision for losses on other real estate	70	110	72
Increase in cash surrender value of life insurance contracts	(750)	(541)	(360)
Mortgage loans originated for resale	(158,457)	(409,338)	(108,498)
Proceeds from sale of mortgage loans	208,036	391,884	87,985
Amortization of core deposit intangible	356	300	131
Change in
Accrued interest receivable	(690)	(465)	(105)
Other assets	(6,580)	(1,357)	(120)
Accrued interest payable	52	(107)	26
Other liabilities	1,501	(167)	631

TOTAL ADJUSTMENTS	40,865	(28,667)	(23,500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,762	(22,685)	(20,788)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(59,332)	(62,556)	(22,364)
Sales	31,782	6,609	14,732
Maturities, prepayments and calls	9,255	7,297	2,000
Activities in held to maturity securities
Sales	—	20,649	—
Maturities, prepayments and calls	—	—	105
Purchases of restricted equity securities	(889)	(1,007)	(436)
Loan originations and payments, net	(49,922)	(51,480)	(30,227)
Purchase of buildings, leasehold improvements, and equipment	(873)	(926)	(340)
Proceeds from sale of other real estate	1,313	568	91
Improvement of other real estate	(16)	—	—
Purchase of life insurance contracts	(4,000)	(4,000)	(2,000)
Cash received in merger	—	12,378	—

NET CASH USED IN INVESTING ACTIVITIES	(72,682)	(72,468)	(38,439)

FINANCING ACTIVITIES
Net change in deposits	123,826	57,848	44,564
Net change in federal funds purchased	3,671	(6,651)	6,651
Advances from (repayments to) Federal Home Loan Bank, net	(103,472)	51,403	8,500
Issuance of common stock	4,772	1,820	—
Stock issuance costs	—	(149)	(2)
Noncontrolling interest contributions received	285	305	775
Cash dividends paid on common stock	(1,489)	—	(783)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,593	104,576	59,705

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,673	9,423	478
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,570	11,147	10,669

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,243	$20,570	$11,147

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$3,311	$2,742	$1,603
Taxes	3,091	4,232	142

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(3,369)	$293	$2,439
Change in due to/from noncontrolling interest	754	(712)	409
Foreclosures transferred from loans to other real estate	—	622	—
Dividends declared, not paid	1,711	1,489	—

See accompanying notes to consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

Principles of Consolidation

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive and terminated in September 2016), Reliant Investments, LLC (inactive and terminated in September 2016), and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 21, Commerce Union Bancshares, Inc. and Reliant Bank merged effective April 1, 2015. The merger was accounted for as a reverse acquisition, and as a result, the historical financial statements presented for the Company are the historical financial statements of Reliant Bank for 2015 and 2014. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry.

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

At December 31, 2016, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted.

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

DECEMBER 31, 2016, 2015 AND 2014

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

The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers financially sound.

Federal funds sold of $830 and $281 at December 31, 2016 and 2015, respectively, were invested in two financial institutions. Such funds were unsecured and matured the next business day.

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

DECEMBER 31, 2016, 2015 AND 2014

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using a straight-line method without anticipating prepayments. This treatment does not materially differ from the level interest yield method. Past due status is determined based on the contractual terms of the note.

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

DECEMBER 31, 2016, 2015 AND 2014

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale. Such loans are carried at the lower of aggregate cost or market value, as determined by outstanding commitments from investors. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. At December 31, 2016, a valuation allowance of $160 was attributable to mortgage loans held for sale. The related servicing rights are generally sold with the loans.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the terms of the related lease for leasehold improvements. The range of estimated useful lives for buildings is 30 to 40 years, for leasehold improvements is 3 to 25 years, which correlates with the applicable lease term, and for furniture, fixtures and equipment is 3 to 7 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

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

DECEMBER 31, 2016, 2015 AND 2014

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

Goodwill

Goodwill represents that excess of the purchase price of over the fair value of assets and liabilities acquired in a 2015 business acquisition (see Note 21) and in a 2009 business acquisition. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

Compensation cost recognized for stock options and restricted stock awards issued to employees is based on the fair value of these awards at the date of grant. A binomial model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Additionally, during 2016, the Company elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for 2016 are presented as if we adopted ASU 2016-09 on January 1, 2016 on a prospective basis and prior periods have not been restated. ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2016 and the impact of applying that guidance reduced reported income tax expense by $478, or approximately $0.06 per diluted common share, for 2016.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and state income tax returns for years prior to fiscal year 2013 are no longer open to examination. Certain returns from years in which net operating losses have occurred are still open for examination by the tax authorities.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2016, the Company did not have a reserve balance to maintain and at December 31, 2015, the Company’s reserve requirement was $10,310.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Shares

Preferred shares rights that can be set when issued as determined by the Board of Directors.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Company to shareholders.

Advertising Costs

Advertising costs are expensed as incurred and totaled $684, $1,117 and $403 for the years ended December 31, 2016, 2015 and 2014.

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

Reclassifications

Certain reclassifications have been made in the 2015 and 2014 consolidated financial statements to conform to the 2016 presentation. These reclassifications had no effect on the results of operations previously reported.

Recent Authoritative Accounting Guidance

The following discusses new authoritative accounting guidance and the related impact on the Company.

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)”: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies when substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We do not expect these changes to have a significant impact on our consolidated financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

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

DECEMBER 31, 2016, 2015 AND 2014

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

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for the Company on January 1, 2016 and did not have a significant impact on the consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We are evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017. The adoption of this standard reduced reported income tax expense by $478, or approximately $0.06 per diluted common share, for 2016. The Company did not apply the provisions of this pronouncement retrospectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows at December 31, 2016 and 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$1,909	$4	$(5)	$1,908
State and municipal	122,813	446	(3,625)	119,634
Corporate bonds	2,000	8	(21)	1,987
Mortgage backed securities	20,197	11	(174)	20,034
Time deposits	3,250	—	—	3,250

Total	$150,169	$469	$(3,825)	$146,813

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$4,918	$1	$(83)	$4,836
State and municipal	86,604	1,262	(271)	87,595
Corporate bonds	2,000	5	(26)	1,979
Mortgage backed securities	36,617	63	(515)	36,165
Time deposits	3,250	—	—	3,250

Total	$133,389	$1,331	$(895)	$133,825

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

There were no held to maturity securities as of December 31, 2016 and 2015. On January 16, 2015, as part of a strategy to reposition the Company’s investment portfolio, $20,806 of securities classified as held to maturity were sold resulting in a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

The fair value of available for sale debt securities at December 31, 2016 by contractual maturity is provided below. Mortgage backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,130	$1,133
Due in one to five years	21,723	21,727
Due in five to ten years	10,565	10,569
Due after ten years	96,554	93,350
Mortgage backed securities	20,197	20,034

	$150,169	$146,813

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2016:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$748	$5	$—	$—	$748	$5
State and municipal	83,637	3,597	1,115	28	84,752	3,625
Corporate bonds	496	4	983	17	1,479	21
Mortgage backed securities	17,599	129	1,255	45	18,854	174

Total temporarily impaired	$102,480	$3,735	$3,353	$90	$105,833	$3,825

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

At December 31, 2016, management had the intent and ability to hold all securities in a loss position for the foreseeable future, and the decline in fair value was largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 193 securities in an unrealized loss position as of December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, gross realized gains on sales of securities were $359, $75 and $158, respectively, and gross realized losses were $323, $463 and $15, respectively.

Securities pledged at December 31, 2016 and 2015 had a market value of $36,292 and $39,815, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2016 and 2015 were comprised as follows:

	December 31, 2016	December 31, 2015
Commerical, industrial and agricultural	$134,404	$143,770
Real estate
1-4 family residential	113,031	110,736
1-4 family HELOC	57,460	49,665
Multi family and commercial real estate	215,639	202,736
Construction, land development and farmland	115,889	89,763
Consumer	17,240	15,271
Other	13,745	5,556

	667,408	617,497
Less
Deferred loan fees	625	927
Allowance for possible loan losses	9,082	7,823

Loans, net	$657,701	$608,747

At December 31, 2016 and 2015, loans are recorded net of purchase discounts of $1,210 and $3,533, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(84)	—	—	(25)
Recoveries	323	18	6	66
Provision	(5)	128	886	(77)

Ending balance	$2,432	$2,737	$1,786	$1,178

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	—	—	(36)	(145)
Recoveries	11	12	—	436
Provision	(6)	4	38	968

Ending balance	$704	$208	$37	$9,082

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	—	—	—	—
Recoveries	346	388	7	15
Provision	(332)	133	145	557

Ending balance	$2,198	$2,591	$894	$1,214

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	(6)	(35)	—	—	(41)
Recoveries	25	—	—	—	781
Provision	(174)	46	33	(678)	(270)

Ending balance	$699	$192	$35	$—	$7,823

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$747	$—	$17	$27
Acquired with credit impairment	—	6	—	—
Collectively evaluated for impairment	1,685	2,731	1,769	1,151

Total	$2,432	$2,737	$1,786	$1,178

Loans
Individually evaluated for impairment	$5,375	$2,036	$2,544	$1,972
Acquired with credit impairment	329	2,852	1,481	89
Collectively evaluated for impairment	128,700	210,751	111,864	110,970

Total	$134,404	$215,639	$115,889	$113,031

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$62	$—	$—	$853
Acquired with credit impairment	—	—	—	6
Collectively evaluated for impairment	642	208	37	8,223

Total	$704	$208	$37	$9,082

Loans
Individually evaluated for impairment	$1,479	$—	$—	$13,406
Acquired with credit impairment	16	—	—	4,767
Collectively evaluated for impairment	55,965	17,240	13,745	649,235

Total	$57,460	$17,240	$13,745	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

DECEMBER 31, 2016, 2015 AND 2014

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

Multi-family and commercial real estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 2016, approximately 33% of the outstanding principal balance of the Company’s commercial real estate loan portfolio was secured by owner-occupied properties.

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

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values influence the depth of potential losses in this portfolio segment.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

1-4 family HELOC: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV, minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values influence the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

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

Non-accrual loans by class of loan were as follows at December 31:

	December 31, 2016	December 31, 2015

Commercial, industrial and agricultural	$3,062	$947
Multi family and commercial real estate	636	713
Construction, land development and farmland	730	158
1-4 family residential real estate	344	2,109
1-4 family HELOC	862	1,077

Total	$5,634	$5,004

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, industrial and agricultural	$6,383	$3,924	$1,780	$5,704	$747
Multi family and commercial real estate	5,666	2,914	1,974	4,888	6
Construction, land development and farmland	4,124	3,854	171	4,025	17
1-4 family residential real estate	2,422	2,035	27	2,062	27
1-4 family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,905	$4,269	$18,174	$859

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, industrial and agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi family and commercial real estate	6,958	5,452	713	6,165	11
Construction, land development and farmland	1,831	1,496	224	1,720	22
1-4 family residential real estate	3,763	3,009	372	3,381	241
1-4 family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Interest income recognized on impaired loans totaled $848, $853 and $656 for the years ended December 31, 2016, 2015 and 2014, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Commercial, industrial and agricultural	$6,055	$3,177
Multi family and commercial real estate	5,837	3,941
Construction, land development and farmland	3,243	1,049
1-4 family residential real estate	2,715	3,789
1-4 family HELOC	1,854	2,168

Total	$19,704	$14,124

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

DECEMBER 31, 2016, 2015 AND 2014

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Grade 7 - Substandard

A ‘‘substandard’’ extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified should have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require supervision that is more intensive by Company management. Substandard assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigation.

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Consumer purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

Credit quality indicators by class of loan were as follows at December 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland

Pass (grades 1-5)	$129,880	$211,938	$111,663
Special Mention	—	—	1,767
Substandard	4,524	3,701	2,459

Total	$134,404	$215,639	$115,889

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total

Pass (grades 1-5)	$30,985	$109,592	$55,981	$650,039
Special Mention	—	1,427	—	3,194
Substandard	—	2,012	1,479	14,175

Total	$30,985	$113,031	$57,460	$667,408

Credit quality indicators by class of loan were as follows at December 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland

Pass (grades 1-5)	$141,119	$198,143	$89,521
Special Mention	1,415	2,397	—
Substandard	1,236	2,196	242

Total	$143,770	$202,736	$89,763

	Consumer and Other	1-4 Family Residential Real Estate	1-4 Family HELOC	Total

Pass (grades 1-5)	$20,827	$107,331	$47,504	$604,445
Special Mention	—	—	—	3,812
Substandard	—	3,405	2,161	9,240

Total	$20,827	$110,736	$49,665	$617,497

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2016:

	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater than 90 Days	Accruing Total Past Due

Commercial, industrial and agricultural	$207	$142	$—	$349
Multi family and commercial real estate	—	—	—	—
Construction, land development and farmland	58	—	—	58
1-4 family residential real estate	7	—	—	7
1-4 family HELOC	—	—	—	—
Consumer	193	—	—	193
Other	—	—	—	—

Total	$465	$142	$—	$607

	Current	Accruing Total Past Due	Non Accrual Current Loans	Non Accrual Past Due Loans	Total Loans
Commercial, industrial and agricultural	$130,993	$349	$1,243	$1,819	$134,404
Multi family and commercial real estate	215,003	—	636	—	215,639
Construction, land development and farmland	115,101	58	—	730	115,889
1-4 family residential real estate	112,680	7	58	286	113,031
1-4 family HELOC	56,598	—	862	—	57,460
Consumer	17,047	193	—	—	17,240
Other	13,745	—	—	—	13,745

Total	$661,167	$607	$2,799	$2,835	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

There were no loans past due 90 days or more and still accruing interest at December 31, 2016 or 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled debt restructurings occurring during the year ended December 31, 2016 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

Construction, land development and farmland	2	$1,712	$1,712

Troubled debt restructurings occurring during the year ended December 31, 2015 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

1-4 family residential real estate	1	$196	$196

Troubled debt restructurings occurring during the year ended December 31, 2014 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

Commercial and industrial	2	$948	$1,044

There were no charge offs resulting from modifications during the years ended December 31, 2016, 2015 or 2014. The modifications consisted of changes in the amortization terms of the loans and payment modifications. The modifications had no affect on the allowance for loan losses and interest income was not significantly affected.

There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2016, 2015 and 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As part of an acquisition completed during 2015, the Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans was as follows at December 31, 2016 and 2015, respectively:

	2016	2015
Commercial, industrial and agricultural	$385	$1,558
Multi family and commercial real estate	3,321	4,565
Construction, land development and farmland	1,569	1,598
1-4 family residential real estate	92	1,016
1-4 family HELOC	36	40

Total outstanding balance	5,403	8,777
Less remaining purchase discount	635	1,671

	4,768	7,106
Allowance for loan losses	6	247

Carrying amount, net of allowance	$4,762	$6,859

During the year ended December 31, 2016, a loan with non-accretable purchase discount totaling $708 was paid in full resulting in the recognition of the discounts in interest income.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the years ended December 31, 2015 and 2016:

Balance at January 1, 2015	$—
New loans acquired	478
Accretion income	(97)
Reclassification to nonaccretable	(148)

Balance at December 31, 2015	$233
Accretion income	(146)

Balance at December 31, 2016	$87

The Company decreased the allowance for loan losses on purchased credit impaired loans by $241 during the year ended December 31, 2016 and increased the allowance for loan losses on purchased credit impaired loans by $247 during the year ended December 31, 2015.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Purchased credit impaired loans acquired during the year ended December 31, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable of loans purchased	$10,201
Cash flows expected to be collected at acquisition	$8,564
Fair value at acquisition	$7,346

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016	2015

Balance - January 1	$10,484	$9,995
New loans during the year	4,442	5,413
Repayments during the year	(2,991)	(4,924)

Balance - December 31	$11,935	$10,484

As of December 31, 2016 and 2015, none of these loans were restructured, nor were any related party loans charged off in 2016, 2015 or 2014.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2016 and 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,908	$—	$1,908	$—
State and municipal	119,634	—	119,634	—
Corporate bonds	1,987	—	1,987	—
Mortgage backed securities	20,034	—	20,034	—
Time deposits	3,250	3,250	—	—
Interest rate swap	195	—	195	—

Liabilities
Interest rate swap	$267	$—	$267	$—

December 31, 2015
Assets
U. S. Treasury and other U. S. government agencies	$4,836	$—	$4,836	$—
State and municipal	87,595	—	87,595	—
Corporate bonds	1,979	—	1,979	—
Mortgage backed securities	36,165	—	36,165	—
Time deposits	3,250	3,250	—	—
Interest rate swap	77	—	77	—

Liabilities
Interest rate swap	$572	$—	$572	$—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2016 and 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Impaired loans	$3,410	$—	$—	$3,410

December 31, 2015
Assets
Impaired loans	$2,486	$—	$—	$2,486
Other real estate owned	1,149	—	—	1,149

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2016 and 2015:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2016 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$23,413	$23,413	$23,413	$—	$—
Federal funds sold	830	830	830	—	—
Loans, net	657,701	658,130	—	—	658,130
Mortgage loans held for sale	11,831	11,831	—	—	11,831
Accrued interest receivable	3,786	3,786	—	3,786	—
Restricted equity securities	7,133	7,133	—	7,133	—
Financial liabilities
Deposits	763,834	763,174	—	—	763,174
Accrued interest payable	107	107	—	107	—
Federal Home Loan Bank advances	32,287	32,444	—	32,444	—

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2015 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,289	$20,289	$20,289	$—	$—
Federal funds sold	281	281	281	—	—
Loans, net	608,747	611,628	—	—	611,628
Mortgage loans held for sale	55,093	55,093	—	—	55,093
Accrued interest receivable	3,096	3,096	—	3,096	—
Restricted equity securities	6,244	6,244	—	6,244	—
Financial liabilities
Deposits	640,008	639,746	—	—	639,746
Accrued interest payable	55	55	—	55	—
Federal Home Loan Bank advances	135,759	136,138	—	136,138	—

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

NOTE 5 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2016 and 2015 is as follows:

	2016	2015
Land	$1,211	$1,211
Buildings	4,717	4,717
Construction in progress	368	406
Leasehold improvements	3,828	3,739
Furniture, fixtures and equipment	7,316	6,699

	17,440	16,772
Less: accumulated depreciation	(8,347)	(7,576)

	$9,093	$9,196

Depreciation expense was $976, $890 and $567 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6 - RESTRICTED EQUITY SECURITIES

The Company owned the following restricted equity securities as of December 31, 2016 and 2015:

	2016	2015
Federal Reserve Bank	$2,906	$2,717
Federal Home Loan Bank	4,227	3,527

	$7,133	$6,244

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLE

The following presents the balances as of December 31, 2016, and 2015, of intangible assets acquired in business acquisitions:

	2016	2015
Goodwill	$11,404	$11,404

Amortized intangible assets:
Core deposit intangibles	$2,946	$2,946
Less accumulated amortization	(1,364)	(1,008)

	$1,582	$1,938

Amortization expense was $356, $300 and $131 for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated future amortization expense as of December 31, 2016 is as follows:

2017	$301
2018	226
2019	226
2020	226
2021	226
Thereafter	377

Total	$1,582

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 8 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2016 are as follows:

Maturity
2017	$288,850
2018	45,676
2019	8,512
2020	11,423
2021	5,315

$359,776

The aggregate amount of overdrafts reclassified to loans receivable was $154 and $202 at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, deposits in excess of $250 totaled $221,136 and $167,720, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2016, 2015 and 2014 were $14,151, $9,920 and $5,498, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, advances from the Federal Home Loan Bank were as follows:

	2016	2015
Maturities January 2017 through March 2024, fixed rates ranging from .64% to 2.99%	$32,287	$135,759

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The weighted average rate at December 31, 2016 and 2015 was 1.29% and .66%, respectively. The advances were collateralized by $332,419 and $288,397 of real estate loans at December 31, 2016 and 2015, respectively. The Company’s additional borrowing capacity was $30,484 and $23,214 at December 31, 2016 and 2015, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

Required future principal payments on Federal Home Loan Bank borrowings are as follows:

2017	$20,960
2018	6,717
2019	730
2020	743
2021	1,020
Thereafter	2,117

Total	$32,287

NOTE 10 - BENEFIT PLANS

The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 3% contributed by the employee and 50% of the next 2% of the compensation contributed. Expense was $467 for 2016, $416 for 2015 and $173 for 2014.

NOTE 11 - INCOME TAXES

The income tax expense consists of the following for the years ended December 31:

	2016	2015	2014
Income tax expense
Current	$1,978	$2,474	$986
Deferred	235	(203)	830

Total provision for income tax expense	$2,213	$2,271	$1,816

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

A reconciliation of the income tax expense for the years ended December 31, 2016, 2015 and 2014 from the “expected” tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:

	2016		2015		2014
Computed “expected” tax expense	$3,437	34%	$2,806	34%	$1,540	34%

Increase (decrease) in tax expense resulting from:
State tax expense, net of federal tax effect	404	4%	348	4%	234	5%
Tax exempt interest	(923)	-9%	(569)	-7%	(260)	-6%
Disallowed interest expense	56	1%	53	1%	13	0%
Incentive stock options	22	0%	23	0%	11	0%
Cash surrender value of life insurance contracts	(255)	-3%	(184)	-2%	(123)	-3%
Meals and entertainment	18	0%	22	0%	15	0%
Officers life insurance expense	7	0%	2	0%	—	0%
Excess tax benefit from stock compensation	(478)	-5%	—	0%	—	0%
Expiration of capital loss carryover	—	0%	—	0%	43	1%
Nondeductible merger expenses	—	0%	143	2%	—	0%
Federal and state tax credits	(499)	-5%	(123)	-1%	—	0%
Benefit of subsidiary net loss	—	0%	(159)	-2%	—	0%
Subsidiary disregarded for federal taxes	378	4%	(88)	-1%	403	9%
Other	46	0%	(3)	0%	(60)	-1%

Total income tax expense	$2,213	21%	$2,271	28%	$1,816	39%

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

During the years ended December 31, 2016, 2015 and 2014, deferred tax assets increased by $1,289, $132 and $863 related to unrealized gains and losses on available for sale securities, and income tax expense (benefit) of $14, $(149) and $55 was recognized related to gains and losses reclassified from other comprehensive income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

Significant components of deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Organizational and start-up costs	$188	$231
Core deposit intangible	(403)	(513)
Goodwill	(109)	(94)
Acquisition fair value adjustments	344	1,206
Allowance for loan losses	2,083	1,286
Loan fees	240	355
Other real estate	19	70
Premises and equipment	(691)	(645)
Unrealized loss on available-for-sale securities	1,312	23
Non-accrual loans	264	228
Other	190	236

Total	$3,437	$2,383

State	$418	$326
Federal	3,019	2,057

Net deferred tax asset	$3,437	$2,383

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2016, it was more likely than not that all deferred tax assets would be realized.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

A summary of the activity in the stock option plan for 2016 is as follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	708,921	$10.73
Granted	41,500	15.57
Exercised	(476,889)	10.03
Forfeited or expired	(31,991)	10.61

Outstanding at December 31, 2016	241,541	12.96	5.41	$2,065

Exercisable at December 31, 2016	144,941	12.11	3.25	$1,363

Vested and expected to vest at December 31, 2016	238,643	12.89	5.41	$2,003

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2016	84,160	$2.90
Granted	41,500	3.89
Vested	(24,260)	2.76
Forfeited	(4,800)	2.92

Non-vested options at December 31, 2016	96,600	3.36

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

Information related to the stock option plan during each year follows and assumes a 3% forfeiture rate:

	2016	2015
Intrinsic value of options exercised	$2,272	$766
Cash received form option exercises	4,772	1,820
Tax benefit realized from option exercises	478	—

The fair value of options granted during 2016 and 2015 was determined using the following assumptions as of the grant date, resulting in an estimated fair value per option of $3.82.

	2016	2015
Risk-free interest rate	1.33% - 2.45%	1.65%
Expected term	6.5 - 10 years	10 years
Expected stock price volatility	21% - 24%	21.00%
Dividend yield	1.02% - 1.57%	1.50%

The following table shows the activity related to restricted stock for 2016 and 2015:

	2016	2015
Non-vested options at January 1,	30,500	—
Granted	23,800	30,500
Vested	(3,835)	—
Forfeited	(2,000)	—

Non-vested options at December 31,	48,465	30,500

The shares issued had a market value of $15.24 per share in 2016 and $13.65 per share in 2015. The shares vest over periods ranging from one to three years. As of December 31, 2016, there was $496 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recovered over a weighted-average period of 2.15 years. In 2016, the fair value of share awards vested totaled $60.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2016 and 2015 the Company and the Bank met all capital adequacy requirements to which they are subject.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

Actual and required capital amounts and ratios are presented below as of December 31, 2016 and 2015.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

December 31, 2015
Company
Tier I leverage	$84,608	9.92%	$34,116	4.000%	N/A	N/A
Common equity tier 1	84,608	12.02%	31,675	4.500%	N/A	N/A
Tier I risk-based capital	84,608	12.02%	42,234	6.000%	N/A	N/A
Total risk-based capital	92,431	13.13%	56,317	8.000%	N/A	N/A

Bank
Tier I leverage	$84,196	9.88%	$34,087	4.000%	$42,609	5.00%
Common equity tier 1	84,196	11.97%	31,653	4.500%	45,720	6.50%
Tier I risk-based capital	84,196	11.97%	42,204	6.000%	56,271	8.00%
Total risk-based capital	92,019	13.08%	56,281	8.000%	70,351	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $39,500 and $39,300 at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had an outstanding balance of $3,671 under these federal funds lines. The Company had no outstanding balance under these lines as of December 31, 2015. The Company also has an unsecured line of credit at IDC Deposits with availability of $20,000. The Company did not have an outstanding balance under this line of credit at December 31, 2016 or 2015. The Company also may access borrowings utilizing the Federal Reserve bank discount window of $3,923 at December 31, 2016. There no funds advanced from the discount window at December 31, 2016.

At December 31, 2016 and 2015, the Company has $170,000 and $25,000 in standby letters of credit with the Federal Home Loan Bank, with $162,190 and $19,000 pledged to secure municipal deposits. The Company had $3,047 of pledged cash secured with the Federal Home Loan Bank at December 31, 2016.

At December 31, 2016, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers as defined in the agreements.

NOTE 15 - LEASES

The Company’s principal office is located at 1736 Carothers Parkway in Brentwood, Tennessee. The Company leases this office from a related third party but owns the leasehold improvements.

The Company leases additional offices for its operation center and branch at 101 Creekstone Boulevard in Franklin, Tennessee from a related third party but owns the leasehold improvements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 15 – LEASES (CONTINUED)

A summary of the Company’s leased facilities (other than month-to-month agreements) follows:

Property Description (In Tennesee unless noted)	Base Lease Expiration Date	Base Lease Term With Renewal Periods	Escalation Clause
1736 Carothers Parkway, Brentwood	February 28, 2025	25 years	3% annually
6005 Nolensville Road, Nashville	September 30, 2018	20 years	none
5109 Peter Taylor Park Drive, Brentwood	July 31, 2016	17 years	3% annually
4108 Hillsboro Pike, Nashville	November 30, 2021	27 years	10% after 5th year of initial term
101 Creekstone Boulevard, Franklin	March 31, 2026	20 years	1% annually
711 East Main Street, Suite 105, Hendersonville	October 31, 2017	5 years	2.5% annually
15 W. Aylesbury Road, Timonium Maryland	Month to Month	Monthly	none
745 South Church Street, Murfreesboro	April 15, 2015	3 years	$100 annually
633 Chestnut Street, Chattanooga	February 28, 2018	1 year	none

The Company has classified all leases as operating lease agreements for office space, copiers, and an automobile. Future minimum rental payments required under the terms of the non-cancellable leases are as follows:

Year Ending December 31,
2017	$1,564
2018	1,447
2019	1,463
2020	1,438
2021	1,243
Thereafter	4,110

Total	$11,265

Total rent expense under the leases amounted to $1,954, $2,094 and $1,876, respectively, during the years ended December 31, 2016, 2015 and 2014.

NOTE 16 - RELATED PARTY TRANSACTIONS

The main office, operations center, and Franklin branch were previously leased from Corporations in which owners in the Corporations serve as members of the Company’s Board of Directors. The amounts paid under these leases totaled $44, $599 and $972 during the years ended December 31, 2016, 2015 and 2014, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2016 and 2015 were as follows:

	2016	2015
Unused lines of credit
Fixed	$44,371	$26,957
Variable	114,648	93,923
Standby letters of credit	12,217	8,776

Total	$171,236	$129,656

NOTE 18 - DERIVATIVES

During the year ended December 31, 2015, the Company entered into swap agreements totaling $11,200 to effectively convert fixed municipal security yields to floating rates. This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 at December 31, 2016 and December 31, 2015. At December 31, 2016, the contracts had fair values totaling $195 recorded in other assets and $267 recorded in other liabilities. At December 31, 2015, the contracts had fair values totaling $77 recorded in other assets and $572 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At December 31, 2016, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 19 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS) for the years ended December 31:

	2016	2015	2014
Basic EPS Computation
Net income attributable to common shareholders	$8,936	$5,575	$3,896
Weighted average common shares outstanding	7,586,993	6,329,316	3,993,206

Basic earnings per common share	$1.18	$0.88	$0.98

Diluted EPS Computation
Net income attributable to common shareholders	$8,936	$5,575	$3,896
Weighted average common shares outstanding	7,586,993	6,329,316	3,993,206
Dilutive effect of stock options and restricted shares	104,500	149,636	60,598

Adjusted weighted average common shares outstanding	7,691,493	6,478,952	4,053,804

Diluted earnings per common share	$1.16	$0.86	$0.96

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 20 - SEGMENT REPORTING (CONTINUED)

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2016
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$32,035	$617	$32,652
Provision for loan losses	968	—	968
Noninterest income	2,481	6,319	8,800
Noninterest expense	22,327	8,047	30,374
Income tax expense	2,285	(72)	2,213

Net income (loss)	8,936	(1,039)	7,897
Noncontrolling interest in net loss of subsidiary	—	1,039	1,039

Net income attributable to common shareholders	$8,936	$—	$8,936

	Year Ended December 31, 2015
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$25,931	$1,239	$27,170
Provision for loan losses	(270)	—	(270)
Noninterest income	1,383	10,999	12,382
Noninterest expense	19,590	11,979	31,569
Income tax expense	2,419	(148)	2,271

Net income	5,575	407	5,982
Noncontrolling interest in net income of subsidiary	—	(407)	(407)

Net income attributable to common shareholders	$5,575	$—	$5,575

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 20 - SEGMENT REPORTING (CONTINUED)

	Year Ended December 31, 2014
	Retail Banking	Residential Mortgage Banking	Consolidated
Net interest income	$14,996	$590	$15,586
Provision for loan losses	(1,500)	—	(1,500)
Noninterest income	1,161	3,447	4,608
Noninterest expense	11,945	5,221	17,166
Income tax expense	1,816	—	1,816

Net income	3,896	(1,184)	2,712
Noncontrolling interest in net loss of subsidiary	—	1,184	1,184

Net income attributable to common shareholders	$3,896	$—	$3,896

NOTE 21 - BUSINESS COMBINATION

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 21 - BUSINESS COMBINATION (CONTINUED)

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

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 21 - BUSINESS COMBINATION (CONTINUED)

Pro forma data for the year ended December 31, 2015 and 2014 in the table below presents information as if the merger occurred at the beginning of each year.

	Year Ended December 31,
	2015	2014
Net interest income	$30,355	$27,962
Net income attributable to common shareholders	6,221	6,980

Earnings per share—basic	0.88	0.99
Earnings per share—diluted	0.85	0.97

Supplemental pro forma earnings in the above table for the years ended December 31, 2015 and 2014 include $849 and $1,462 of nonrecurring costs, respectively.

NOTE 22 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$8,914	$9,497	$8,656	$8,948
Net interest income	8,082	8,692	7,835	8,043
Consolidated net income	2,558	2,137	1,763	1,439
Noncontrolling interest in net (income) loss of subsidiary	(321)	223	605	532
Net income attributable to common shareholders	2,237	2,360	2,368	1,971
Basic earnings per share	0.30	0.31	0.31	0.26
Diluted earnings per share	0.30	0.31	0.30	0.25

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$4,473	$8,224	$8,483	$8,708
Net interest income	4,069	7,481	7,719	7,901
Consolidated net income	541	1,570	2,340	1,531
Noncontrolling interest in net (income) loss of subsidiary	71	32	(507)	(3)
Net income attributable to common shareholders	612	1,602	1,833	1,528
Basic earnings per share	0.16	0.23	0.26	0.21
Diluted earnings per share	0.15	0.22	0.25	0.21

NOTE 23 - MORTGAGE OPERATIONS

During 2011, the Company and VHC Fund 1, LLC organized Reliant Mortgage Ventures, LLC (the “Venture”) for the purpose of improving the Company’s mortgage operations. The Company holds 51% of the governance rights of the Venture (and therefore consolidates the results of its operations) and 30% of the Venture’s financial rights. VHC Fund 1, LLC holds 49% of the governance rights of the Venture and 70% of the related financial rights. VHC Fund 1, LLC is controlled by an immediate family member of a member of the Company’s board of directors. Under the related operating agreement, the non-controlling member receives 70% of the profits of the Venture, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2016, 2015 and 2014) are included in non-controlling interest in net (income) loss of subsidiary on the accompanying consolidated statements of operations. At December 31, 2016, the Venture has a payable balance to the Company of $632, and a receivable balance of $122 at December 31, 2015.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to the Venture as well as rent, personnel and core processing. As of December 31, 2016, the cumulative losses to date of the Venture totaled $3,397. The Venture will have to generate net income of this amount before the Company will participate in future earnings.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following tables present parent company condensed financial statements as of and for the year ended December 31, 2016 and December 31, 2015. Prior to 2015, the parent company was under different ownership.

CONDENSED BALANCE SHEET

DECEMBER 31

	2016	2015
ASSETS
Cash and cash equivalents	$166	$113
Due from bank	1,711	—
Investment in subsidiary	105,874	96,338
Other assets	920	2,412

Total assets	$108,671	$98,863

LIABILITIES AND EQUITY
Dividend payable	1,711	1,489
Accrued expenses and other liabilities	41	623
Shareholders’ equity	106,919	96,751

Total liabilities and shareholders’ equity	$108,671	$98,863

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31

	2016	2015
Dividends from subsidiary	$3,161	$3,139
Other expense	1,326	1,413

Income before income tax and undistributed income from subsidiary	1,835	1,726
Income tax expense (benefit)	(508)	(446)
Equity in undistributed income from subsidiary	6,593	3,403

Net income attributable to common shareholders	$8,936	$5,575

CONDENSED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31

	2016	2015
Cash flows from operating activities
Net income attributable to common shareholders	$8,936	$5,575
Adjustments:
Equity in undistributed income from subsidiary	(6,593)	(3,403)
Change in other assets	(219)	(2,337)
Change in other liabilities	(582)	336

Net cash from operating activities	1,542	171

Cash flows from investing activities
Investment in subsidiary	(4,772)	(1,895)
Cash from merger	—	17

Net cash from investing activities	(4,772)	(1,878)

Cash flows from financing activities
Dividends paid	(1,489)	—
Proceeds from equity issuances, net	4,772	1,820

Net cash from financing activities	3,283	1,820

Net change in cash and cash equivalents	53	113
Beginning cash and cash equivalents	113	—

Ending cash and cash equivalents	$166	$113

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

NOTE 25 – SUBSEQUENT EVENTS

In February of 2017 the Company opened a full service retail branch office in the Green Hills area of Nashville, Tennessee. In March of 2017 the Company opened a loan production office in Chattanooga, Tennessee.

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Charter of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 3.1 to Form S-4 filed July 3, 2014

3.2	Amended and Restated Bylaws of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 3.2 to Form S-4 filed July 3, 2014

4.1	Specimen certificate representing the common stock, par value $1.00 per share, of Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 4.1 to Form S-4 filed July 3, 2014

10.1**	Employment Agreement, dated as of April 1, 2015, by and between William Ronald DeBerry and Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2015

10.2**	Employment Agreement, dated as of April 1, 2015, by and between Devan D. Ard, Jr. and Commerce Union Bancshares, Inc. and Commerce Union Bank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2015

10.3**	Employment Agreement, dated as of April 1, 2015, by and between J. Daniel Dellinger and Commerce Union Bank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2015

10.4**	Employment Agreement, dated as of April 1, 2015, by and between Michael Scott McKeown and Commerce Union Bancshares, Inc. and Commerce Union Bank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2015

10.5	Lease Agreement, dated as of January 31, 2013, by and between MarCor Properties, a partnership, and Commerce Union Bank	Incorporated by reference to Exhibit 10.6 to Form S-4 filed July 3, 2014

10.6	Rental Agreement, dated as of March 28, 2013, by and between Springfield Executive Suites LLC and Commerce Union Bank	Incorporated by reference to Exhibit 10.7 to Form S-4 filed July 3, 2014

10.7**	Form of First Amendment to Organizer Stock Option Agreement	Incorporated by reference to Exhibit 10.9 to Form S-4 filed July 3, 2014

10.8**	Form of Second Amendment to Organizer Stock Option Agreement	Incorporated by reference to Exhibit 10.10 to Form S-4 filed July 3, 2014

10.9**	Form of Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.11 to Form S-4 filed July 3, 2014

10.10**	Form of First Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.12 to Form S-4 filed July 3, 2014

10.11**	Form of Second Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.13 to Form S-4 filed July 3, 2014

10.12**	Form of Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.14 to Form S-4 filed July 3, 2014

10.13**	Form of First Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.15 to Form S-4 filed July 3, 2014

10.14**	Form of Second Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.16 to Form S-4 filed July 3, 2014

Exhibit No.	Description	Location

10.15**	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014

10.16	Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 22, 2016

10.17	Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 22, 2016

10.18	First Amendment to the Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 22, 2016

10.19	First Amendment to the Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 22, 2016

10.20	Second Amendment to the Operations Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 22, 2016

10.21	Second Amendment to the Branch Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 22, 2016

10.22**	Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan	Incorporated by reference to Exhibit 10.24 to Form 10-K filed March 28, 2016

10.23**	Employment Agreement, dated as of March 22, 2016, by and between Wallace E. Gammon, Jr. and Reliant Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 22, 2016

10.24	Mutual Cooperation Agreement, dated as of March 31, 2016, by and between BBMC Mortgage, LLC and Commerce Union Bancshares, Inc.	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 12, 2016

21.1	Subsidiaries of Commerce Union Bancshares, Inc. and Reliant Bank	Filed herewith

23.1	Consent of Maggart & Associates, P.C.	Filed herewith

23.2	Consent of Kraft CPAs PLLC	Filed herewith

24.1	Power of Attorney	Included in Signature Page hereto

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

**	Indicates compensatory plan or arrangement