Form 10-Q
period 2017-03-31
Commerce Union Bancshares, Inc.
filed 2017-05-10
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 8, 2017 was 7,833,030.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Commerce Union Bancshares, Inc. (“we,” “our,” or “us” on a consolidated basis) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this quarterly report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected. You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements. Commerce Union’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Factors that might cause such differences include, but are not limited to:

•	The possibility that our asset quality declines or that we experience greater loan losses than anticipated;
•	Increased levels of other real estate, primarily as a result of foreclosures;
•	The impact of liquidity needs on our results of operations and financial condition;
•	Competition from financial institutions and other financial service providers;
•	Economic conditions in the local markets where we operate;
•

The negative impact on profitability imposed on us by a compressed net interest margin on loans and other extensions of credit, which affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;

•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance, and other aspects of the financial services industry;
•	Our ability to attract, develop, and retain qualified banking professionals;
•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;
•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;
•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;
•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu, or other pandemic illness;
•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;
•	Volatility and disruption in financial, credit, and securities markets;
•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by Reliant Bank;
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

PART I – FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited).

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$18,290	$23,413
Federal funds sold	50	830
Total cash and cash equivalents	18,340	24,243
Securities available for sale	179,266	146,813
Loans, net	688,542	657,701
Mortgage loans held for sale, net	9,798	11,831
Accrued interest receivable	3,921	3,786
Premises and equipment, net	9,688	9,093
Restricted equity securities, at cost	7,140	7,133
Cash surrender value of life insurance contracts	25,013	24,827
Deferred tax assets, net	3,336	3,437
Goodwill	11,404	11,404
Core deposit intangibles	1,493	1,582
Other assets	4,524	10,134

TOTAL ASSETS	$962,465	$911,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$135,939	$134,792
Interest-bearing demand	84,061	85,478
Savings and money market deposit accounts	210,952	183,788
Time	395,231	359,776
Total deposits	826,183	763,834
Accrued interest payable	158	107
Federal funds purchased	-	3,671
Federal Home Loan Bank advances	24,099	32,287
Dividends payable	-	1,711
Other liabilities	2,430	3,455

TOTAL LIABILITIES	852,870	805,065

STOCKHOLDERS’ EQUITY

Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	-	-
Common stock, $1 par value; 30,000,000 shares authorized; 7,826,450 and 7,778,309 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7,826	7,778
Additional paid-in capital	89,497	89,045
Retained earnings	14,270	12,212
Accumulated other comprehensive loss	(1,998)	(2,116)

TOTAL STOCKHOLDERS’ EQUITY	109,595	106,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$962,465	$911,984

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$7,782	$7,770
Interest and fees on loans held for sale	94	368
Interest on investment securities, taxable	149	236
Interest on investment securities, nontaxable	828	438
Federal funds sold and other	120	102

TOTAL INTEREST INCOME	8,973	8,914

INTEREST EXPENSE
Deposits
Demand	43	44
Savings and money market deposit accounts	150	166
Time	693	423
Federal Home Loan Bank advances and other	116	199

TOTAL INTEREST EXPENSE	1,002	832

NET INTEREST INCOME	7,971	8,082

PROVISION FOR LOAN LOSSES	410	165

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,561	7,917

NONINTEREST INCOME
Service charges on deposit accounts	310	285
Gains on mortgage loans sold, net	542	3,342
Gain on securities transactions, net	36	-
Gain on sale of other real estate	24	-
Other	227	219

TOTAL NONINTEREST INCOME	1,139	3,846

NONINTEREST EXPENSE
Salaries and employee benefits	4,269	5,394
Occupancy	762	829
Information technology	513	627
Advertising and public relations	75	265
Audit, legal and consulting	293	281
Federal deposit insurance	99	114
Provision for losses on other real estate	-	26
Other operating	858	1,101

TOTAL NONINTEREST EXPENSE	6,869	8,637

INCOME BEFORE PROVISION FOR INCOME TAXES	1,831	3,126

INCOME TAX EXPENSE	272	568

CONSOLIDATED NET INCOME	1,559	2,558

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	499	(321)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,058	$2,237

Basic net income attributable to common shareholders, per share	$0.27	$0.30
Diluted net income attributable to common shareholders, per share	$0.26	$0.30

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Consolidated net income	$1,559	$2,558

Other comprehensive income (loss)

Net unrealized gains on available-for-sale securities, net of tax of $145 and $109 for the three months ended March 31, 2017 and 2016, respectively	140	175

Reclassification adjustment for gains included in net income, net of tax of $(14) for the three months ended March 31, 2017	(22)	-

TOTAL OTHER COMPREHENSIVE INCOME	118	175

TOTAL COMPREHENSIVE INCOME	$1,677	$2,733

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL

BALANCE - JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$-	$96,751

Stock based compensation expense	-	-	50	-	-	-	50

Exercise of stock options	280,974	281	2,528	-	-	-	2,809

Distribution to non-controlling interest	-	-	-	-	-	(321)	(321)

Net income	-	-	-	2,237	-	321	2,558

Other comprehensive income	-	-	-	-	175	-	175

BALANCE - MARCH 31, 2016	7,560,594	$7,561	$87,098	$7,224	$139	$-	$102,022

BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$-	$106,919

Stock based compensation expense	-	-	89	-	-	-	89

Exercise of stock options	36,141	36	375	-	-	-	411

Restricted stock awards	15,000	15	(15)	-	-	-	-

Restricted stock forfeiture	(3,000)	(3)	3	-	-	-	-

Noncontrolling interest contributions	-	-	-	-	-	499	499

Net income (loss)	-	-	-	2,058	-	(499)	1,559

Other comprehensive income	-	-	-	-	118	-	118

BALANCE - MARCH 31, 2017	7,826,450	$7,826	$89,497	$14,270	$(1,998)	$-	$109,595

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
OPERATING ACTIVITIES
Consolidated net income	$1,559	$2,558
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	410	165
Deferred income tax benefit	(30)	-
Depreciation and amortization of premises and equipment	254	241
Net amortization of securities	460	349
Net realized gains on sales of securities	(36)	-
Gains on mortgage loans sold, net	(542)	(3,342)
Stock-based compensation expense	89	50
Realization of deferred gain on other real estate	(24)	-
Provision for losses on other real estate	-	26
Increase in cash surrender value of life insurance contracts	(186)	(170)
Mortgage loans originated for resale	(21,149)	(72,489)
Proceeds from sale of mortgage loans	23,724	106,242
Amortization of core deposit intangible	89	89
Change in
Accrued interest receivable	(135)	61
Other assets	5,549	(1,014)
Accrued interest payable	51	84
Other liabilities	(1,142)	727

TOTAL ADJUSTMENTS	7,382	31,019

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,941	33,577

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(46,001)	(6,687)
Sales	12,039	-
Maturities, prepayments and calls	1,475	1,288
Purchases of restricted equity securities	(7)	-
Loan originations and payments, net	(31,251)	(6,061)
Purchase of buildings, leasehold improvements, and equipment	(849)	(258)
Improvement of other real estate	-	(16)
Purchase of life insurance contracts	-	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(64,594)	(15,734)

FINANCING ACTIVITIES
Net change in deposits	62,349	17,769
Net change in federal funds purchased	(3,671)	-
Advances from Federal Home Loan Bank, net	(8,188)	(30,961)
Issuance of common stock	411	2,809
Noncontrolling interest contributions received	560	-
Cash dividends paid on common stock	(1,711)	(1,489)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,750	(11,872)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,903)	5,971
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,243	20,570
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,340	$26,541

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$951	$748
Taxes	$5	$94

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$249	$1,024
Change in due to/from noncontrolling interest	$(61)	$(321)

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commerce Union Bancshares, Inc, its wholly owned subsidiary, Reliant Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, Commerce Union Mortgage Services, Inc. (inactive and terminated in September 2016) and Reliant Investments, LLC (inactive and terminated in September 2016), and the Bank’s majority controlled subsidiary, Reliant Mortgage Ventures, LLC (collectively, the “Company”). As described in the notes to our annual financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

The consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company's 2016 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$857	$1	$(3)	$855
State and municipal	147,822	572	(3,358)	145,036
Corporate bonds	2,000	8	(22)	1,986
Mortgage backed securities	28,053	21	(185)	27,889
Time deposits	3,500	-	-	3,500

Total	$182,232	$602	$(3,568)	$179,266

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$1,909	$4	$(5)	$1,908
State and municipal	122,813	446	(3,625)	119,634
Corporate bonds	2,000	8	(21)	1,987
Mortgage backed securities	20,197	11	(174)	20,034
Time deposits	3,250	-	-	3,250

Total	$150,169	$469	$(3,825)	$146,813

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at March 31, 2017 and December 31, 2016 had a carrying amount of $33,788 and $36,292, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at March 31, 2017 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,364	$1,366
Due in one to five years	15,336	15,419
Due in five to ten years	10,349	10,432
Due after ten years	127,130	124,160
Mortgage backed securities	28,053	27,889

Total	$182,232	$179,266

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$499	$3	$-	$-	$499	$3
State and municipal	91,307	3,324	1,574	34	92,881	3,358
Corporate bonds	497	3	481	19	978	22
Mortgage backed securities	15,478	142	1,261	43	16,739	185

Total temporarily impaired	$107,781	$3,472	$3,316	$96	$111,097	$3,568

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$748	$5	$-	$-	$748	$5
State and municipal	83,637	3,597	1,115	28	84,752	3,625
Corporate bonds	496	4	983	17	1,479	21
Mortgage backed securities	17,599	129	1,255	45	18,854	174

Total temporarily impaired	$102,480	$3,735	$3,353	$90	$105,833	$3,825

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 170 and 193 securities in an unrealized loss position as of March 31, 2017 and December 31, 2016, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2017 and December 31, 2016 were comprised as follows:

	March 31, 2017	December 31, 2016
Commerical, Industrial and Agricultural	$133,080	$134,404
Real Estate
1-4 Family Residential	113,554	113,031
1-4 Family HELOC	60,571	57,460
Multifamily and Commercial	233,399	215,639
Construction, Land Development and Farmland	127,710	115,889
Consumer	16,086	17,240
Other	13,723	13,745
	698,123	667,408
Less
Deferred loan fees	491	625
Allowance for possible loan losses	9,090	9,082

Loans, net	$688,542	$657,701

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2017:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(472)	-	-	(15)
Recoveries	78	-	2	-
Provision	936	(117)	(120)	(58)
Ending balance	$2,980	$2,614	$1,668	$1,105

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	-	(11)	-	(498)
Recoveries	16	-	-	96
Provision	(204)	(26)	(1)	410
Ending balance	$516	$171	$36	$9,090

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(8)	-	-	-
Recoveries	91	1	1	4
Provision	63	(210)	269	58
Ending balance	$2,344	$2,382	$1,164	$1,276

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	-	(4)	-	(12)
Recoveries	4	13	-	114
Provision	(9)	(6)	-	165
Ending balance	$694	$195	$35	$8,090

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$1,297	$-	$17	$26
Acquired with credit impairment	6	-	-	-
Collectively evaluated for impairment	1,677	2,614	1,651	1,079
Total	$2,980	$2,614	$1,668	$1,105
Loans
Individually evaluated for impairment	$5,607	$2,009	$2,513	$2,069
Acquired with credit impairment	319	2,822	1,481	49
Collectively evaluated for impairment	127,154	228,568	123,716	111,436
Total	$133,080	$233,399	$127,710	$113,554

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$1,340
Acquired with credit impairment	-	-	-	6
Collectively evaluated for impairment	516	171	36	7,744
Total	$516	$171	$36	$9,090
Loans
Individually evaluated for impairment	$1,005	$-	$-	$13,203
Acquired with credit impairment	17	-	-	4,688
Collectively evaluated for impairment	59,549	16,086	13,723	680,232
Total	$60,571	$16,086	$13,723	$698,123

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$747	$-	$17	$27
Acquired with credit impairment	6	-	-	-
Collectively evaluated for impairment	1,685	2,731	1,769	1,151
Total	$2,438	$2,731	$1,786	$1,178
Loans
Individually evaluated for impairment	$5,375	$2,036	$2,544	$1,972
Acquired with credit impairment	329	2,852	1,481	89
Collectively evaluated for impairment	128,700	210,751	111,864	110,970
Total	$134,404	$215,639	$115,889	$113,031

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$62	$-	$-	$853
Acquired with credit impairment	-	-	-	6
Collectively evaluated for impairment	642	208	37	8,223
Total	$704	$208	$37	$9,082
Loans
Individually evaluated for impairment	$1,479	$-	$-	$13,406
Acquired with credit impairment	16	-	-	4,767
Collectively evaluated for impairment	55,965	17,240	13,745	649,235
Total	$57,460	$17,240	$13,745	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Non-accrual loans by class of loan were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$3,931	$3,062
Multi Family and Commercial Real Estate	-	636
Construction, Land Development and Farmland	730	730
1-4 Family Residential Real Estate	836	344
1-4 Family HELOC	-	862

Total	$5,497	$5,634

Performing non-accrual loans totaled $970 and $2,799 at March 31, 2017 and December 31, 2016, respectively.

Individually impaired loans by class of loans were as follows at March 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,559	$3,922	$2,004	$5,926	$1,303
Multi Family and Commercial Real Estate	5,592	4,831	-	4,831	-
Construction, Land Development and Farmland	4,089	3,823	171	3,994	17
1-4 Family Residential Real Estate	2,492	2,092	26	2,118	26
1-4 Family HELOC	1,580	1,022	-	1,022	-

Total	$20,312	$15,690	$2,201	$17,891	$1,346

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,383	$3,924	$1,780	$5,704	$753
Multi Family and Commercial Real Estate	5,666	2,914	1,974	4,888	-
Construction, Land Development and Farmland	4,124	3,854	171	4,025	17
1-4 Family Residential Real Estate	2,422	2,034	27	2,061	27
1-4 Family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,904	$4,269	$18,173	$859

The average balances of impaired loans for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Commercial, Industrial and Agricultural	$5,815	$4,714
Multi Family and Commercial Real Estate	4,860	6,139
Construction, Land Development and Farmland	4,010	2,033
1-4 Family Residential Real Estate	2,090	3,433
1-4 Family HELOC	1,259	2,146
Total	$18,034	$18,465

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at March 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$128,302	$5	$4,773	$133,080
1-4 Family Residential Real Estate	109,534	1,418	2,602	113,554
1-4 Family HELOC	60,099	-	472	60,571
Multi Family and Commercial Real Estate	229,747	-	3,652	233,399
Construction, Land Development and Farmland	123,639	1,643	2,428	127,710
Consumer	16,086	-	-	16,086
Other	13,723	-	-	13,723
Total	$681,130	$3,066	$13,927	$698,123

Credit quality indicators by class of loan were as follows at December 31, 2016:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$129,880	$-	$4,524	$134,404
1-4 Family Residential Real Estate	109,592	1,427	2,012	113,031
1-4 Family HELOC	55,981	-	1,479	57,460
Multi Family and Commercial Real Estate	211,938	-	3,701	215,639
Construction, Land Development and Farmland	111,663	1,767	2,459	115,889
Consumer	17,240	-	-	17,240
Other	13,745	-	-	13,745
Total	$650,039	$3,194	$14,175	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due status by class of loan was as follows at March 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$858	$877	$1,927	$3,662	$129,418	$133,080
1-4 Family Residential Real Estate	89	280	245	614	112,940	113,554
1-4 Family HELOC	-	-	-	-	60,571	60,571
Multi family and Commercial Real Estate	-	-	-	-	233,399	233,399
Construction, Land Development and Farmland	1,449	-	730	2,179	125,531	127,710
Consumer	1	-	-	1	16,085	16,086
Other	-	-	-	-	13,723	13,723
Total	$2,397	$1,157	$2,902	$6,456	$691,667	$698,123

Past due status by class of loan was as follows at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$207	$1,586	$375	$2,168	$132,236	$134,404
1-4 Family Residential Real Estate	7	-	286	293	112,738	113,031
1-4 Family HELOC	-	-	-	-	57,460	57,460
Multi family and Commercial Real Estate	-	-	-	-	215,639	215,639
Construction, Land Development and Farmland	58	-	730	788	115,101	115,889
Consumer	193	-	-	193	17,047	17,240
Other	-	-	-	-	13,745	13,745
Total	$465	$1,586	$1,391	$3,442	$663,966	$667,408

There were no loans past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016.

During the three months ended March 31, 2017, one loan totaling $108 was modified in a troubled debt restructuring. The modification consisted of a temporary reduction in required monthly payments. The modifications had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$372	$385
Multi Family and Commercial Real Estate	3,278	3,321
Construction, Land Development and Farmland	1,566	1,569
1-4 Family Residential Real Estate	50	92
1-4 Family HELOC	36	36
Total outstanding balance	5,302	5,403
Less remaining purchase discount	614	635
	4,688	4,768
Allowance for loan losses	6	6
Carrying amount, net of allowance	$4,682	$4,762

During the three months ended March 31, 2017, there was no change in the allowance for loan losses related to purchased credit impaired loans.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three months ended March 31, 2017:

Balance at January 1, 2017	$87
Accretion income	(18)
Balance at March 31, 2017	$69

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability;
●	Inputs that are derived principally from or corroborated by the observable market data by correlation or other means.

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Mortgage Loans Held For Sale: The fair value of mortgage loans held for sale are valued at the lower of cost or market on an aggregate basis. When the aggregate fair value of mortgage loans held for sale is less than cost, an allowance is recorded. The Company utilizes a third party to value the mortgage loans held for sale portfolio using comparable sales data available with consideration of specific attributes of the loans. Such adjustments are typically not significant, and result in a Level 2 classification of the inputs for determining fair value.

There were no changes in valuation methodologies used during the three months ended March 31, 2017.

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$855	$-	$855	$-
State and municipal	145,036	-	145,036	-
Corporate bonds	1,986	-	1,986	-
Mortgage backed securities	27,889	-	27,889	-
Time deposits	3,500	3,500	-	-
Interest rate swap	116	-	116	-

Liabilities
Interest rate swap	$329	$-	$329	$-

December 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,908	$-	$1,908	$-
State and municipal	119,634	-	119,634	-
Corporate bonds	1,987	-	1,987	-
Mortgage backed securities	20,034	-	20,034	-
Time deposits	3,250	3,250	-	-
Interest rate swap	195	-	195	-

Liabilities
Interest rate swap	$267	$-	$267	$-

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets
Impaired loans	$855	$-	$-	$855
Mortgage loans held for sale	9,798	-	9,798	-

December 31, 2016
Assets
Impaired loans	$3,410	$-	$-	$3,410
Mortgage loans held for sale	11,831	-	11,831	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2017 and December 31, 2016:

	Valuation	Significant	Range
	Techniques	Unobservable Inputs	(Weighted Average)
Impaired loans	Appraisal(1)	Estimated costs to sell	10%
Mortgage loans held for sale	Pricing models	Not applicable	Not applicable

(1)

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at March 31, 2017 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$18,290	$18,290	$18,290	$-	$-
Federal funds sold	50	50	50	-	-
Loans, net	688,542	689,063	-	-	689,063
Accrued interest receivable	3,921	3,921	-	3,921	-
Restricted equity securities	7,140	7,140	-	7,140	-
Financial liabilities
Deposits	826,183	825,376	-	-	825,376
Accrued interest payable	158	158	-	158	-
Federal Home Loan Bank advances	24,099	24,210	-	24,210	-

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2016 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$23,413	$23,413	$23,413	$-	$-
Federal funds sold	830	830	830	-	-
Loans, net	657,701	658,130	-	-	658,130
Accrued interest receivable	3,786	3,786	-	3,786	-
Restricted equity securities	7,133	7,133	-	7,133	-
Financial liabilities
Deposits	763,834	763,174	-	-	763,174
Accrued interest payable	107	107	-	107	-
Federal Home Loan Bank advances	32,287	32,444	-	32,444	-

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Under the Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation.

A summary of the activity in the stock option plans for the three months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2017	241,541	$12.96
Granted	-	-
Exercised	(36,141)	11.38
Forfeited or expired	(5,800)	13.86
Outstanding at March 31, 2017	199,600	13.22	5.73	$1,703
Exercisable at March 31, 2017	114,011	12.35	3.60	$1,072

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2017	96,600	$3.36
Granted	-	-
Vested	(5,211)	2.80
Forfeited	(5,800)	3.27
Non-vested options at March 31, 2017	85,589	3.40

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

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

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Actual and required capital amounts and ratios are presented below as of March 31, 2017 and December 31, 2016.

			Minimum Required		To Be Well
	Actual		Capital Including		Capitalized Under
	Regulatory		Capital Conservation		Prompt Corrective
	Capital		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Company
Tier I leverage	$98,995	10.81%	$36,631	4.000%	N/A	N/A
Common equity tier 1	98,995	12.65%	44,998	5.750%	N/A	N/A
Tier I risk-based capital	98,995	12.65%	56,736	7.250%	N/A	N/A
Total risk-based capital	108,085	13.81%	72,396	9.250%	N/A	N/A

Bank
Tier I leverage	$97,755	10.69%	$36,578	4.000%	$45,723	5.00%
Common equity tier 1	97,755	12.50%	44,967	5.750%	50,833	6.50%
Tier I risk-based capital	97,755	12.50%	56,698	7.250%	62,563	8.00%
Total risk-based capital	106,845	13.67%	72,298	9.250%	78,160	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended
	March 31,
	2017	2016
Basic EPS Computation
Net income attributable to common shareholders	$2,058	$2,237
Weighted average common shares outstanding	7,741,305	7,450,400
Basic earnings per common share	$0.27	$0.30
Diluted EPS Computation
Net income attributable to common shareholders	$2,058	$2,237
Weighted average common shares outstanding	7,741,305	7,450,400
Dilutive effect of stock options and restricted shares	109,347	113,266
Adjusted weighted average common shares outstanding	7,850,652	7,563,666
Diluted earnings per common share	$0.26	$0.30

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

Residential Mortgage Banking originates first lien residential mortgage loans throughout the United States. The loans are amortizing first mortgage loans and home equity line of credit loans (HELOC). The amortizing first mortgage loans are typically underwritten to government agency standards and sold to third party secondary market mortgage investors. Some of the HELOC loans are retained in the retail banking operation’s loan portfolio while others are sold to third party investors.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended
	March 31, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$7,896	$75	$-	$7,971
Provision for loan losses	410	-	-	410
Noninterest income	594	591	(46)	1,139
Noninterest expense	5,719	1,150	-	6,869
Income tax expense (benefit)	303	(31)	-	272
Net income (loss)	2,058	(453)	(46)	1,559
Noncontrolling interest in net loss of subsidiary	-	453	46	499
Net income attributable to common shareholders	$2,058	$-	$-	$2,058

	Three Months Ended
	March 31, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$7,788	$294	$-	$8,082
Provision for loan losses	165	-	-	165
Noninterest income	502	3,344	-	3,846
Noninterest expense	5,342	3,295	-	8,637
Income tax expense	546	22	-	568
Net income	2,237	321	-	2,558
Noncontrolling interest in net income of subsidiary	-	(321)	-	(321)
Net income attributable to common shareholders	$2,237	$-	$-	$2,237

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 9 - DERIVATIVES

The total notional amount of swap agreements was $21,505 at March 31, 2017 and December 31, 2016. At March 31, 2017, the contracts had fair values totaling $116 recorded in other assets and $329 recorded in other liabilities. At December 31, 2016, the contracts had fair values totaling $195 recorded in other assets and $267 recorded in other liabilities.

This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates. The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At March 31, 2017, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 10 – INCOME TAXES

Income tax expense totaled $272 in the first quarter of 2017 as compared to $568 in the first quarter of 2016. The tax rate was favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the exercise of stock options and the addition of certain state tax credits on interest-free loans.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company beginning on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-02,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 became effective on January 1, 2017 with early adoption permitted. The Company elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of $62 and $324 related to the exercise of stock options during the three months ended March 31, 2017 and March 31, 2016, respectively.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective beginning on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities” shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 10-K filed March 14, 2017. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). Comparative periods are comprised of the accounts of Reliant Bank, its wholly-owned subsidiary, Reliant Investments, LLC, and its 51% controlled subsidiary, Reliant Mortgage Ventures, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of March 31, 2017, the cumulative losses to date totaled $3,850 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Earnings

Net income attributable to common shareholders amounted to $2,058, or $0.27 per basic share for the three months ended March 31, 2017, respectively, compared to $2,237, or $0.30 per basic share for the same period in 2016. Diluted net income attributable to shareholders per share was $0.26 and $0.30 per diluted share for the three months ended March 31, 2017, and 2016, respectively. The major components contributing to the decline in income per share from the prior-year discussed further below are the slight decline in net interest income primarily attributable to the impact of purchase accounting and an increase in our provision for loan losses driven by slightly higher charge offs and growth in our loan portfolio, offset by a decline in income taxes. Our earnings per share declined with the change in earnings and the greater number of average shares outstanding due to the exercise of Company stock options.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2017, and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest Earning Assets
Loans	$673,036	4.48	$7,263	$617,600	4.76	$7,307	$2,063	$(2,107)	$(44)
Loan fees	-	0.31	519	-	0.30	463	56	-	56
Loans with fees	673,036	4.79	7,782	617,600	5.06	7,770	2,119	(2,107)	12
Mortgage loans held for sale	10,478	3.64	94	39,514	3.75	368	(264)	(10)	(274)
Deposits with banks	15,092	0.64	24	21,143	0.36	19	(31)	36	5
Investment securities - taxable	31,093	1.94	149	49,255	1.93	236	(96)	9	(87)
Investment securities - tax-exempt	133,550	3.95	828	87,116	3.06	438	252	138	390
Fed funds sold and other	7,770	5.01	96	6,553	5.09	83	21	(8)	13
Total earning assets	871,019	4.18	8,973	821,181	4.48	8,914	2,001	(1,942)	59
Nonearning Assets	55,263			50,780
Total assets	$926,282			$871,961
Interest Bearing Liabilities
Interest bearing demand	$82,780	0.21	43	$89,856	0.20	44	(12)	11	(1)
Savings and money market	184,872	0.33	150	193,715	0.34	166	(10)	(6)	(16)
Time deposits - retail	291,594	0.70	506	140,508	0.70	245	261	-	261
Time deposits - wholesale	81,975	0.93	187	115,766	0.62	178	(262)	271	9
Total interest bearing deposits	641,221	0.56	886	539,845	0.47	633	(23)	276	253
Federal Home Loan Bank advances	45,974	1.02	116	117,224	0.68	199	(483)	400	(83)
Total interest-bearing liabilities	687,195	0.59	1,002	657,069	0.51	832	(506)	676	170
Net interest rate spread (%) / Net interest income ($)		3.59	$7,971		3.97	$8,082	$2,507	$(2,618)	$(111)
Non-interest bearing deposits	129,385	(0.09)		110,060	(0.08)
Other non-interest bearing liabilities	2,976			5,595
Stockholders' equity	106,726			99,237
Total liabilities and stockholders' equity	$926,282			$871,961
Cost of funds		0.50			0.43
Net Interest Margin		4.01			4.08

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

Analysis—For the three months ended March 31, 2017, we recorded net interest income of approximately $8.0 million, which resulted in a net interest margin (net interest income expressed on a tax-equivalent basis divided by the average balance of interest earning assets) of 4.01%. For the three months ended March 31, 2016, we recorded net interest income of approximately $8.1 million, which resulted in a net interest margin of 4.08%. For the three months ended March 31, 2017 and 2016, our net interest spread was 3.59% and 3.97%, respectively.

Our year-over-year average loan volume increased by approximately 9.0% from the first three months of 2016 to the first three months of 2017. Our combined loan and loan fee yield decreased from 5.06% to 4.79% for the three months ended March 31, 2016 to 2017, respectively.

Our yield on tax-exempt investments increased to 3.95% for the three months ended March 31, 2017 from 3.06% for the same period in 2016. Our year-over-year average tax-exempt investment volume increased by approximately 53.3% from the first three months of 2016 to the same period in 2017. We have continued to add volume to our investment portfolio. A portion of the earnings growth in the tax-exempt investment portfolio related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter. Additional strategies were implemented in the first quarter of 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Our cost of funds increased to 0.50% for the three months ended March 31, 2017 compared to 0.43% for the same period in 2016. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances. We experienced a 17.6% increase in our average non-interest bearing deposits from March 31, 2016 as a result of our continuing initiative to grow low cost deposits.

We continue to deploy various asset and liability management strategies to manage our risk relating to interest rate fluctuations. We believe margin expansion over both the short and the long term will be challenging primarily due to continued pressure on loan yields in our competitive markets. Any increases in short-term market interest rates would be expected to increase our interest income on variable-rate loans, certain investments and interest rate swaps but may be offset by an increase in our cost of funds that is somewhat dependent on short-term interest rates.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2017. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $410 for the three months ended March 31, 2017, compared to $165 for loans losses being recorded for the three months ended March 31, 2016. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three months ended March 31, 2017, and 2016 (dollars in thousands):

	Three months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$310	$285	$25	8.8%
Securities gains (losses), net	36	-	36	100.0%
Gains on mortgage loans sold, net	542	3,342	(2,800)	-83.8%
Gain on sale of other real estate	24	-	24	100.0%
Other noninterest income:
Bank-owned life insurance	186	170	16	9.4%
Trust and brokerage revenue	14	14	-	0.0%
Rental income	-	2	(2)	-100.0%
Miscellaneous noninterest income	27	33	(6)	-18.2%
Total other non-interest income	227	219	8	3.7%
Total Non-Interest Income	$1,139	$3,846	$(2,707)	-70.4%

The decrease in total non-interest income during the three months ended March 31, 2017 compared to the same period in 2016 substantially relates to the decline in gains on mortgage loans sold, net. This and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts generally reflect customer growth trends but are also impacted by changes in our fee structures.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2017, the Company sold securities classified as available for sale for a gain of $36. During the first quarter of 2016, the Bank did not sell any securities classified as available for sale.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations. Gains on mortgage loans sold, net, amounted to $542 for the three months ended March 31, 2017, compared to $3,342 for the same period in 2016. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer. We completed the transition of a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during the three months ended March 31, 2017 was directly attributable to the transition.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $186 for the three months ended March 31, 2017, compared to $170 for the three months ended March 31, 2016. Primarily, the increase in earnings on these bank-owned life insurance policies resulted from an additional $4.0 million of bank-owned life insurance that was purchased with terms similar to our existing policies in March 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our trust and brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the three months ended March 31, 2016. There were no foreclosed properties on our balance sheet or rent received during the three months ended March 31, 2017.

Non-Interest Expense

The following is a summary of our non-interest expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$4,269	$5,394	$(1,125)	-20.9%
Occupancy	762	829	(67)	-8.1%
Information technology	513	627	(114)	-18.2%
Advertising and public relations	75	265	(190)	-71.7%
Audit, legal and consulting	293	281	12	4.3%
Federal deposit insurance	99	114	(15)	-13.2%
Provision for losses on other real estate	-	26	(26)	-100.0%
Other operating	858	1,101	(243)	-22.1%
Total Non-Interest Expense	$6,869	$8,637	$(1,768)	-20.5%

The most significant reason for the decline in total non-interest expense of $1,768 or 20.5% is due to the decrease in salary and employee benefits for the three months ended March 31, 2017 when compared to the same period in 2016. This was primarily attributable to a reduction in the number of mortgage employees. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits decreased for the three months ended March 31, 2017 compared to the same period in 2016. The decline is mainly attributable to the decrease in employee related expenses of the mortgage operations resulting from the transition of a majority of our out-of-market mortgage loan production offices during the 2nd quarter of 2016. This decrease was offset by an increase in expenses relating the staffing of the Green Hills branch and the Chattanooga loan production office.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs decreased due to the transition of a majority of our out-of-market mortgage loan production offices during the 2nd quarter of 2016. This decrease was offset by an increase in our Maryland Farms lease which renewed in mid-2016.

Information technology costs decreased when comparing the three months ended March 31, 2017 to the comparable period in 2016. The decline from the prior year mainly relates to a reduction of our core processing and communication line expenses.

Advertising and public relations costs decreased when comparing the three months ended March 31, 2017 to the same period of 2016, by $190. The decrease was substantially attributable to a decline in our direct-mail advertising and related consultation expenditures. New customer aquisition strategies are being evaluated by our new Chief Strategy Officer hired in the first quarter of 2017.

Audit, legal and consulting costs increased slightly by $12 or 4.3% when comparing the three months ended March 31, 2017 and the same period in 2016.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased for three months ended March 31, 2017, compared to the same period in 2016. This decrease is the result of a decrease in this factor by the FDIC which was partially offset by the increase in average liabilities.

We recorded a provision for losses on other real estate of $26 during the three months ended March 31, 2016 compared to no provision during the three months ended March 31, 2017. As of March 31, 2017, the Company has no properties held in the other real estate portfolio.

Other operating expenses decreased for the three months ended March 31, 2017, compared to the same period in 2016 mainly due decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank. This decrease was offset by increased blanket bond costs, consulting fees, and regulatory fees.

Income Taxes

During the three months ended March 31, 2017, we recorded consolidated income tax expense of $272, compared to $568, for the three months ended March 31, 2016. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense attributable to Bank shareholders for the three months ended March 31, 2017, reflects an effective income tax rate of 12.8% (exclusive of a tax benefit from our mortgage banking operations of $31 on pre-tax losses of $484 prior to intercompany eliminations), compared to 19.6% (exclusive of tax expense of $22 on pre-tax income of $343 from our mortgage banking operations for the comparable period of 2016). Our tax rate for the three months ended March 31, 2017, was favorably influenced by tax credits related to interest-free loans originated in April of 2016, an increase in income earned on tax-exempt investment securities, certain federal and state tax credits, and benefits relating to the exercise of Company stock options.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net loss of $453 prior to intercompany eliminations, for the three months ended March 31, 2017 compared to net income of $321, for the same period in 2016. The decrease in income for the three months ended March 31, 2017 when compared to the same period in 2016 results from the transition of most of its out-of-market mortgage offices to another bank. These amounts are included in our consolidated results. Also, see Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets were $962,465 at March 31, 2017 and $911,984 at December 31, 2016. Our assets increased by 5.5% from December 31, 2016 to March 31, 2017. The increase was substantially attributable to the growth in loans and investments during the period of $30,849, or 4.6% and $32,453 or 22.1%, respectively discussed further below. These increases were partially offset by a decrease in cash and cash equivalents of $5.9 million; a decrease in mortgage loans held for sale, net of $2.0 million; and a decrease in other assets of $5.6 million. The Company’s total liabilities were $852,870 at March 31, 2017 and $805,065 at December 31, 2016, an increase of 5.9%. The increase in liabilities from December 31, 2016 to March 31, 2017, was substantially attributable to an increase in deposits of $62.3 million or 8.2% during the period. This increase was partially offset by a decrease in Federal Home Loan advances of $8.2 million. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets. Our Chattanooga team as well as the lending staff in our new full-service branch in Green Hills opened in the first quarter of 2017 are expected to help us towards our goal of obtaining quality loan growth. Total loans, net, at March 31, 2017, and December 31, 2016, were $688,542 and $657,701, respectively. This represented an increase of 4.7% from December 31, 2016 to March 31, 2017.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	March 31,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent

Commercial, Industrial and Agricultural	$133,080	19.0%	$134,404	20.1%
Real estate:
1-4 Family Residential	113,554	16.3%	113,031	16.9%
1-4 Family HELOC	60,571	8.7%	57,460	8.6%
Multifamily and Commercial	233,399	33.4%	215,639	32.3%
Construction, Land Development and Farmland	127,710	18.3%	115,889	17.4%
Consumer	16,086	2.3%	17,240	2.6%
Other	13,723	2.0%	13,745	2.1%
	698,123	100.0%	667,408	100.0%
Less:
Deferred loan fees	491		625
Allowance for possible loan losses	9,090		9,082

Loans, net	$688,542		$657,701

The table below provides a summary of PCI loans as of March 31, 2017:

March 31,
2017

Commercial, Industrial and Agricultural	$372
Real estate:
1-4 Family Residential	50
1-4 Family HELOC	36
Multifamily and Commercial	3,278
Construction, Land Development and Farmland	1,566
Consumer	-
Other	-
Total gross PCI loans	5,302
Less:
Remaining purchase discount	614
Allowance for possible loan losses	6

Loans, net	$4,682

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial, industrial and agricultural loans of $133,080 at March 31, 2017, decreased 1.0% compared to $134,404 at December 31, 2016.

Real estate loans comprised 76.7% of the loan portfolio at March 31, 2017. Residential loans included in this category consist mainly of revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit and closed-end loans secured by first and second liens that are not held for sale. The Company increased the residential portfolio from December 31, 2016 to March 31, 2017. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $233,399 at March 31, 2017, increased 8.2% compared to the $215,639 held as of December 31, 2016. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending increased during 2016 and into the first three months of 2017, based on a strengthening local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. Currently we have no credit card loans on our balance sheet although we do offer credit cards to customers through a third party. We are in the process of implementing a new credit card program for which such loans will be carried on our balance sheet. This program is expected to be implemented during the second quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a decrease from December 31, 2016, to March 31, 2017, of 6.7%.

Our other loans consist mainly of loans to other depository institutions and were minimal for the periods presented.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2017, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total

Gross loans	$245,658	$286,741	$165,724	$698,123

Fixed interest rate				$477,463
Variable interest rate				220,660
Total				$698,123

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

At March 31, 2017, the allowance for loan losses was $9,090 compared to $9,082 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.30% at March 31, 2017 compared to 1.36% at December 31, 2016. The allowance was adjusted downward as a percent of total loans from December 31, 2016 to March 31, 2017. This allowance for loan losses increased slightly due to our loan growth and offset by charge offs.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	March, 31	March, 31
	2017	2016

Beginning Balance, January 1	$9,082	$7,823
Loans charged off
Commercial, Industrial and Agricultural	(472)	(8)
Real estate
1-4 Family Residential	(15)	-
1-4 Family HELOC	-	-
Multifamily and Commercial	-	-
Construction, Land Development and Farmland	-	-
Consumer	(11)	(4)
Other	-	-
Total loans charged off	(498)	(12)
Recoveries on loans previously charged off
Commerical, Industrial and Agricultural	78	91
Real estate
1-4 Family Residential	-	4
1-4 Family HELOC	16	4
Multifamily and Commercial	-	1
Construction, Land Development and Farmland	2	1
Consumer	-	13
Other	-	-
Total loan recoveries	96	114
Net recoveries (charge-offs)	(402)	102
Provision for loan losses	410	165
Total allowance, March 31	$9,090	$8,090
Gross loans at end of period (1)	$698,123	$623,553
Average gross loans (1)	$673,036	$617,600
Allowance to total loans	1.30%	1.30%
Net charge offs (recoveries) to average loans	0.24%	-0.07%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31,			December 31,
	2017			2016
		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans

Commercial, Industrial and Agricultural	$2,980	32.8%	19.0%	$2,438	26.8%	20.1%
Real estate:
1-4 Family Residential	1,105	12.1%	16.3%	1,178	13.0%	16.9%
1-4 Family HELOC	516	5.7%	8.7%	704	7.8%	8.6%
Multifamily and Commercial	2,614	28.8%	33.4%	2,731	30.1%	32.3%
Construction, Land Development and Farmland	1,668	18.3%	18.3%	1,786	19.7%	17.4%
Consumer	171	1.9%	2.3%	208	2.3%	2.6%
Other	36	0.4%	2.0%	37	0.3%	2.1%
	$9,090	100.0%	100.0%	$9,082	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	March 31,	December 31,
	2017	2016

Non-accrual loans	$5,497	$5,634
Past due loans 90 days or more and still accruing interest	-	-
Restructured loans	3,676	2,953
Total non-performing loans	9,173	8,587
Other real estate	-	-
Total non-performing assets	$9,173	$8,587
Total non-performing loans as a percentage of total loans	1.31%	1.29%
Total non-performing assets as a percentage of total assets	0.95%	0.94%
Allowance for loan losses as a percentage of non-performing loans	99.10%	105.76%

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

Securities are a significant component of the Company’s earning assets. Securities totaled $179,266 at March 31, 2017. This represents a 22.1% increase from the December 31, 2016 total of $146,813. The increase is attributable to purchasing $46,001 securities available for sale during the three months ended March 31 2017, offset by sales of $12,039, and principal paydowns and maturities of $1,475 during the same period. A portion of our quarterly growth in the investment portfolio related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter. Additional strategies were implemented in the first quarter of 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Restricted equity securities totaled $7,140 and 7,133 at March 31, 2017, and December 31, 2016, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	March 31, 2017			December 31, 2016
Available-For-Sale	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$857	855	0.48%	$1,909	1,908	1.30%
State and municipal	147,822	145,036	80.90%	122,813	119,634	81.49%
Corporate bonds	2,000	1,986	1.11%	2,000	1,987	1.35%
Mortgage backed securities	28,053	27,889	15.56%	20,197	20,034	13.65%
Time deposits	3,500	3,500	1.95%	3,250	3,250	2.21%
Total	$182,232	179,266	100.00%	$150,169	146,813	100.00%

The table below summarizes the contractual maturities of securities available for sale at March 31, 2017:

	Amortized Cost	Estimated Fair Value

Due within one year	$1,364	$1,366
Due in one to five years	15,336	15,419
Due in five to ten years	10,349	10,432
Due after ten years	127,130	124,160
Mortgage backed securities	28,053	27,889
Total	$182,232	$179,266

Premises and Equipment

Premises and equipment, net, totaled $9,688 at March 31, 2017 compared to $9,093 at December 31, 2016, a net increase of $595 or 6.5%. Asset purchases amounted to approximately $849 during the first three months of 2017 and were mainly incurred for leasehold improvements related to our new Green Hills branch while depreciation expense amounted to $254. At March 31, 2017, we operated from eight retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other six bank branch locations are in Franklin, Springfield, Gallatin, Murfreesboro and Nashville, Tennessee. Our commercial loan production offices are in Murfreesboro and Chattanooga, Tennessee. As of March 31, 2017 our mortgage loan production offices were located Hendersonville, Tennessee, as well as Timonium, Maryland. During the three months ended March 31, 2016, the Company began transitioning most of it out-of-market branches to another bank. Until the Merger, all of our facilities were leased. After the Merger, we own three branch and office facilities located in Robertson and Sumner counties of Tennessee.

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

At March 31, 2017, total deposits were $826,183, an increase of $62,349, or 8.2%, compared to $763,834 at December 31, 2016. During the first three months of 2017, we increased non-interest bearing demand deposits by $1.1 million, increased savings and money market deposits by $27.2 million, and increased time deposits by $35.5 million, while interest-bearing deposits decreased by $1.4 million.

The following table shows maturity of time deposits of $100 or more by category based on time remaining until maturity at March 31, 2017.

March 31,
2017
Twelve months or less	$245,079
Over twelve months through three years	39,745
Over three years	12,398
Total	$297,222

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of March 31, 2017. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

Earnings Simulation Model—We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from a flat interest rate forecast over the next 12 and 24 months, our estimated change in net interest income as well as our policy limits are as follows:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	-6.4%	-15%	-13.5%	-15%
-100 bp	-3.4%	-10%	-6.4%	-10%
+100 bp	-0.1%	-10%	-0.5%	-10%
+200 bp	0.0%	-15%	-0.8%	-15%
+300 bp	-0.1%	-20%	-1.4%	-20%
+400 bp	-0.3%	-25%	-2.2%	-25%

We were in compliance with our earnings simulation model policies as of March 31, 2017, indicating what we believe to be a fairly neutral profile.

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

At March 31, 2017, our model results indicated that we were within these policy limits.

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

Liquidity Risk Management —The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions and sources.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At March 31, 2017, advances totaled $24,099 compared to $32,287 as of December 31, 2016. The decline in FHLB advances generally is attributable to our increase in deposits offset by our increase in loans and securities.

At March 31, 2017, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates

2017	$12,000	0.92%
2018	6,000	2.74%
2019	-	0.00%
2020	-	0.00%
2021	507	2.73%
Thereafter	5,592	1.86%

	$24,099	1.63%

Capital

Stockholders’ equity was $109,595 at March 31, 2017, an increase of $2,676, or 2.5%, from $106,919 at December 31, 2016. The Company raised $411 of capital through the exercise of Company stock options. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital partially offset the increase in liabilities led to an decrease in the Bank’s March 31, 2017 Tier 1 leverage ratio to 10.69% compared with 10.75% at December 31, 2016 (see other ratios discussed further below). Common dividends of $1,711 (declared during the fourth quarter of 2016) were paid during the three months ended March 31, 2017.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2017 and December 31, 2016 for the Company and Bank.

	Actual Regulatory Capital		For Capital Adequacy Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Company
Common equity Tier 1	$98,995	12.65%	$44,998	5.750%	N/A	N/A
Tier I leverage	98,995	10.81%	36,631	4.000%	N/A	N/A
Tier I risk-based capital	98,995	12.65%	56,736	7.250%	N/A	N/A
Total risk-based capital	108,085	13.81%	72,396	9.250%	N/A	N/A

Bank
Common equity Tier 1	$97,755	12.50%	$44,967	5.750%	$50,833	6.50%
Tier I leverage	97,755	10.69%	36,578	4.000%	45,723	5.00%
Tier I risk-based capital	97,755	12.50%	56,698	7.250%	62,563	8.00%
Total risk-based capital	106,845	13.67%	72,298	9.250%	78,160	10.00%

December 31, 2016
Company
Common equity Tier 1	$96,682	13.00%	$38,115	5.125%	N/A	N/A
Tier I leverage	96,682	10.86%	35,610	4.000%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Common equity Tier 1	$95,637	12.88%	$38,054	5.125%	$48,264	6.50%
Tier I leverage	95,637	10.75%	35,586	4.000%	44,482	5.00%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

March 31,
2017

Unused lines of credit	$161,499
Standby letters of credit	12,642
Total commitments	$174,141

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Investing in Commerce Union involves various risks which are particular to our company, our industry, and our market area. We believe all significant risks to investors in Commerce Union have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

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

COMMERCE UNION BANCSHARES, INC.

May 10, 2017	/s/ William Ronald DeBerry
William Ronald DeBerry
Chief Executive Officer
(Principal Executive Officer)

May 10, 2017	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)