Form 10-Q
period 2017-06-30
Commerce Union Bancshares, Inc.
filed 2017-08-09
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 8, 2017 was 7,871,382.

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

PART I – FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited).

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$26,551	$23,413
Federal funds sold	-	830
Total cash and cash equivalents	26,551	24,243
Securities available for sale	184,789	146,813
Loans, net	710,449	657,701
Mortgage loans held for sale, net	12,031	11,831
Accrued interest receivable	4,298	3,786
Premises and equipment, net	9,721	9,093
Restricted equity securities, at cost	7,155	7,133
Cash surrender value of life insurance contracts	29,203	24,827
Deferred tax assets, net	2,498	3,437
Goodwill	11,404	11,404
Core deposit intangibles	1,404	1,582
Other assets	4,447	10,134

TOTAL ASSETS	$1,003,950	$911,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$136,467	$134,792
Interest-bearing demand	84,644	85,478
Savings and money market deposit accounts	210,635	183,788
Time	408,268	359,776
Total deposits	840,014	763,834
Accrued interest payable	167	107
Federal funds purchased	-	3,671
Federal Home Loan Bank advances	44,910	32,287
Dividends payable	941	1,711
Other liabilities	5,329	3,455

TOTAL LIABILITIES	891,361	805,065

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	-	-
Common stock, $1 par value; 30,000,000 shares authorized; 7,839,562 and 7,778,309 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,840	7,778
Additional paid-in capital	89,746	89,045
Retained earnings	15,516	12,212
Accumulated other comprehensive loss	(513)	(2,116)

TOTAL STOCKHOLDERS’ EQUITY	112,589	106,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003,950	$911,984

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$8,333	$8,512	$16,115	$16,282
Interest and fees on loans held for sale	115	186	209	554
Interest on investment securities, taxable	186	216	335	452
Interest on investment securities, nontaxable	946	490	1,774	928
Federal funds sold and other	124	93	244	195

TOTAL INTEREST INCOME	9,704	9,497	18,677	18,411

INTEREST EXPENSE
Deposits
Demand	46	47	89	91
Savings and money market deposit accounts	200	163	350	329
Time	853	407	1,546	830
Federal Home Loan Bank advances and other	102	188	218	387

TOTAL INTEREST EXPENSE	1,201	805	2,203	1,637

NET INTEREST INCOME	8,503	8,692	16,474	16,774

PROVISION FOR LOAN LOSSES	245	450	655	615

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,258	8,242	15,819	16,159

NONINTEREST INCOME
Service charges on deposit accounts	317	321	627	606
Gains on mortgage loans sold, net	638	1,782	1,180	5,124
Gain on securities transactions, net	23	60	59	60
Gain on sale of other real estate	1	156	25	156
Other	252	191	479	410

TOTAL NONINTEREST INCOME	1,231	2,510	2,370	6,356

NONINTEREST EXPENSE
Salaries and employee benefits	4,485	4,883	8,754	10,277
Occupancy	870	810	1,632	1,639
Information technology	679	636	1,192	1,263
Advertising and public relations	48	160	123	425
Audit, legal and consulting	308	384	601	665
Federal deposit insurance	121	126	220	240
Provision for losses on other real estate	-	27	-	53
Other operating	757	1,001	1,615	2,102

TOTAL NONINTEREST EXPENSE	7,268	8,027	14,137	16,664

INCOME BEFORE PROVISION FOR INCOME TAXES	2,221	2,725	4,052	5,851

INCOME TAX EXPENSE	427	588	699	1,156

CONSOLIDATED NET INCOME	1,794	2,137	3,353	4,695

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	393	223	892	(98)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,187	$2,360	$4,245	$4,597

Basic net income attributable to common shareholders, per share	$0.28	$0.31	$0.55	$0.61
Diluted net income attributable to common shareholders, per share	$0.28	$0.31	$0.54	$0.60

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Consolidated net income	$1,794	$2,137	$3,353	$4,695

Other comprehensive income

Net unrealized gains on available-for-sale securities, net of tax of $871 and $604 for the three months ended June 30, 2017 and 2016, respectively, and $1,016 and $713 for the six months ended June 30, 2017 and 2016, respectively	1,499	974	1,639	1,149

Reclassification adjustment for gains included in net income, net of tax of $(9) and $(23) for the three months ended June 30, 2017 and 2016, respectively, and $(23) and $(23) for the six months ended June 30, 2017 and 2016, respectively	(14)	(37)	(36)	(37)

TOTAL OTHER COMPREHENSIVE INCOME	1,485	937	1,603	1,112

TOTAL COMPREHENSIVE INCOME	$3,279	$3,074	$4,956	$5,807

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL

BALANCE - JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$-	$96,751

Stock based compensation expense	-	-	99	-	-	-	99

Exercise of stock options	348,157	348	3,117	-	-	-	3,465

Distribution to non-controlling interest	-	-	-	-	-	(98)	(98)

Net income	-	-	-	4,597	-	98	4,695

Other comprehensive income	-	-	-	-	1,112	-	1,112

BALANCE - JUNE 30, 2016	7,627,777	$7,628	$87,736	$9,584	$1,076	$-	$106,024

BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$-	$106,919

Stock based compensation expense	-	-	195	-	-	-	195

Exercise of stock options	49,253	50	518	-	-	-	568

Restricted stock awards	15,000	15	(15)	-	-	-	-

Restricted stock forfeiture	(3,000)	(3)	3	-	-	-	-

Noncontrolling interest contributions	-	-	-	-	-	892	892

Cash dividend declared to common shareholders ($0.12 per share)	-	-	-	(941)	-	-	(941)

Net income (loss)	-	-	-	4,245	-	(892)	3,353

Other comprehensive income	-	-	-	-	1,603	-	1,603

BALANCE - JUNE 30, 2017	7,839,562	$7,840	$89,746	$15,516	$(513)	$-	$112,589

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
OPERATING ACTIVITIES
Consolidated net income	$3,353	$4,695
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	655	615
Deferred income tax benefit	(54)	(15)
Depreciation and amortization of premises and equipment	513	476
Net amortization of securities	959	725
Net realized gains on sales of securities	(59)	(60)
Gains on mortgage loans sold, net	(1,180)	(5,124)
Stock-based compensation expense	195	99
Realization of deferred gain on other real estate	(25)	(156)
Provision for losses on other real estate	-	53
Increase in cash surrender value of life insurance contracts	(376)	(362)
Mortgage loans originated for resale	(28,207)	(115,703)
Proceeds from sale of mortgage loans	29,187	160,959
Amortization of core deposit intangible	178	178
Change in
Accrued interest receivable	(512)	(83)
Other assets	5,534	(1,642)
Accrued interest payable	60	72
Other liabilities	1,407	796

TOTAL ADJUSTMENTS	8,275	40,828

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,628	45,523

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(58,778)	(15,991)
Sales	18,688	1,058
Maturities, prepayments and calls	4,302	3,494
Purchases of restricted equity securities	(22)	(816)
Loan originations and payments, net	(53,403)	(32,457)
Purchase of buildings, leasehold improvements, and equipment	(1,141)	(368)
Proceeds from sale of other real estate	-	712
Improvement of other real estate	-	(16)
Purchase of life insurance contracts	(4,000)	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(94,354)	(48,384)

FINANCING ACTIVITIES
Net change in deposits	76,180	7,843
Net change in federal funds purchased	(3,671)	-
Net change in Advances from Federal Home Loan Bank	12,623	(10,888)
Issuance of common stock	568	3,465
Noncontrolling interest contributions received	1,045	-
Cash dividends paid on common stock	(1,711)	(1,489)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	85,034	(1,069)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,308	(3,930)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,243	20,570
CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,551	$16,640

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$2,143	$1,565
Taxes	$526	$2,048

Non-cash investing and financing activities
Unrealized gain on securities available-for-sale	$3,088	$3,076
Unrealized loss on derivatives	$(492)	$(1,274)
Change in due to/from noncontrolling interest	$(153)	$(98)

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The consolidated financial statements as of June 30, 2017, and for the three months and six months ended June 30, 2017 and 2016, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the Company's 2016 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$598	$-	$(5)	$593
State and municipal	156,698	1,700	(1,936)	156,462
Corporate bonds	2,000	9	(19)	1,990
Mortgage backed securities	22,261	62	(79)	22,244
Time deposits	3,500	-	-	3,500

Total	$185,057	$1,771	$(2,039)	$184,789

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$1,909	$4	$(5)	$1,908
State and municipal	122,813	446	(3,625)	119,634
Corporate bonds	2,000	8	(21)	1,987
Mortgage backed securities	20,197	11	(174)	20,034
Time deposits	3,250	-	-	3,250

Total	$150,169	$469	$(3,825)	$146,813

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount of $52,355 and $36,292, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at June 30, 2017 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$2,709	$2,715
Due in one to five years	13,733	13,813
Due in five to ten years	10,665	10,839
Due after ten years	135,689	135,178
Mortgage backed securities	22,261	22,244

Total	$185,057	$184,789

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$499	$5	$-	$-	$499	$5
State and municipal	65,564	1,911	1,585	25	67,149	1,936
Corporate bonds	494	6	487	13	981	19
Mortgage backed securities	6,269	47	1,148	32	7,417	79

Total temporarily impaired	$72,826	$1,969	$3,220	$70	$76,046	$2,039

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 129 and 193 securities in an unrealized loss position as of June 30, 2017 and December 31, 2016, respectively.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2017 and December 31, 2016 were comprised as follows:

	June 30, 2017	December 31, 2016
Commerical, Industrial and Agricultural	$130,278	$134,404
Real Estate
1-4 Family Residential	109,830	113,031
1-4 Family HELOC	63,196	57,460
Multi-family and Commercial	249,603	215,639
Construction, Land Development and Farmland	137,011	115,889
Consumer	15,198	17,240
Other	15,071	13,745
	720,187	667,408
Less
Deferred loan fees	353	625
Allowance for possible loan losses	9,385	9,082

Loans, net	$710,449	$657,701

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(471)	-	-	(15)
Recoveries	140	-	3	-
Provision	850	172	131	(335)
Ending balance	$2,957	$2,903	$1,920	$828

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	-	(28)	-	(514)
Recoveries	18	1	-	162
Provision	(160)	(4)	1	655
Ending balance	$562	$177	$38	$9,385

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2016:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(17)	-	-	-
Recoveries	184	2	3	66
Provision	272	(147)	742	(201)
Ending balance	$2,637	$2,446	$1,639	$1,079

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	-	-	(7)	(24)
Recoveries	6	13	-	274
Provision	(53)	(10)	12	615
Ending balance	$652	$195	$40	$8,688

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$1,278	$-	$17	$26
Acquired with credit impairment	6	-	-	-
Collectively evaluated for impairment	1,673	2,903	1,903	802
Total	$2,957	$2,903	$1,920	$828
Loans
Individually evaluated for impairment	$5,329	$1,982	$3,076	$2,050
Acquired with credit impairment	316	2,796	1,482	49
Collectively evaluated for impairment	124,633	244,825	132,453	107,731
Total	$130,278	$249,603	$137,011	$109,830

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$1,321
Acquired with credit impairment	-	-	-	6
Collectively evaluated for impairment	562	177	38	8,058
Total	$562	$177	$38	$9,385
Loans
Individually evaluated for impairment	$1,005	$-	$-	$13,442
Acquired with credit impairment	17	-	-	4,660
Collectively evaluated for impairment	62,174	15,198	15,071	702,085
Total	$63,196	$15,198	$15,071	$720,187

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$747	$-	$17	$27
Acquired with credit impairment	6	-	-	-
Collectively evaluated for impairment	1,685	2,731	1,769	1,151
Total	$2,438	$2,731	$1,786	$1,178
Loans
Individually evaluated for impairment	$5,375	$2,036	$2,544	$1,972
Acquired with credit impairment	329	2,852	1,481	89
Collectively evaluated for impairment	128,700	210,751	111,864	110,970
Total	$134,404	$215,639	$115,889	$113,031

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$62	$-	$-	$853
Acquired with credit impairment	-	-	-	6
Collectively evaluated for impairment	642	208	37	8,223
Total	$704	$208	$37	$9,082
Loans
Individually evaluated for impairment	$1,479	$-	$-	$13,406
Acquired with credit impairment	16	-	-	4,767
Collectively evaluated for impairment	55,965	17,240	13,745	649,235
Total	$57,460	$17,240	$13,745	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Non-accrual loans by class of loan were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$3,069	$3,062
Multi-family and Commercial Real Estate	-	636
Construction, Land Development and Farmland	1,950	730
1-4 Family Residential Real Estate	837	344
1-4 Family HELOC	-	862

Total	$5,856	$5,634

Performing non-accrual loans totaled $945 and $2,799 at June 30, 2017 and December 31, 2016, respectively.

Individually impaired loans by class of loans were as follows at June 30, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,209	$3,583	$2,062	$5,645	$1,284
Multi-family and Commercial Real Estate	5,513	4,778	-	4,778	-
Construction, Land Development and Farmland	4,650	4,387	171	4,558	17
1-4 Family Residential Real Estate	2,264	2,073	26	2,099	26
1-4 Family HELOC	1,581	1,022	-	1,022	-

Total	$20,217	$15,843	$2,259	$18,102	$1,327

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,383	$3,924	$1,780	$5,704	$753
Multi-family and Commercial Real Estate	5,666	2,914	1,974	4,888	-
Construction, Land Development and Farmland	4,124	3,854	171	4,025	17
1-4 Family Residential Real Estate	2,422	2,034	27	2,061	27
1-4 Family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,904	$4,269	$18,173	$859

The average balances of impaired loans for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Commercial, Industrial and Agricultural	$5,758	$5,674
Multi-family and Commercial Real Estate	4,832	6,108
Construction, Land Development and Farmland	4,192	2,720
1-4 Family Residential Real Estate	2,093	3,122
1-4 Family HELOC	1,180	2,040
Total	$18,055	$19,664

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at June 30, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$125,762	$5	$4,511	$130,278
1-4 Family Residential Real Estate	105,593	1,408	2,829	109,830
1-4 Family HELOC	62,724	-	472	63,196
Multi-family and Commercial Real Estate	245,995	-	3,608	249,603
Construction, Land Development and Farmland	132,668	1,498	2,845	137,011
Consumer	15,198	-	-	15,198
Other	15,071	-	-	15,071

Total	$703,011	$2,911	$14,265	$720,187

Credit quality indicators by class of loan were as follows at December 31, 2016:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$129,880	$-	$4,524	$134,404
1-4 Family Residential Real Estate	109,592	1,427	2,012	113,031
1-4 Family HELOC	55,981	-	1,479	57,460
Multi-family and Commercial Real Estate	211,938	-	3,701	215,639
Construction, Land Development and Farmland	111,663	1,767	2,459	115,889
Consumer	17,240	-	-	17,240
Other	13,745	-	-	13,745

Total	$650,039	$3,194	$14,175	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due status by class of loan was as follows at June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$69	$46	$2,824	$2,939	$127,339	$130,278
1-4 Family Residential Real Estate	128	53	284	465	109,365	109,830
1-4 Family HELOC	-	-	-	-	63,196	63,196
Multi-family and Commercial Real Estate	-	-	-	-	249,603	249,603
Construction, Land Development and Farmland	-	-	1,949	1,949	135,062	137,011
Consumer	-	-	-	-	15,198	15,198
Other	-	-	-	-	15,071	15,071
Total	$197	$99	$5,057	$5,353	$714,834	$720,187

Past due status by class of loan was as follows at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$207	$1,586	$375	$2,168	$132,236	$134,404
1-4 Family Residential Real Estate	7	-	286	293	112,738	113,031
1-4 Family HELOC	-	-	-	-	57,460	57,460
Multi-family and Commercial Real Estate	-	-	-	-	215,639	215,639
Construction, Land Development and Farmland	58	-	730	788	115,101	115,889
Consumer	193	-	-	193	17,047	17,240
Other	-	-	-	-	13,745	13,745
Total	$465	$1,586	$1,391	$3,442	$663,966	$667,408

There were three loans totaling $251 past due 90 days or more and still accruing interest at June 30, 2017. There were no loans past due 90 days or more still accruing interest at December 31, 2016.

During the six months ended June 30, 2017, one loan totaling $108 was modified in a troubled debt restructuring. The modification consisted of a temporary reduction in required monthly payments. The modifications had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$341	$385
Multi-family and Commercial Real Estate	3,235	3,321
Construction, Land Development and Farmland	1,564	1,569
1-4 Family Residential Real Estate	50	92
1-4 Family HELOC	36	36
Total outstanding balance	5,226	5,403
Less remaining purchase discount	565	635
Allowance for loan losses	6	6
Carrying amount, net of allowance	$4,655	$4,762

During the three and six months ended June 30, 2017, there was no change in the allowance for loan losses related to purchased credit impaired loans.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three and six months ended June 30, 2017:

Balance at January 1, 2017	$87
Accretion income	(18)
Balance at March 31, 2017	69
Accretion income	(17)
Balance at June 30, 2017	$52

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

There were no changes in valuation methodologies used during the six months ended June 30, 2017.

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets
U. S. Treasury and other U. S. government agencies	$593	$-	$593	$-
State and municipal	156,462	-	156,462	-
Corporate bonds	1,990	-	1,990	-
Mortgage backed securities	22,244	-	22,244	-
Time deposits	3,500	3,500	-	-
Interest rate swap	6	-	6	-

Liabilities
Interest rate swap	$570	$-	$570	$-

December 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,908	$-	$1,908	$-
State and municipal	119,634	-	119,634	-
Corporate bonds	1,987	-	1,987	-
Mortgage backed securities	20,034	-	20,034	-
Time deposits	3,250	3,250	-	-
Interest rate swap	195	-	195	-

Liabilities
Interest rate swap	$267	$-	$267	$-

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets
Impaired loans	$932	$-	$-	$932

December 31, 2016
Assets
Impaired loans	$3,410	$-	$-	$3,410
Mortgage loans held for sale	11,831	-	11,831	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2017 and December 31, 2016:

	Valuation	Significant	Range
	Techniques (1)	Unobservable Inputs	(Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Mortgage loans held for sale	Pricing Model	Not applicable	Not applicable

(1)

The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at June 30, 2017 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,551	$26,551	$26,551	$-	$-
Loans, net	710,449	710,516	-	-	710,516
Mortgage loans held for sale	12,031	12,039	-	12,039	-
Restricted equity securities	7,155	7,155	-	7,155	-
Financial liabilities
Deposits	840,014	839,277	-	-	839,277
Accrued interest payable	167	167	-	167	-
Federal Home Loan Bank advances	44,910	45,016	-	45,016	-

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2016 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$23,413	$23,413	$23,413	$-	$-
Federal funds sold	830	830	-	830	-
Loans, net	657,701	658,130	-	-	658,130
Restricted equity securities	7,133	7,133	-	7,133	-
Financial liabilities
Deposits	763,834	763,174	-	-	763,174
Accrued interest payable	107	107	-	107	-
Federal funds purchased	3,671	3,671	-	3,671	-
Federal Home Loan Bank advances	32,287	32,444	-	32,444	-

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, restricted equity securities, federal funds sold or purchased, demand deposits, and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on discounted cash flows using current rates for similar financing.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

A summary of the activity in the stock option plans for the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2017	241,541	$12.96
Granted	5,000	21.59
Exercised	(49,253)	11.53
Forfeited or expired	(11,800)	13.78
Outstanding at June 30, 2017	185,488	13.52	5.68	$1,919
Exercisable at June 30, 2017	105,288	12.41	3.50	$1,206

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2017	96,600	$3.36
Granted	5,000	5.37
Vested	(9,600)	2.49
Forfeited	(11,800)	3.02
Non-vested options at June 30, 2017	80,200	3.64

At June 30, 2017, the unrecognized future compensation expense to be recognized for stock compensation totals $712. Subsequent to June 30, 2017, the Company issued 29,800 shares of restricted stock and issued 10,500 stock options under the above plan.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Actual and required capital amounts and ratios are presented below as of June 30, 2017 and December 31, 2016.

			Minimum Required		To Be Well
	Actual		Capital Including		Capitalized Under
	Regulatory		Capital Conservation		Prompt Corrective
	Capital		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Company
Tier I leverage	$100,575	10.47%	$38,424	4.000%	$48,030	5.00%
Common equity tier 1	100,575	12.28%	47,093	5.750%	53,236	6.50%
Tier I risk-based capital	100,575	12.28%	59,379	7.250%	65,521	8.00%
Total risk-based capital	109,960	13.43%	75,736	9.250%	81,876	10.00%

Bank
Tier I leverage	$98,741	10.29%	$38,383	4.000%	$47,979	5.00%
Common equity tier 1	98,741	12.08%	47,000	5.750%	53,131	6.50%
Tier I risk-based capital	98,741	12.08%	59,261	7.250%	65,391	8.00%
Total risk-based capital	108,126	13.23%	75,598	9.250%	81,728	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic EPS Computation
Net income attributable to common shareholders	$2,187	$2,360	$4,245	$4,597
Weighted average common shares outstanding	7,775,179	7,560,503	7,758,408	7,505,451
Basic earnings per common share	$0.28	$0.31	$0.55	$0.61
Diluted EPS Computation
Net income attributable to common shareholders	$2,187	$2,360	$4,245	$4,597
Weighted average common shares outstanding	7,775,179	7,560,503	7,758,408	7,505,451
Dilutive effect of stock options and restricted shares	97,947	118,005	96,433	105,839
Adjusted weighted average common shares outstanding	7,873,126	7,678,508	7,854,841	7,611,290
Diluted earnings per common share	$0.28	$0.31	$0.54	$0.60

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended
	June 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$8,405	$98	$-	$8,503
Provision for loan losses	245	-	-	245
Noninterest income	594	676	(39)	1,231
Noninterest expense	6,115	1,153	-	7,268
Income tax expense (benefit)	452	(25)	-	427
Net income (loss)	2,187	(354)	(39)	1,794
Noncontrolling interest in net loss of subsidiary	-	354	39	393
Net income attributable to common shareholders	$2,187	$-	$-	$2,187

	Three Months Ended
	June 30, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$8,545	$147	$-	$8,692
Provision for loan losses	450	-	-	450
Noninterest income	728	1,782	-	2,510
Noninterest expense	5,859	2,168	-	8,027
Income tax expense (benefit)	604	(16)	-	588
Net income (loss)	2,360	(223)	-	2,137
Noncontrolling interest in net loss of subsidiary	-	223	-	223
Net income attributable to common shareholders	$2,360	$-	$-	$2,360

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

	Six Months Ended
	June 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$16,300	$174	$-	$16,474
Provision for loan losses	655	-	-	655
Noninterest income	1,188	1,267	(85)	2,370
Noninterest expense	11,833	2,304	-	14,137
Income tax expense	755	(56)	-	699
Net income (loss)	4,245	(807)	(85)	3,353
Noncontrolling interest in net loss of subsidiary	-	807	85	892
Net income attributable to common shareholders	$4,245	$-	$-	$4,245

	Six Months Ended
	June 30, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$16,332	$442	$-	$16,774
Provision for loan losses	615	-	-	615
Noninterest income	1,229	5,127	-	6,356
Noninterest expense	11,200	5,464	-	16,664
Income tax expense	1,149	7	-	1,156
Net income	4,597	98	-	4,695
Noncontrolling interest in net income of subsidiary	-	(98)	-	(98)
Net income attributable to common shareholders	$4,597	$-	$-	$4,597

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 9 - DERIVATIVES

The Company has swap agreements that were executed upon the purchase of investment grade municipal securities effectively converting the fixed municipal yields to floating rates. These fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 at June 30, 2017 and December 31, 2016. At June 30, 2017, the contracts had fair values totaling $6 recorded in other assets and $570 recorded in other liabilities. At December 31, 2016, the contracts had fair values totaling $195 recorded in other assets and $267 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At June 30, 2017, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 10 – INCOME TAXES

Income tax expense totaled $427 and $699 for the three and six months ended June 30, 2017 as compared to $588 and $1,156 in the comparative periods in 2016. The tax rate was favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the exercise of stock options and the addition of certain state tax credits on interest-free loans.

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

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-02,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is evaluating the impact of the update on the Company’s consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 became effective on January 1, 2017 with early adoption permitted. The Company elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of $29 and $91 related to the exercise of stock options during the three months and six months ended June 30, 2017, respectively and $101 and $425 for the corresponding periods in 2016.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective beginning on January 1, 2020. Management is evaluating the impact of the pronouncement on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities” shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted and is not expected to have a significant impact on our consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENT

On July 14, 2017, the Company filed a Form S-3 registration statement to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, and (vi) units, up to a maximum aggregate offering price of $75,000,000. The net proceeds from any offering will be used for general corporate purposes including acquisitions, capital expenditures, investments, and the repayment, redemption, or refinancing of any indebtedness or other securities. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the terms “Company” means “Commerce Union Bancshares, Inc.” and “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our annual report on Form 10-K filed March 14, 2017. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Commerce Union Bancshares, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures, LLC referred to above for the purpose of improving the Bank’s mortgage operations. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of June 30, 2017, the cumulative losses to date totaled $4,204 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on non-accrual status or 90+ days past due still accruing are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loans remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Earnings

Net income attributable to common shareholders amounted to $2,187 and $4,245, or $0.28 and $0.55 per basic share for the three and six months ended June 30, 2017, respectively, compared to $2,360 and $4,597, or $0.31 and $0.61 per basic share for the same periods in 2016. Diluted net income attributable to shareholders per share was $0.28 and $0.31 per share and $0.54 and $0.60 per diluted share for the three and six months ended June 30, 2017, compared to 2016, respectively. The major components contributing to the decline in income per share from the prior-year discussed further below are the recovery of a purchased-credit impaired loan recorded in the second quarter of 2016, a slight decline in net interest income primarily attributable to the decrease in net discount accretion of purchase accounting, a decrease in gains on sale of other real estate, and somewhat offset by a decrease in provision for loan losses and a decline in income taxes. Our earnings per share declined with the change in earnings and the greater number of average shares outstanding due to the exercise of Company stock options.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2017, and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$703,596	4.54	$7,801	$637,787	5.06	$8,018	$3,214	$(3,431)	$(217)
Loan fees	-	0.30	532	-	0.31	494	38	-	38
Loans with fees	703,596	4.84	8,333	637,787	5.37	8,512	3,252	(3,431)	(179)
Mortgage loans held for sale	11,117	4.15	115	20,733	3.61	186	(223)	152	(71)
Deposits with banks	15,988	0.63	25	20,357	0.32	16	(21)	30	9
Investment securities - taxable	35,742	2.09	186	48,754	1.78	216	(201)	171	(30)
Investment securities - tax-exempt	144,969	4.08	946	95,590	3.12	490	286	170	456
Fed funds sold and other	8,051	4.93	99	7,280	4.25	77	9	13	22
Total earning assets	919,463	4.23	9,704	830,501	4.72	9,497	3,102	(2,895)	207
Nonearning assets	52,649			50,156
	$972,112			$880,657
Interest bearing liabilities
Interest bearing demand	88,514	0.21	46	89,385	0.21	47	(1)	-	(1)
Savings and money market	210,576	0.38	200	191,630	0.34	163	17	20	37
Time deposits - retail	305,935	0.84	644	143,953	0.67	240	330	74	404
Time deposits - wholesale	89,117	0.94	209	105,560	0.64	167	(147)	189	42
Total interest bearing deposits	694,142	0.64	1,099	530,528	0.47	617	199	283	482
Federal Home Loan Bank advances	30,510	1.34	102	115,855	0.65	188	(690)	604	(86)
Total interest-bearing liabilities	724,652	0.66	1,201	646,383	0.50	805	(491)	887	396
Net interest rate spread (%) / Net Interest Income ($)		3.57	$8,503		4.22	$8,692	$3,593	$(3,782)	$(189)
Non-interest bearing deposits	134,724	(0.10)		126,175	(0.08)
Other non-interest bearing liabilities	3,099			4,802
Stockholder's equity	109,637			103,297
	$972,112			$880,657
Cost of funds		0.56			0.42
Net interest margin		4.01			4.33

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$688,316	4.51	$15,064	$627,694	4.91	$15,326	$2,582	$(2,844)	$(262)
Loan fees	-	0.31	1,051	-	0.31	956	95	-	95
Loans with fees	688,316	4.82	16,115	627,694	5.22	16,282	2,677	(2,844)	(167)
Mortgage loans held for sale	10,798	3.90	209	30,124	3.70	554	(429)	84	(345)
Deposits with banks	15,540	0.64	49	20,750	0.34	35	(25)	39	14
Investment securities - taxable	33,418	2.02	335	49,004	1.85	452	(220)	103	(117)
Investment securities - tax-exempt	139,259	4.02	1,774	92,116	3.07	928	527	319	846
Fed funds sold and other	7,911	4.97	195	6,917	4.65	160	24	11	35
Total earning assets	895,242	4.21	18,677	826,605	4.60	18,411	2,554	(2,288)	266
Nonearning assets	53,955			49,704
	$949,197			$876,309
Interest bearing liabilities
Interest bearing demand	85,647	0.21	89	89,620	0.20	91	(9)	7	(2)
Savings and money market	197,724	0.36	350	192,673	0.34	329	6	15	21
Time deposits - retail	298,764	0.78	1,150	142,231	0.68	484	588	78	666
Time deposits - wholesale	85,546	0.93	396	110,663	0.63	346	(198)	248	50
Total interest bearing deposits	667,681	0.60	1,985	535,187	0.47	1,250	387	348	735
Federal Home Loan Bank advances and other	38,243	1.15	218	116,540	0.67	387	(623)	454	(169)
Total interest-bearing liabilities	705,924	0.63	2,203	651,727	0.51	1,637	(236)	802	566
Net interest rate spread (%) / Net Interest Income ($)		3.58	$16,474		4.09	$16,774	$2,790	$(3,090)	$(300)
Non-interest bearing deposits	132,054	(0.10)		118,118	(0.08)
Other non-interest bearing liabilities	3,037			5,197
Stockholder's equity	108,182			101,267
	$949,197			$876,309
Cost of funds		0.53			0.43
Net interest margin		4.01			4.20

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

Analysis—For the three and six months ended June 30, 2017, we recorded net interest income of approximately $8.5 million and $16.5 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.01% for each period. For the three and six months ended June 30, 2016, we recorded net interest income of approximately $8.7 million and $16.8 million, respectively, which resulted in a net interest margin of 4.33% and 4.20%, respectively. For the three months ended June 30, 2017 and 2016, our net interest spread was 3.57% and 4.22%, respectively. For the six months ended June 30, 2017 and 2016, our net interest spread was 3.58% and 4.09%, respectively. A contributing factor to the decrease in our net interest income was due to a $619 recovery from a payoff of purchase-credit impaired loan in the second quarter of 2016, as well as, a $317 and $641 decrease in net discount accretion from the prior periods, respectively.

Our year-over-year average loan volume increased by approximately 9.7% from the first six months of 2016 to the first six months of 2017. Our combined loan and loan fee yield decreased from 5.22% to 4.82% for the first six months of 2016 compared to 2017, respectively, while our combined loan and loan fee yield decreased from 5.37% to 4.84% for the three months ended June 30, 2016 to 2017, respectively.

Our yield on tax-exempt investments increased to 4.08% and 4.02%, respectively, for the three and six months ended June 30, 2017, from 3.12% and 3.07% for the same periods in 2016. Our year-over-year average tax-exempt investment volume increased by approximately 51.7% and 51.2% from the first three and six months of 2016 compared to the same periods in 2017. Our year-over-year average taxable securities volume decreased by 26.7% and 31.8% from the first three and six months of 2016 compared to the same periods in 2017. We have continued to add volume to our investment portfolio. A portion of the earnings growth in the tax-exempt investment portfolio related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter 2017 and additional strategies that were implemented in the second quarter of 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Our cost of funds increased from 0.43% to 0.53% for the six months ended June 30, 2016 compared to the same period in 2017. Our cost of funds increased from 0.42% to 0.56% for the three months ended June 30, 2016 compared to the same period in 2017. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances. We experienced an 11.8% and 6.8% increase in our average non-interest bearing deposits from the six and three months ended June 30, 2016, respectively, as a result of our continuing initiative to grow low cost deposits.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2017. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $245 and $655, for the three and six months ended June 30, 2017, respectively, compared to $450 and $615, for loans losses being recorded for the three and six months ended June 30, 2016, respectively. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2017, and 2016 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$317	$321	$(4)	-1.2%
Securities gains (losses), net	23	60	(37)	-61.7%
Gains on mortgage loans sold, net	638	1,782	(1,144)	-64.2%
Gain (loss) on sale of other real estate	1	156	(155)	-99.4%
Other noninterest income:
Bank-owned life insurance	190	193	(3)	-1.6%
Brokerage revenue	40	13	27	207.7%
Miscellaneous noninterest income (expense), net	22	(15)	37	-246.7%
Total other non-interest income	252	191	61	31.9%
Total non-interest income	$1,231	$2,510	$(1,279)	-51.0%

	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$627	$606	$21	3.5%
Securities gains (losses), net	59	60	(1)	-1.7%
Gains on mortgage loans sold, net	1,180	5,124	(3,944)	-77.0%
Gain (loss) on sale of other real estate	25	156	(131)	-84.0%
Other noninterest income:
Bank-owned life insurance	376	362	14	3.9%
Brokerage revenue	54	27	27	100.0%
Rental income	-	2	(2)	-100.0%
Miscellaneous noninterest income (expense), net	49	19	30	157.9%
Total other non-interest income	479	410	69	16.8%
Total non-interest income	$2,370	$6,356	$(3,986)	-62.7%

The most significant reason for the decreases in total non-interest income during the three and six months ended June 30, 2017 compared to the same periods in 2016 is the decline in gains on mortgage loans sold, net. This and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts generally reflect customer growth trends but are also impacted by changes in our fee structures.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three and six months ended June 30, 2017, the Company sold securities classified as available for sale totaling $6,649 and $18,688 for gains of $23 and $59, respectively. During the three and six months ended June 30, 2016, the Company sold securities classified as available for sale totaling $1,058 and recognized a gain on sale of $60.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations. Gains on mortgage loans sold, net, amounted to $638 and $1,180 for the three and six months ended June 30, 2017, compared to $1,782 and $5,124 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer. We completed the transition to dispose a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during the three and six months ended June 30, 2017 was impacted by the transition.

During the three and six months ended June 30, 2017, we recognized a gain of $1 and $25, respectively, due to the recognition of a previously deferred gain from a payoff of a loan compared to a gain of $156 in the same periods in 2016 for similar transactions.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $190 and $376 for the three and six months ended June 30, 2017, compared to $193 and $362 for the same periods in, 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. An additional $4 million of bank-owned life insurance was purchased with terms similar to our existing policies in June 2017.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the six months ended June 30, 2016. There were no foreclosed properties on our balance sheet or rent received during the three or six months ended June 30, 2017.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$4,485	$4,883	$(398)	-8.2%
Occupancy	870	810	60	7.4%
Information technology	679	636	43	6.8%
Advertising and public relations	48	160	(112)	-70.0%
Audit, legal and consulting	308	384	(76)	-19.8%
Federal deposit insurance	121	126	(5)	-4.0%
Provision for losses on other real estate	-	27	(27)	-100.0%
Other operating	757	1,001	(244)	-24.4%
Total non-interest expense	$7,268	$8,027	$(759)	-9.5%

	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$8,754	$10,277	$(1,523)	-14.8%
Occupancy	1,632	1,639	(7)	-0.4%
Information technology	1,192	1,263	(71)	-5.6%
Advertising and public relations	123	425	(302)	-71.1%
Audit, legal and consulting	601	665	(64)	-9.6%
Federal deposit insurance	220	240	(20)	-8.3%
Provision for losses on other real estate	-	53	(53)	-100.0%
Other operating	1,615	2,102	(487)	-23.2%
Total non-interest expense	$14,137	$16,664	$(2,527)	-15.2%

The most significant reason for the decline in total non-interest expense of $759 and $2,527 or 9.5% and 15.2% for the three and six months ended June 30, 2017 is due to the decrease in salary and employee benefits when compared to the same periods in 2016. This was primarily attributable to a reduction in the number of mortgage employees. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits decreased by $398 and $1,523 for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decline is mainly attributable to the decrease in employee related expenses of the mortgage operations resulting from the transition of a majority of our out-of-market mortgage loan production offices during the second quarter of 2016. This decrease was partially offset by an increase in expenses relating the staffing of the Green Hills branch and the Chattanooga loan production office.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $60 during the three months ended June 30, 2017 when compared to the same period in 2016 due to the full quarter of depreciation for our new Green Hills and Chattanooga locations that opened in the first quarter of 2017. For the six months ended June 30, 2017, occupancy expense slightly decreased by $7 due to the transition of a majority of our out-of-market mortgage loan production offices during the second quarter of 2016. This decrease was partially offset by the previously mentioned additional occupancy expenses relating to Green hills and Chattanooga.

Information technology costs increased by $43 or 6.8% when comparing the three months ended June 30, 2017 to the comparable period in 2016. For the six month period ended June 30, 2017, information technology costs decreased by $71 or 5.6% when compared to the same period in 2016. These fluctuations are mainly attributable to the timing of project related activities.

Advertising and public relations costs decreased when comparing the three and six months ended June 30, 2017 to the same periods in 2016, by $112 and $302, respectively. The decrease was substantially attributable to a decline in our direct-mail advertising and related consultation expenditures. New customer acquisition strategies are being evaluated by our new Chief Strategy Officer hired late in the first quarter of 2017.

Audit, legal and consulting costs decreased by $76 and $64, respectively, or 19.8% and 9.6% when comparing the three and six months ended June 30, 2017 to the same periods in 2016. This decline is a result of an effort to reduce consulting costs associated with the outsourcing of certain services related to our public filings.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased for three and six months ended June 30, 2017, compared to the same periods in 2016. This decrease is primarily the result of a reduction in the applicable rate which was partially offset by the increase in average liabilities.

We recorded a provision for losses on other real estate of $27 and $53 during the three and six months ended June 30, 2016, respectively compared to no provision during the three and six months ended June 30, 2017. As of June 30, 2017, the Company has no properties held in the other real estate portfolio.

Other operating expenses decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016 mainly due to decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank, and recruiting related expenses.

Income Taxes

During the three and six months ended June 30, 2017, we recorded consolidated income tax expense of $427 and $699, respectively, compared to $588 and $1,156, respectively, for the three and six months ended June 30, 2016. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to Bank shareholders for the three and six months ended June 30, 2017, reflects an effective income tax rate of 17.1% and 15.1%, respectively, (exclusive of a tax benefit from our mortgage banking operations of $25 and $56 on pre-tax losses of $379 and $863 prior to intercompany eliminations), compared to 20.4% and 20.0% (exclusive of tax benefit of $16 on pre-tax losses of $239 and exclusive of tax expense of $7 on pre-tax income of $105 from our mortgage banking operations for the comparable periods of 2016). Our tax rate for the three and six months ended June 30, 2017, was favorably influenced by tax credits related to interest-free loans originated in the second quarter of 2016, an increase in income earned on tax-exempt investment securities, certain federal and state tax credits, and benefits relating to the exercise of Company stock options.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net loss of $354 and $807, respectively prior to intercompany eliminations, for the three and six months ended June 30, 2017 compared to net loss of $239 and net income of $105, for the same periods in 2016. The decrease in income for the three and six months ended June 30, 2017 when compared to the same periods in 2016 results from the transition of most of its out-of-market mortgage offices to another bank. These amounts are included in our consolidated results. Also, see Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets were $1,003,950 at June 30, 2017 and $911,984 at December 31, 2016. Our assets increased by 10.1% from December 31, 2016 to June 30, 2017. The increase was substantially attributable to the growth in loans and investments during the period of $52.7 million, or 8.0% and $38.0 million or 25.9%, respectively discussed further below. Other increases include cash and cash equivalents of $2.3 million or 9.5% and cash surrender value of life insurance contracts of $4.4 million or 17.6%. The Company’s total liabilities were $891,361 at June 30, 2017 and $805,065 at December 31, 2016, an increase of 10.7%. The increase in liabilities from December 31, 2016 to June 30, 2017, was substantially attributable to an increase in deposits and Federal Home Loan Bank advances of $76.2 million or 10.0% and $12.6 million or 39.1%, respectively, during the period. This increase was partially offset by a decrease in federal funds purchased of $3.7 million. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets. Our Chattanooga team as well as the lending staff in our new full-service branch in Green Hills opened in the first quarter of 2017 are expected to help us towards our goal of obtaining quality loan growth. Total loans, net, at June 30, 2017, and December 31, 2016, were $710,449 and $657,701, respectively. This represented an increase of 8.0% from December 31, 2016 to June 30, 2017.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	June 30,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent

Commerical, Industrial and Agricultural	$130,278	18.1%	$134,404	20.1%
Real estate:
1-4 Family Residential	109,830	15.2%	113,031	16.9%
1-4 Family HELOC	63,196	8.8%	57,460	8.6%
Multifamily and Commercial	249,603	34.7%	215,639	32.3%
Construction, Land Development and Farmland	137,011	19.0%	115,889	17.4%
Consumer	15,198	2.1%	17,240	2.6%
Other	15,071	2.1%	13,745	2.1%
	720,187	100.0%	667,408	100.0%
Less:
Deferred loan fees	353		625
Allowance for possible loan losses	9,385		9,082

Loans, net	$710,449		$657,701

The table below provides a summary of PCI loans as of June 30, 2017:

June 30,
2017

Commerical, Industrial and Agricultural	$341
Real estate:
1-4 Family Residential	50
1-4 Family HELOC	36
Multifamily and Commercial	3,235
Construction, Land Development and Farmland	1,564
Consumer	-
Other	-
Total gross PCI loans	5,226
Less:
Remaining purchase discount	565
Allowance for possible loan losses	6

Loans, net	$4,655

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $130,278 at June 30, 2017, decreased 3.1% compared to $134,404 at December 31, 2016.

Real estate loans comprised 77.7% of the loan portfolio at June 30, 2017. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from December 31, 2016 to June 30, 2017. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $249,603 at June 30, 2017, increased 15.8% compared to the $215,639 held as of December 31, 2016. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending increased during 2016 and into the first six months of 2017, based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. Currently we have no credit card loans on our balance sheet although we do offer credit cards to customers through a third party. We are in the process of implementing a new credit card program for which such loans will be carried on our balance sheet. This program is expected to be implemented during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a decrease from December 31, 2016, to June 30, 2017, of 11.8%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and were minimal for the periods presented. Our other loans experienced an increase of 9.6% from December 31, 2016 to June 30, 2017.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2017, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total

Gross loans	$281,925	$256,721	$181,541	$720,187

Fixed interest rate				$497,707
Variable interest rate				222,480
Total				$720,187

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

At June 30, 2017, the allowance for loan losses was $9,385 compared to $9,082 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2017 compared to 1.36% at December 31, 2016. The allowance was adjusted downward as a percent of total loans from December 31, 2016 to June 30, 2017. This increase in our allowance for loan losses is directly attributable to our loan growth and offset by charge offs.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	June 30,	June 30,
	2017	2016

Beginning Balance, January 1	$9,082	$7,823
Loans charged off:
Commerical, Industrial and Agricultural	(471)	(17)
Real estate:
1-4 Family Residential	(15)	-
1-4 Family HELOC	-	-
Multifamily and Commercial	-	-
Construction, Land Development and Farmland	-	-
Consumer	-	-
Other	(28)	(7)
Total loans charged off	(514)	(24)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	140	184
Real estate:
1-4 Family Residential	-	66
1-4 Family HELOC	18	6
Multifamily and Commercial	-	2
Construction, Land Development and Farmland	3	3
Consumer	-	13
Other	1	-
Total loan recoveries	162	274
Net recoveries (charge-offs)	(352)	250
Provision for loan losses	655	615
Total allowance, June 30	$9,385	$8,688
Gross loans at end of period (1)	$720,187	$650,146
Average gross loans (1)	$688,316	$627,694
Allowance to total loans	1.30%	1.34%
Net charge offs to average loans (annualized)	0.10%	-0.08%

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

	June 30,			December 31,
	2017			2016
		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans

Commerical, Industrial and Agricultural	$2,957	31.5%	18.1%	$2,438	26.8%	20.1%
Real estate:
1-4 Family Residential	828	8.8%	15.2%	1,178	13.0%	16.9%
1-4 Family HELOC	562	6.0%	8.8%	704	7.8%	8.6%
Multifamily and Commercial	2,903	30.9%	34.7%	2,731	30.1%	32.3%
Construction, Land Development and Farmland	1,920	20.5%	19.0%	1,786	19.7%	17.4%
Consumer	177	1.9%	2.1%	208	2.3%	2.6%
Other	38	0.3%	2.1%	37	0.5%	2.1%
	$9,385	100.0%	100.0%	$9,082	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	June 30,	December 31,
	2017	2016

Non-accrual loans	$5,856	$5,634
Past due loans 90 days or more and still accruing interest	251	-
Restructured loans	3,652	2,953
Total non-performing loans	9,759	8,587
Foreclosed real estate ("OREO")	-	-
Total non-performing assets	$9,759	$8,587
Total non-performing loans as a percentage of total loans	1.36%	1.29%
Total non-performing assets as a percentage of total assets	0.97%	0.94%
Allowance for loan losses as a percentage of non-performing loans	96.17%	105.76%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income taxes. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a significant component of the Company’s earning assets. Securities totaled $184,789 at June 30, 2017. This represents a 25.9% increase from the December 31, 2016 total of $146,813. The increase is attributable to purchasing $58,778 securities available for sale during the six months ended June 30 2017, offset by sales of $18,688, and principal paydowns and maturities of $4,302 during the same period. A portion of our year-to-date growth in the investment portfolio is related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter 2017 and additional strategies that were implemented in the first quarter of 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Restricted equity securities totaled $7,155 and 7,133 at June 30, 2017, and December 31, 2016, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$598	593	0.32%	$1,909	1,908	1.30%
State and municipal	156,698	156,462	84.67%	122,813	119,634	81.49%
Corporate bonds	2,000	1,990	1.08%	2,000	1,987	1.35%
Mortgage backed securities	22,261	22,244	12.04%	20,197	20,034	13.65%
Time deposits	3,500	3,500	1.89%	3,250	3,250	2.21%
Total	$185,057	184,789	100.00%	$150,169	146,813	100.00%

The table below summarizes the contractual maturities of securities available for sale at June 30, 2017:

	Amortized Cost	Estimated Fair Value

Due within one year	$2,709	$2,715
Due in one to five years	13,733	13,813
Due in five to ten years	10,665	10,839
Due after ten years	135,689	135,178
Mortgage backed securities	22,261	22,244
Total	$185,057	$184,789

Premises and Equipment

Premises and equipment, net, totaled $9,721 at June 30, 2017 compared to $9,093 at December 31, 2016, a net increase of $628 or 6.9%. Premises and equipment purchases amounted to approximately $1,141 during the first six months of 2017 and were mainly incurred for leasehold improvements related to our new Green Hills branch while depreciation expense amounted to $513. At June 30, 2017, we operated from eight retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other six bank branch locations are in Franklin, Springfield, Gallatin, and Nashville, Tennessee. Our commercial loan production offices are in Murfreesboro and Chattanooga, Tennessee. As of June 30, 2017 our mortgage loan production offices were located Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland. During the three months ended March 31, 2016, the Company began transitioning most of its out-of-market branches to another bank. We own three branch and office facilities located in Robertson and Sumner counties of Tennessee while the remainder of our locations are leased.

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

At June 30, 2017, total deposits were $840,014, an increase of $76,180, or 10.0%, compared to $763,834 at December 31, 2016. During the first six months of 2017, we increased non-interest bearing demand deposits by $1.7 million, increased savings and money market deposits by $26.8 million, and increased time deposits by $48.5 million, while interest-bearing deposits decreased by $0.8 million. A substantial portion of the increase in the time deposits is attributable to an increase in state and municipal deposits.

The following table shows maturity of time deposits of $250 or more by category based on time remaining until maturity at June 30, 2017.

June 30,
2017
Twelve months or less	$232,373
Over twelve months through three years	10,556
Over three years	5,534
Total	$248,463

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of June 30, 2017. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous,
Parallel Change in
Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	-4.9%	-15%	-10.4%	-15%
-100 bp	-0.9%	-10%	-2.1%	-10%
+100 bp	-0.1%	-10%	-0.7%	-10%
+200 bp	-0.2%	-15%	-1.5%	-15%
+300 bp	0.0%	-20%	-2.0%	-20%
+400 bp	-0.1%	-25%	-2.7%	-25%

We were in compliance with our earnings simulation model policies as of June 30, 2017, indicating what we believe to be a fairly neutral profile.

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

At June 30, 2017, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At June 30, 2017, advances totaled $44,910 compared to $32,287 as of December 31, 2016. The increase in FHLB advances generally is attributable to our increase in our increase in loans and securities and off set by our increase in deposits.

At June 30, 2017, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates

2017	$33,000	1.18%
2018	6,000	2.74%
2019	-	0.00%
2020	-	0.00%
2021	495	2.73%
Thereafter	5,415	1.87%

	$44,910	1.49%

Capital

Stockholders’ equity was $112,589 at June 30, 2017, an increase of $5,670, or 5.3%, from $106,919 at December 31, 2016. During the six months ended June 30, 2017, the Company raised $568 of capital through the exercise of Company stock options. The additional capital was pushed-down to the Bank and when combined with the accretion of earnings to capital partially offset by the declared dividend and the increase in assets led to a decrease in the Bank’s June 30, 2017 Tier 1 leverage ratio to 10.29% compared with 10.75% at December 31, 2016 (see other ratios discussed further below). Common dividends of $1,711 (declared during the fourth quarter of 2016) were paid during the six months ended June 30, 2017, and dividends of $941 were declared in the second quarter of 2017 and were paid subsequent to quarter end.

On July 14, 2017, the Company filed a Form S-3 registration statement to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, and (vi) units, up to a maximum aggregate offering price of $75,000,000. The net proceeds from any offering will be used for general corporate purposes including acquisitions, capital expenditures, investments, and the repayment, redemption, or refinancing of any indebtedness or other securities. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2017 and December 31, 2016 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Company
Tier I leverage	$100,575	10.47%	$38,424	4.000%	$48,030	5.00%
Common equity Tier 1	100,575	12.28%	47,093	5.750%	53,236	6.50%
Tier I risk-based capital	100,575	12.28%	59,379	7.250%	65,521	8.00%
Total risk-based capital	109,960	13.43%	75,736	9.250%	81,876	10.00%
Bank
Tier I leverage	$98,741	10.29%	$38,383	4.000%	$47,979	5.00%
Common equity Tier 1	98,741	12.08%	47,000	5.750%	53,131	6.50%
Tier I risk-based capital	98,741	12.08%	59,261	7.250%	65,391	8.00%
Total risk-based capital	108,126	13.23%	75,598	9.250%	81,728	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity Tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity Tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

June 30,
2017

Unused lines of credit	$173,445
Standby letters of credit	12,019
Total commitments	$185,464

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for an initial five year period, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if total annual gross revenues equal or exceed $1.07 billion in a fiscal year. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item 3 is discussed in Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market and Liquidity Risk Management.”

Item 4.                     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCE UNION BANCSHARES, INC.

August 9, 2017	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2017	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)