Form 10-Q
period 2017-09-30
Commerce Union Bancshares, Inc.
filed 2017-11-09
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 8, 2017 was 9,022,226.

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

•	A merger or acquisition, like our merger with Community First, Inc.
•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance, and other aspects of the financial services industry;
•	Our ability to attract, develop, and retain qualified banking professionals;
•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;
•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;
•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;
•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu, or other pandemic illness;
•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;
•	Volatility and disruption in financial, credit, and securities markets;
•	Difficulties encountered in our merger with Community First, Inc. with customers, employees or other business relationships;
•	Risk that integrating Community First, Inc. with and into Commerce Union could be delayed, or substantially more expensive than anticipated;
•	The dilution caused by our issuance of shares to investors in the private placement discussed herein;
•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by the Reliant Bank;
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

PART I – FINANCIAL INFORMATION

Item 1.                   Consolidated Financial Statements (Unaudited).

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$18,277	$23,413
Federal funds sold	669	830
Total cash and cash equivalents	18,946	24,243
Securities available for sale	192,277	146,813
Loans, net	739,738	657,701
Mortgage loans held for sale, net	19,475	11,831
Accrued interest receivable	4,999	3,786
Premises and equipment, net	9,558	9,093
Restricted equity securities, at cost	7,163	7,133
Cash surrender value of life insurance contracts	29,422	24,827
Deferred tax assets, net	2,776	3,437
Goodwill	11,404	11,404
Core deposit intangibles	1,336	1,582
Other assets	4,086	10,134

TOTAL ASSETS	$1,041,180	$911,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$132,058	$134,792
Interest-bearing demand	79,439	85,478
Savings and money market deposit accounts	197,521	183,788
Time	431,430	359,776
Total deposits	840,448	763,834
Accrued interest payable	220	107
Federal funds purchased	-	3,671
Federal Home Loan Bank advances	56,720	32,287
Dividends payable	541	1,711
Other liabilities	5,307	3,455

TOTAL LIABILITIES	903,236	805,065

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	-	-
Common stock, $1 par value; 30,000,000 shares authorized; 9,022,098 and 7,778,309 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	9,022	7,778
Additional paid-in capital	112,202	89,045
Retained earnings	16,821	12,212
Accumulated other comprehensive loss	(101)	(2,116)

TOTAL STOCKHOLDERS’ EQUITY	137,944	106,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,041,180	$911,984

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$9,078	$7,729	$25,193	$24,011
Interest and fees on loans held for sale	211	109	420	663
Interest on investment securities, taxable	179	137	514	589
Interest on investment securities, nontaxable	1,022	578	2,796	1,506
Federal funds sold and other	137	103	381	298

TOTAL INTEREST INCOME	10,627	8,656	29,304	27,067

INTEREST EXPENSE
Deposits
Demand	42	46	131	137
Savings and money market deposit accounts	207	151	557	480
Time	1,117	430	2,663	1,260
Federal Home Loan Bank advances and other	165	194	383	581

TOTAL INTEREST EXPENSE	1,531	821	3,734	2,458

NET INTEREST INCOME	9,096	7,835	25,570	24,609

PROVISION FOR LOAN LOSSES	540	145	1,195	760

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,556	7,690	24,375	23,849

NONINTEREST INCOME
Service charges on deposit accounts	309	320	936	926
Gains on mortgage loans sold, net	1,571	551	2,751	5,675
Gain on securities transactions, net	-	296	59	356
Gain on sale of other real estate	1	145	26	301
Loss on disposal of premises and equipment	(50)	-	(50)	-
Other	256	263	735	673

TOTAL NONINTEREST INCOME	2,087	1,575	4,457	7,931

NONINTEREST EXPENSE
Salaries and employee benefits	4,880	4,017	13,634	14,294
Occupancy	850	767	2,482	2,406
Information technology	732	586	1,924	1,849
Advertising and public relations	81	117	204	542
Audit, legal and consulting	1,046	328	1,647	993
Federal deposit insurance	100	109	320	349
Provision for losses on other real estate	-	17	-	70
Other operating	808	942	2,423	3,044

TOTAL NONINTEREST EXPENSE	8,497	6,883	22,634	23,547

INCOME BEFORE PROVISION FOR INCOME TAXES	2,146	2,382	6,198	8,233

INCOME TAX EXPENSE	306	619	1,005	1,775

CONSOLIDATED NET INCOME	1,840	1,763	5,193	6,458

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	6	605	898	507

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,846	$2,368	$6,091	$6,965

Basic net income attributable to common shareholders, per share	$0.23	$0.31	$0.77	$0.92
Diluted net income attributable to common shareholders, per share	$0.22	$0.30	$0.76	$0.91

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Consolidated net income	$1,840	$1,763	$5,193	$6,458

Other comprehensive income

Net unrealized gains (losses) on available-for-sale securities, net of tax of $257 and $(122) for the three months ended September 30, 2017 and 2016, respectively, and $1,273 and $591 for the nine months ended September 30, 2017 and 2016, respectively	412	(197)	2,051	952

Reclassification adjustment for gains included in net income, net of tax of $(113) for the three months ended September 30, 2016, respectively, and $(23) and $(136) for the nine months ended September 30, 2017 and 2016, respectively	-	(183)	(36)	(220)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	412	(380)	2,015	732

TOTAL COMPREHENSIVE INCOME	$2,252	$1,383	$7,208	$7,190

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL

BALANCE - JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$-	$96,751

Stock based compensation expense	-	-	168	-	-	-	168

Exercise of stock options	461,931	462	4,154	-	-	-	4,616

Restricted stock awards	23,800	23	(23)	-	-	-	-

Restricted stock forfeiture	(2,000)	(2)	2	-	-	-	-

Noncontrolling interest contributions	-	-	-	-	-	507	507

Net income (loss)	-	-	-	6,965	-	(507)	6,458

Other comprehensive income	-	-	-	-	732	-	732

BALANCE - SEPTEMBER 30, 2016	7,763,351	$7,763	$88,821	$11,952	$696	$-	$109,232

BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$-	$106,919

Stock based compensation expense	-	-	412	-	-	-	412

Exercise of stock options	59,739	60	633	-	-	-	693

Restricted stock awards	50,050	50	(50)	-	-	-	-

Restricted stock forfeiture	(3,000)	(3)	3	-	-	-	-

Common stock issuance	1,137,000	1,137	23,877	-	-	-	25,014

Stock issuance costs	-	-	(1,718)	-	-	-	(1,718)

Noncontrolling interest contributions	-	-	-	-	-	898	898

Cash dividend declared to common shareholders ($0.18 per share)	-	-	-	(1,482)	-	-	(1,482)

Net income (loss)	-	-	-	6,091	-	(898)	5,193

Other comprehensive income	-	-	-	-	2,015	-	2,015

BALANCE - SEPTEMBER 30, 2017	9,022,098	$9,022	$112,202	$16,821	$(101)	$-	$137,944

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
OPERATING ACTIVITIES
Consolidated net income	$5,193	$6,458
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	1,195	760
Deferred income tax benefit	(589)	(36)
Loss on disposal of premises and equipment	50	-
Depreciation and amortization of premises and equipment	762	728
Net amortization of securities	1,478	1,117
Net realized gains on sales of securities	(59)	(356)
Gains on mortgage loans sold, net	(2,751)	(5,675)
Stock-based compensation expense	412	168
Realization of deferred gain on other real estate	(26)	(301)
Provision for losses on other real estate	-	70
Increase in cash surrender value of life insurance contracts	(595)	(556)
Mortgage loans originated for resale	(99,485)	(137,667)
Proceeds from sale of mortgage loans	94,592	183,786
Amortization of core deposit intangible	246	267
Change in
Accrued interest receivable	(1,213)	(403)
Other assets	5,701	(736)
Accrued interest payable	113	79
Other liabilities	1,525	2,610

TOTAL ADJUSTMENTS	1,356	43,855

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,549	50,313

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(68,010)	(47,391)
Sales	18,688	20,036
Maturities, prepayments and calls	6,057	8,038
Purchases of restricted equity securities	(30)	(837)
Loan originations and payments, net	(83,232)	(44,458)
Purchase of buildings, leasehold improvements, and equipment	(1,277)	(496)
Proceeds from sale of other real estate	-	1,314
Improvement of other real estate	-	(16)
Purchase of life insurance contracts	(4,000)	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(131,804)	(67,810)

FINANCING ACTIVITIES
Net change in deposits	76,614	19,848
Net change in federal funds purchased	(3,671)	-
Net change in Advances from Federal Home Loan Bank	24,433	8,921
Issuance of common stock	23,989	4,616
Noncontrolling interest contributions received	1,245	-
Cash dividends paid on common stock	(2,652)	(1,489)

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,958	31,896

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,297)	14,399
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,243	20,570
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,946	$34,969

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

(Unaudited)

	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$3,621	$2,379
Taxes	$1,277	$2,537

Non-cash investing and financing activities
Unrealized gain on securities available-for-sale	$3,618	$2,435
Unrealized loss on derivatives	$(353)	$(1,248)
Change in due to/from noncontrolling interest	$898	$507

See accompanying notes to consolidated financial statements

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The consolidated financial statements as of September 30, 2017, and for the three months and nine months ended September 30, 2017 and 2016, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

These consolidated financial statements should be read in conjunction with the Company's 2016 audited consolidated financial statements. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Proposed Merger with Community First, Inc.

On August 22, 2017, Commerce Union Bancshares, Inc. and Reliant Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community First, Inc. and Community First Bank & Trust, Columbia, Tennessee, that provides for the combination of the companies. Under the Merger Agreement, a wholly owned subsidiary of Commerce Union Bancshares, Inc. will merge with and into Community First, Inc. with Community First, Inc. to be the surviving corporation and becoming a wholly owned subsidiary of Commerce Union Bancshares, Inc. (the “Merger”). As soon as reasonably practicable following the Merger and as part of a single integrated transaction, Community First, Inc. will merge with and into Commerce Union Bancshares, Inc. (the “Second Step Merger” and, together with the Merger, collectively, the “Mergers”). The Merger Agreement also contemplates that, immediately following the completion of the Second Step Merger, Community First Bank & Trust, the wholly owned bank subsidiary of Community First, Inc., will merge with and into Reliant Bank, with Reliant Bank as the surviving bank (the “Bank Merger”).

Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, each share of Community First, Inc. common stock (except for specified shares of Community First, Inc. common stock held by Community First, Inc. or Commerce Union Bancshares, Inc. and any dissenting shares) will be converted into the right to receive 0.481 (the “Exchange Ratio”) shares of Commerce Union Bancshares, Inc. common stock. Although the Exchange Ratio is fixed, the market value of the merger consideration will fluctuate with the market price of Commerce Union Bancshares, Inc. common stock and will not be known until the Merger is consummated. As of the date of the Merger Agreement, Community First, Inc. had 5,025,883.87134 shares of common stock issued and outstanding (including shares of restricted stock) and 20,700 outstanding stock options, all of which are, or will be at or prior to the effective time of the Merger, fully vested and exercisable.

Commerce Union Bancshares, Inc. has filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the registration of the shares of Commerce Union Bancshares, Inc. common stock to be issued to Community First, Inc. shareholders in connection with the Merger.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Proposed Merger with Community First, Inc. (Continued)

The Mergers are subject to the satisfaction of customary closing conditions, including obtaining approvals from applicable federal and state banking regulators and the shareholders of Commerce Union Bancshares, Inc. and Community First, Inc. Additionally, the Merger Agreement contains certain termination provisions that may require Community First, Inc. to pay Commerce Union Bancshares, Inc. a termination fee of $2,100,000 under certain specified circumstances, including if Community First, Inc. terminates the Merger Agreement to enter into a definitive agreement for a transaction that its board of directors has determined is superior to the Merger. Commerce Union Bancshares Inc. may also have to pay a termination fee of $2,100,000 in certain circumstances, as set forth in the registration statement filed on Form S-4, and in the Merger Agreement thereto.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$591	$-	$(5)	$586
State and municipal	164,968	1,989	(1,710)	165,247
Corporate bonds	1,500	8	(13)	1,495
Mortgage backed securities	21,456	70	(77)	21,449
Time deposits	3,500	-	-	3,500

Total	$192,015	$2,067	$(1,805)	$192,277

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$1,909	$4	$(5)	$1,908
State and municipal	122,813	446	(3,625)	119,634
Corporate bonds	2,000	8	(21)	1,987
Mortgage backed securities	20,197	11	(174)	20,034
Time deposits	3,250	-	-	3,250

Total	$150,169	$469	$(3,825)	$146,813

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount of $78,520 and $36,292, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at September 30, 2017 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$3,655	$3,657
Due in one to five years	13,488	13,584
Due in five to ten years	10,234	10,391
Due after ten years	143,182	143,196
Mortgage backed securities	21,456	21,449

Total	$192,015	$192,277

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$493	$5	$-	$-	$493	$5
State and municipal	43,122	609	23,994	1,101	67,116	1,710
Corporate bonds	-	-	487	13	487	13
Mortgage backed securities	2,131	18	3,183	59	5,314	77

Total temporarily impaired	$45,746	$632	$27,664	$1,173	$73,410	$1,805

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 117 and 193 securities in an unrealized loss position as of September 30, 2017 and December 31, 2016, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2017 and December 31, 2016 were comprised as follows:

	September 30, 2017	December 31, 2016
Commerical, Industrial and Agricultural	$138,648	$134,404
Real Estate
1-4 Family Residential	100,655	113,031
1-4 Family HELOC	79,195	57,460
Multi-family and Commercial	258,168	215,639
Construction, Land Development and Farmland	141,581	115,889
Consumer	16,386	17,240
Other	15,048	13,745
	749,681	667,408
Less
Deferred loan fees	320	625
Allowance for possible loan losses	9,623	9,082

Loans, net	$739,738	$657,701

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(941)	-	-	(15)
Recoveries	306	-	5	-
Provision	872	363	356	(296)
Ending balance	$2,675	$3,094	$2,147	$867

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	-	(30)	-	(986)
Recoveries	19	2	-	332
Provision	(110)	9	1	1,195
Ending balance	$613	$189	$38	$9,623

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2016:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(84)	-	-	(25)
Recoveries	250	3	5	66
Provision	(109)	84	816	(97)
Ending balance	$2,255	$2,678	$1,715	$1,158

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	-	-	(19)	(128)
Recoveries	9	13	-	346
Provision	26	16	24	760
Ending balance	$734	$221	$40	$8,801

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$526	$-	$17	$26
Acquired with credit impairment	4	-	-	-
Collectively evaluated for impairment	2,145	3,094	2,130	841
Total	$2,675	$3,094	$2,147	$867
Loans
Individually evaluated for impairment	$4,643	$1,953	$3,268	$2,574
Acquired with credit impairment	281	1,161	1,432	47
Collectively evaluated for impairment	133,724	255,054	136,881	98,034
Total	$138,648	$258,168	$141,581	$100,655

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$569
Acquired with credit impairment	-	-	-	4
Collectively evaluated for impairment	613	189	38	9,050
Total	$613	$189	$38	$9,623
Loans
Individually evaluated for impairment	$273	$-	$-	$12,711
Acquired with credit impairment	17	-	-	2,938
Collectively evaluated for impairment	78,905	16,386	15,048	734,032
Total	$79,195	$16,386	$15,048	$749,681

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Non-accrual loans by class of loan were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$2,460	$3,062
Multi-family and Commercial Real Estate	-	636
Construction, Land Development and Farmland	1,898	730
1-4 Family Residential Real Estate	592	344
1-4 Family HELOC	-	862
Total	$4,950	$5,634

Performing non-accrual loans totaled $1,133 and $2,799 at September 30, 2017 and December 31, 2016, respectively.

Individually impaired loans by class of loans were as follows at September 30, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$5,438	$3,396	$1,529	$4,925	$530
Multi-family and Commercial Real Estate	3,479	3,114	-	3,114	-
Construction, Land Development and Farmland	4,788	4,463	236	4,699	17
1-4 Family Residential Real Estate	3,325	2,595	26	2,621	26
1-4 Family HELOC	309	290	-	290	-

Total	$17,339	$13,858	$1,791	$15,649	$573

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,383	$3,924	$1,780	$5,704	$753
Multi-family and Commercial Real Estate	5,666	2,914	1,974	4,888	-
Construction, Land Development and Farmland	4,124	3,854	171	4,025	17
1-4 Family Residential Real Estate	2,422	2,034	27	2,061	27
1-4 Family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,904	$4,269	$18,173	$859

The average balances of impaired loans for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Commercial, Industrial and Agricultural	$5,550	$6,143
Multi-family and Commercial Real Estate	4,403	6,074
Construction, Land Development and Farmland	4,319	3,047
1-4 Family Residential Real Estate	2,225	2,879
1-4 Family HELOC	957	1,944
Total	$17,454	$20,087

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at September 30, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$134,802	$5	$3,841	$138,648
1-4 Family Residential Real Estate	96,681	1,400	2,574	100,655
1-4 Family HELOC	78,922	-	273	79,195
Multi-family and Commercial Real Estate	256,215	-	1,953	258,168
Construction, Land Development and Farmland	137,180	1,368	3,033	141,581
Consumer	16,386	-	-	16,386
Other	15,048	-	-	15,048
Total	$735,234	$2,773	$11,674	$749,681

Credit quality indicators by class of loan were as follows at December 31, 2016:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$129,880	$-	$4,524	$134,404
1-4 Family Residential Real Estate	109,592	1,427	2,012	113,031
1-4 Family HELOC	55,981	-	1,479	57,460
Multi-family and Commercial Real Estate	211,938	-	3,701	215,639
Construction, Land Development and Farmland	111,663	1,767	2,459	115,889
Consumer	17,240	-	-	17,240
Other	13,745	-	-	13,745
Total	$650,039	$3,194	$14,175	$667,408

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due status by class of loan was as follows at September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$71	$-	$1,859	$1,930	$136,718	$138,648
1-4 Family Residential Real Estate	688	-	257	945	99,710	100,655
1-4 Family HELOC	17	-	-	17	79,178	79,195
Multi-family and Commercial Real Estate	70	-	-	70	258,098	258,168
Construction, Land Development and Farmland	213	338	1,899	2,450	139,131	141,581
Consumer	21	-	-	21	16,365	16,386
Other	-	-	-	-	15,048	15,048
Total	$1,080	$338	$4,015	$5,433	$744,248	$749,681

Past due status by class of loan was as follows at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$207	$1,586	$375	$2,168	$132,236	$134,404
1-4 Family Residential Real Estate	7	-	286	293	112,738	113,031
1-4 Family HELOC	-	-	-	-	57,460	57,460
Multi-family and Commercial Real Estate	-	-	-	-	215,639	215,639
Construction, Land Development and Farmland	58	-	730	788	115,101	115,889
Consumer	193	-	-	193	17,047	17,240
Other	-	-	-	-	13,745	13,745
Total	$465	$1,586	$1,391	$3,442	$663,966	$667,408

There was a loan totaling $200 past due 90 days or more and still accruing interest at September 30, 2017. There were no loans past due 90 days or more still accruing interest at December 31, 2016.

During the nine months ended September 30, 2017, two loans totaling $428 were modified in a troubled debt restructuring. One modification consisted of a partial charge off, totaling $470, and a payment restructure with the modification having no effect on interest income. The other modification consisted of a temporary reduction in required monthly payments and had no effect on the allowance for loan losses or interest income.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial, Industrial and Agricultural	$305	$385
Multi-family and Commercial Real Estate	1,232	3,321
Construction, Land Development and Farmland	1,510	1,569
1-4 Family Residential Real Estate	48	92
1-4 Family HELOC	36	36
Total outstanding balance	3,131	5,403
Less remaining purchase discount	193	635
Allowance for loan losses	4	6
Carrying amount, net of allowance	$2,934	$4,762

During the three months ended September 30, 2017, there was a $2 reduction in the allowance for loan losses related to purchased credit impaired loans. During the nine months ended September 30, 2017, there was no change in the allowance for loan losses related to purchased credit impaired loans.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for each quarter ended September 30, 2017:

Balance at January 1, 2017	$87
Accretion income	(18)
Balance at March 31, 2017	69
Accretion income	(17)
Balance at June 30, 2017	52
Accretion income	(33)
Balance at September 30, 2017	$19

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

There were no changes in valuation methodologies used during the nine months ended September 30, 2017.

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Assets
U. S. Treasury and other U. S. government agencies	$586	$-	$586	$-
State and municipal	165,247	-	165,247	-
Corporate bonds	1,495	-	1,495	-
Mortgage backed securities	21,449	-	21,449	-
Time deposits	3,500	3,500	-	-
Interest rate swap	23	-	23	-

Liabilities
Interest rate swap	$448	$-	$448	$-

December 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,908	$-	$1,908	$-
State and municipal	119,634	-	119,634	-
Corporate bonds	1,987	-	1,987	-
Mortgage backed securities	20,034	-	20,034	-
Time deposits	3,250	3,250	-	-
Interest rate swap	195	-	195	-

Liabilities
Interest rate swap	$267	$-	$267	$-

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Assets
Impaired loans	$1,218	$-	$-	$1,218

December 31, 2016
Assets
Impaired loans	$3,410	$-	$-	$3,410
Mortgage loans held for sale	11,831	-	11,831	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2017 and December 31, 2016:

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

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at September 30, 2017 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$18,277	$18,277	$18,277	$-	$-
Federal funds sold	669	669	-	669	-
Loans, net	739,738	739,783	-	-	739,783
Mortgage loans held for sale	19,475	19,479	-	19,479	-
Accrued interest receivable	4,999	4,999	-	4,999	-
Restricted equity securities	7,163	7,163	-	7,163	-
Financial liabilities
Deposits	840,448	840,055	-	-	840,055
Accrued interest payable	220	220	-	220	-
Federal Home Loan Bank advances	56,720	56,792	-	56,792	-

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2016 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$23,413	$23,413	$23,413	$-	$-
Federal funds sold	830	830	-	830	-
Loans, net	657,701	658,130	-	-	658,130
Accrued interest receivable	3,786	3,786	-	3,786	-
Restricted equity securities	7,133	7,133	-	7,133	-
Financial liabilities
Deposits	763,834	763,174	-	-	763,174
Accrued interest payable	107	107	-	107	-
Federal funds purchased	3,671	3,671	-	3,671	-
Federal Home Loan Bank advances	32,287	32,444	-	32,444	-

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

A summary of the activity in the stock option plans for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2017	241,541	$12.96
Granted	15,500	24.24
Exercised	(59,739)	11.60
Forfeited or expired	(11,800)	13.75
Outstanding at September 30, 2017	185,502	14.29	5.85	$1,673
Exercisable at September 30, 2017	107,802	12.68	3.92	$1,132

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2017	96,600	$3.36
Granted	15,500	6.66
Vested	(22,600)	3.12
Forfeited	(11,800)	3.02
Non-vested options at September 30, 2017	77,700	4.14

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 5 - STOCK-BASED COMPENSATION

At September 30, 2017, the unrecognized future compensation expense to be recognized for stock compensation totals $1,569.

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Actual and required capital amounts and ratios are presented below as of September 30, 2017 and December 31, 2016.

			Minimum Required		To Be Well
	Actual		Capital Including		Capitalized Under
	Regulatory		Capital Conservation		Prompt Corrective
	Capital		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Company
Tier I leverage	$125,572	12.58%	$39,928	4.000%	$49,909	5.00%
Common equity tier 1	125,572	14.72%	49,052	5.750%	55,450	6.50%
Tier I risk-based capital	125,572	14.72%	61,848	7.250%	68,246	8.00%
Total risk-based capital	135,195	15.85%	78,899	9.250%	85,297	10.00%

Bank
Tier I leverage	$121,715	12.20%	$39,907	4.000%	$49,883	5.00%
Common equity tier 1	121,715	14.29%	48,976	5.750%	55,364	6.50%
Tier I risk-based capital	121,715	14.29%	61,752	7.250%	68,140	8.00%
Total risk-based capital	131,338	15.42%	78,786	9.250%	85,174	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic EPS Computation
Net income attributable to common shareholders	$1,846	$2,368	$6,091	$6,965
Weighted average common shares outstanding	8,174,973	7,651,549	7,878,760	7,542,573
Basic earnings per common share	$0.23	$0.31	$0.77	$0.92
Diluted EPS Computation
Net income attributable to common shareholders	$1,846	$2,368	$6,091	$6,965
Weighted average common shares outstanding	8,174,973	7,651,549	7,878,760	7,542,573
Dilutive effect of stock options and restricted shares	105,885	117,243	95,587	97,674
Adjusted weighted average common shares outstanding	8,280,858	7,768,792	7,974,347	7,640,247
Diluted earnings per common share	$0.22	$0.30	$0.76	$0.91

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended
	September 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$8,924	$172	$-	$9,096
Provision for loan losses	540	-	-	540
Noninterest income	516	1,584	(13)	2,087
Noninterest expense	6,748	1,749	-	8,497
Income tax expense (benefit)	306	-	-	306
Net income (loss)	1,846	7	(13)	1,840
Noncontrolling interest in net loss of subsidiary	-	(7)	13	6
Net income attributable to common shareholders	$1,846	$-	$-	$1,846

	Three Months Ended
	September 30, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$7,750	$85	$-	$7,835
Provision for loan losses	145	-	-	145
Noninterest income	1,024	551	-	1,575
Noninterest expense	5,600	1,283	-	6,883
Income tax expense (benefit)	661	(42)	-	619
Net income (loss)	2,368	(605)	-	1,763
Noncontrolling interest in net loss of subsidiary	-	605	-	605
Net income attributable to common shareholders	$2,368	$-	$-	$2,368

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands except per share amounts)

NOTE 8 - SEGMENT REPORTING (CONTINUED)

	Nine Months Ended
	September 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$25,224	$346	$-	$25,570
Provision for loan losses	1,195	-	-	1,195
Noninterest income	1,704	2,851	(98)	4,457
Noninterest expense	18,581	4,053	-	22,634
Income tax expense	1,061	(56)	-	1,005
Net income (loss)	6,091	(800)	(98)	5,193
Noncontrolling interest in net loss of subsidiary	-	800	98	898
Net income attributable to common shareholders	$6,091	$-	$-	$6,091

	Nine Months Ended
	September 30, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$24,082	$527	$-	$24,609
Provision for loan losses	760	-	-	760
Noninterest income	2,253	5,678	-	7,931
Noninterest expense	16,800	6,747	-	23,547
Income tax expense	1,810	(35)	-	1,775
Net income	6,965	(507)	-	6,458
Noncontrolling interest in net income of subsidiary	-	507	-	507
Net income attributable to common shareholders	$6,965	$-	$-	$6,965

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The total notional amount of swap agreements was $21,505 at September 30, 2017 and December 31, 2016. At September 30, 2017, the contracts had fair values totaling $23 recorded in other assets and $448 recorded in other liabilities. At December 31, 2016, the contracts had fair values totaling $195 recorded in other assets and $267 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At September 30, 2017, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 10 – INCOME TAXES

Income tax expense totaled $306 and $1,005 for the three and nine months ended September 30, 2017 as compared to $619 and $1,775 in the comparative periods in 2016. The tax rate was favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the exercise of stock options and the addition of certain state tax credits on interest-free loans.

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

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 became effective on January 1, 2017 with early adoption permitted. The Company elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of $82 and $181 related to the exercise of stock options during the three months and nine months ended September 30, 2017, respectively and $106 and $531 for the corresponding periods in 2016.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective beginning on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a significant impact on the consolidated financial statements.

COMMERCE UNION BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following section the term “Company” means “Commerce Union Bancshares, Inc.” and the term “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 10-K filed March 14, 2017. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

During 2011, the Bank and another entity organized Reliant Mortgage Ventures. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of September 30, 2017, the cumulative losses to date totaled $4,197 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Earnings

Net income attributable to common shareholders amounted to $1,846 and $6,091, or $0.23 and $0.77 per basic share for the three and nine months ended September 30, 2017, respectively, compared to $2,368 and $6,965, or $0.31 and $0.92 per basic share for the same periods in 2016. Diluted net income attributable to shareholders per share was $0.22 and $0.30 per share and $0.76 and $0.91 per diluted share for the three and nine months ended September 30, 2017, compared to 2016, respectively. The major components contributing to the decline in income per share from the prior-year discussed further below include the private offering of 1,137,000 shares, the increase in audit, legal and consulting expenses relating to the merger with Community First Inc., the increase in provision for loan loss and somewhat offset by an increase in net interest income and a decline in income taxes. Our earnings per share declined with the change in earnings and the greater number of average shares outstanding due to the exercise of Company stock options and the private offering.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2017, and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$727,453	4.78	$8,588	$649,778	4.57	$7,277	$947	$364	$1,311
Loan fees	-	0.27	490	-	0.28	452	38	-	38
Loans with fees	727,453	5.05	9,078	649,778	4.85	7,729	985	364	1,349
Mortgage loans held for sale	18,333	4.57	211	12,804	3.39	109	56	46	102
Deposits with banks	14,451	0.88	32	20,439	0.37	19	(34)	47	13
Investment securities - taxable	30,212	2.35	179	33,512	1.63	137	(81)	123	42
Investment securities - tax-exempt	157,718	3.99	1,022	111,448	3.33	578	300	144	444
Fed funds sold and other	7,557	5.51	105	8,506	3.93	84	(53)	74	21
Total earning assets	955,724	4.72	10,627	836,487	4.37	8,656	1,173	798	1,971
Nonearning assets	54,812			48,640
Total Assets	$1,010,536			$885,127
Interest bearing liabilities
Interest bearing demand	81,629	0.20	42	89,572	0.20	46	(4)	-	(4)
Savings and money market	205,463	0.40	207	179,816	0.33	151	23	33	56
Time deposits - retail	329,203	1.02	845	143,344	0.73	262	446	137	583
Time deposits - wholesale	90,222	1.20	272	94,239	0.71	168	(48)	152	104
Total interest bearing deposits	706,517	0.77	1,366	506,971	0.49	627	417	322	739
Federal Home Loan Bank advances	46,910	1.40	165	132,876	0.58	194	(694)	665	(29)
Total interest-bearing liabilities	753,427	0.81	1,531	639,847	0.51	821	(277)	987	710
Net interest rate spread (%) / Net Interest Income ($)		3.91	$9,096		3.86	$7,835	$1,450	$(189)	$1,261
Non-interest bearing deposits	133,108	(0.13)		134,343	(0.09)
Other non-interest bearing liabilities	4,574			4,159
Stockholder's equity	119,427			106,778
Total liabilities and stockholders' equity	$1,010,536			$885,127
Cost of funds		0.68			0.42
Net interest margin		4.08			3.98

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$701,362	4.61	$23,652	$635,055	4.87	$22,603	$2,879	$(1,830)	$1,049
Loan fees	-	0.29	1,541	-	0.30	1,408	133	-	133
Loans with fees	701,362	4.90	25,193	635,055	5.17	24,011	3,012	(1,830)	1,182
Mortgage loans held for sale	13,310	4.22	420	24,351	3.64	663	(389)	146	(243)
Deposits with banks	15,177	0.71	81	20,646	0.35	54	(25)	52	27
Investment securities - taxable	32,355	2.12	514	43,840	1.79	589	(214)	139	(75)
Investment securities - tax-exempt	145,412	4.01	2,796	98,560	3.33	1,506	902	388	1,290
Fed funds sold and other	7,787	5.15	300	7,447	4.38	244	12	44	56
Total earning assets	915,403	4.58	29,304	829,899	4.60	27,067	3,298	(1,061)	2,237
Nonearning assets	54,240			49,350
Total Assets	$969,643			$879,249
Interest bearing liabilities
Interest bearing demand	84,307	0.21	131	89,604	0.20	137	(13)	7	(6)
Savings and money market	200,304	0.37	557	188,387	0.34	480	32	45	77
Time deposits - retail	308,911	0.86	1,994	142,602	0.70	747	1,043	204	1,247
Time deposits - wholesale	87,105	1.03	669	105,188	0.65	513	(147)	303	156
Total interest bearing deposits	680,627	0.66	3,351	525,781	0.48	1,877	915	559	1,474
Federal Home Loan Bank advances and other	41,132	1.24	383	121,999	0.64	581	(689)	491	(198)
Total interest-bearing liabilities	721,759	0.69	3,734	647,780	0.51	2,458	226	1,050	1,276
Net interest rate spread (%) / Net Interest Income ($)		3.89	$25,570		4.09	$24,609	$3,072	$(2,111)	$961
Non-interest bearing deposits	132,406	(0.11)		123,526	(0.08)
Other non-interest bearing liabilities	3,548			4,846
Stockholder's equity	111,930			103,097
Total liabilities and stockholders' equity	$969,643			$879,249
Cost of funds		0.58			0.43
Net interest margin		4.04			4.20

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

Analysis—For the three and nine months ended September 30, 2017, we recorded net interest income of approximately $9.1 million and $25.6 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.08% and 4.04% respectively. For the three and nine months ended September 30, 2016, we recorded net interest income of approximately $7.8 million and $24.6 million, respectively, which resulted in a net interest margin of 3.98% and 4.20%, respectively. For the three months ended September 30, 2017 and 2016, our net interest spread was 3.91% and 3.86%, respectively. For the nine months ended September 30, 2017 and 2016, our net interest spread was 3.89% and 4.09%, respectively. The main factor contributing to the increase in our net interest income was our earning asset growth outpacing our interest-bearing liability growth for the periods presented. Additionally, net interest income for the three and nine months ended September 30, 2017 was impacted by the recognition of income from the remaining purchase discount of $354 on a purchase-credit impaired loan that paid in full during the third quarter of 2017 compared to a similar $619 recognition of income for the nine months ended September 30, 2016.

Our year-over-year average loan volume increased by approximately 10.4% from the first nine months of 2016 to the first nine months of 2017. Our combined loan and loan fee yield decreased from 5.17% to 4.90% for the first nine months of 2016 compared to 2017, respectively, while our combined loan and loan fee yield increased from 4.85% to 5.05% for the three months ended September 30, 2016 to 2017, respectively. The increased yield for the three months ended September 30, 2017 is attributable to the recognition of income from the remaining purchase discount of $354 on a purchase-credit impaired loan that paid in full during the third quarter of 2017.

Our yield on tax-exempt investments increased to 3.99% and 4.01%, respectively, for the three and nine months ended September 30, 2017, from 3.33% for the same periods in 2016. Our year-over-year average tax-exempt investment volume increased by approximately 41.5% and 47.5% from the first three and nine months of 2016 compared to the same periods in 2017. Our year-over-year average taxable securities volume decreased by 9.9% and 26.2% from the first three and nine months of 2016 compared to the same periods in 2017. We have continued to add volume to our investment portfolio. A portion of the earnings growth in the tax-exempt investment portfolio related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter 2017 and additional strategies that were implemented in 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Our cost of funds increased from 0.43% to 0.58% for the nine months ended September 30, 2016 compared to the same period in 2017. Our cost of funds increased from 0.42% to 0.68% for the three months ended September 30, 2016 compared to the same period in 2017. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances. We experienced a 7.2% increase and a 0.9% decrease in our average non-interest bearing deposits from the nine and three months ended September 30, 2016, respectively.

We continue to deploy various asset and liability management strategies to manage our risk relating to interest rate fluctuations. We believe margin expansion over both the short and the long term will be challenging primarily due to continued pressure on loan yields in our competitive markets as well as recent and anticipated increases in short term interest rates. Any increases in short-term market interest rates would be expected to increase our interest income on variable-rate loans, certain investments and interest rate swaps but may be offset by an increase in our cost of funds that is somewhat dependent on short-term interest rates.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2017. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $540 and $1,195, for the three and nine months ended September 30, 2017, respectively, compared to $145 and $760, for loan losses recorded for the three and nine months ended September 30, 2016, respectively. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2017, and 2016 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$309	$320	$(11)	-3.4%
Securities gains (losses), net	-	296	(296)	-100.0%
Gains on mortgage loans sold, net	1,571	551	1,020	185.1%
Gain (loss) on sale of other real estate	1	145	(144)	-99.3%
Loss on disposal of premises and equipment	(50)	-	(50)	-100.0%
Other noninterest income:
Bank-owned life insurance	219	194	25	12.9%
Brokerage revenue	16	40	(24)	-60.0%
Miscellaneous noninterest income (expense), net	21	29	(8)	-27.6%
Total other non-interest income	256	263	(7)	-2.7%
Total non-interest income	$2,087	$1,575	$512	32.5%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$936	$926	$10	1.1%
Securities gains (losses), net	59	356	(297)	-83.4%
Gains on mortgage loans sold, net	2,751	5,675	(2,924)	-51.5%
Gain (loss) on sale of other real estate	26	301	(275)	-91.4%
Loss on disposal of premises and equipment	(50)	-	(50)	-100.0%
Other noninterest income:
Bank-owned life insurance	595	557	38	6.8%
Brokerage revenue	70	67	3	4.5%
Rental income	-	2	(2)	-100.0%
Miscellaneous noninterest income (expense), net	70	47	23	48.9%
Total other non-interest income	735	673	62	9.2%
Total non-interest income	$4,457	$7,931	$(3,474)	-43.8%

The most significant reason for the changes in total non-interest income during the three and nine months ended September 30, 2017 compared to the same periods in 2016 is the fluctuation in gains on mortgage loans sold, net. This and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have remained generally flat and mainly reflect customer growth trends but have also been impacted by changes in our fee structures.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the nine months ended September 30, 2017, the Company sold securities classified as available for sale totaling $18,688 for gains of $59. During the nine months ended September 30, 2016, the Company sold securities classified as available for sale totaling $20,036, including $18,978 sold during the third quarter of 2016. The Company recognized a gain on sales of securities classified as available for sale of $296 and $356 for the three and nine months ended September 30, 2016, respectively.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of the venture’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,571 and $2,751 for the three and nine months ended September 30, 2017, compared to $551 and $5,675 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer. We completed the transition to dispose a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during the nine months ended September 30, 2017 was impacted by the transition. The increase in gains on mortgage loans sold during the three months ended September 30, 2017 was influenced by our new first-lien HELOC program.

During the three and nine months ended September 30, 2017, we recognized a gain of $1 and $26, respectively, due to the recognition of a previously deferred gain from a payoff of a loan compared to a gain of $145 and $301 in the same periods in 2016 for similar transactions.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $219 and $595 for the three and nine months ended September 30, 2017, compared to $194 and $557 for the same periods in, 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. An additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies in June 2017.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented. There were no foreclosed properties on our balance sheet or rent received during the three or nine months ended September 30, 2017.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$4,880	$4,017	$863	21.5%
Occupancy	850	767	83	10.8%
Information technology	732	586	146	24.9%
Advertising and public relations	81	117	(36)	-30.8%
Audit, legal and consulting	1,046	328	718	218.9%
Federal deposit insurance	100	109	(9)	-8.3%
Provision for losses on other real estate	-	17	(17)	-100.0%
Other operating	808	942	(134)	-14.2%
Total non-interest expense	$8,497	$6,883	$1,614	23.4%

	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$13,634	$14,294	$(660)	-4.6%
Occupancy	2,482	2,406	76	3.2%
Information technology	1,924	1,849	75	4.1%
Advertising and public relations	204	542	(338)	-62.4%
Audit, legal and consulting	1,647	993	654	65.9%
Federal deposit insurance	320	349	(29)	-8.3%
Provision for losses on other real estate	-	70	(70)	-100.0%
Other operating	2,423	3,044	(621)	-20.4%
Total non-interest expense	$22,634	$23,547	$(913)	-3.9%

The most significant reasons for the increase in total non-interest expense of $1,614 or 23.4% for the three months ended September 30, 2017 is due to the increase in audit, legal and consulting expenses and the increase in salaries and employee benefits. The most significant reason for the decline in total non-interest expense of $913 or 3.9% for the nine months ended September 30, 2017 is due to the decrease in salary and employee benefits when compared to the same period in 2016. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $863 or 21.5% for the three months ended September 30, 2017 compared to the same period in 2016. This increase is attributable to the staffing of the Green Hills branch, the Chattanooga loan and deposit production office, and other strategic hires. For the nine months ended September 30, 2017 compared to the same period in 2016, salaries and employee benefits decreased by $660 or 4.6%. The decline is mainly attributable to the decrease in employee related expenses of the mortgage operations resulting from the transition of a majority of our out-of-market mortgage loan production offices during the second quarter of 2016 and was partially offset by staffing previously mentioned.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $83 and $76 during the three and nine months ended September 30, 2017 when compared to the same period in 2016 due to the full quarter of depreciation for our new Green Hills location and a full quarter of depreciation and lease expense for our new Chattanooga location that opened in the first quarter of 2017 and the related depreciation for our new Mortgage office in Brentwood which opened in the second quarter of 2017.

Information technology costs increased by $146 and $75 or 24.9% and 4.1% when comparing the three and nine months ended September 30, 2017 to the comparable periods in 2016. These fluctuations are mainly attributable to the timing of project related activities.

Advertising and public relations costs decreased when comparing the three and nine months ended September 30, 2017 to the same periods in 2016, by $36 and $338, respectively. The decrease was substantially attributable to a decline in our direct-mail advertising and related consultation expenditures and partially offset by the recently completed marketing campaign to increase core deposits. Additional customer acquisition strategies are being evaluated by the Company.

Audit, legal and consulting costs increased by $718 and $654, respectively, or 218.9% and 65.9% when comparing the three and nine months ended September 30, 2017 to the same periods in 2016. This increase is mainly attributable to the $562 of merger related expenses in the third quarter of 2017.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased by $9 and $29, respectively for three and nine months ended September 30, 2017, compared to the same periods in 2016. This decrease is primarily the result of a reduction in the applicable rate which was partially offset by the increase in average liabilities.

We recorded a provision for losses on other real estate of $17 and $70 during the three and nine months ended September 30, 2016, respectively compared to no provision during the three and nine months ended September 30, 2017. As of September 30, 2017, the Company has no properties held in the other real estate portfolio.

Other operating expenses decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016 mainly due to decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank, and the reversal of the lower of cost or market adjustment for loans held for sale during the nine months ended September 30, 2017.

Income Taxes

During the three and nine months ended September 30, 2017, we recorded consolidated income tax expense of $306 and $1,005, respectively, compared to $619 and $1,775, respectively, for the three and nine months ended September 30, 2016. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to Bank shareholders for the three and nine months ended September 30, 2017, reflects an effective income tax rate of 14.2% and 14.8%, respectively, (exclusive of a tax benefit from our mortgage banking operations of $0 and $56 on pre-tax gains (losses) of $7 and $(856) prior to intercompany eliminations), compared to 21.8% and 20.6% (exclusive of tax benefit of $42 and $35 on pre-tax losses of $647 and $542 from our mortgage banking operations for the comparable periods of 2016). Our tax rate for the three and nine months ended September 30, 2017, was favorably influenced by tax credits related to interest-free loans originated in the second quarter of 2016, an increase in income earned on tax-exempt investment securities, certain federal and state tax credits, and benefits relating to the exercise of Company stock options.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net income of $7 and a net loss of $800, respectively prior to intercompany eliminations, for the three and nine months ended September 30, 2017 compared to net loss of $605 and $507, for the same periods in 2016. The increase in income for the three months ended September 30, 2017 when compared to the same period in 2016 results from their increased production volume from our first-lien HELOC program. The decrease in income for the nine months ended September 30, 2017 when compared to the same period in 2016 results from the transition of most of its out-of-market mortgage offices to another bank. These amounts are included in our consolidated results. Also, see Note 8 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets were $1,041,180 at September 30, 2017 and $911,984 at December 31, 2016. Our assets increased by 14.2% from December 31, 2016 to September 30, 2017. The increase was substantially attributable to the growth in loans and investments during the period of $82.0 million, or 12.5% and $45.5 million or 31.0%, respectively discussed further below. Other increases include mortgage loans held for sale of $7.6 million or 64.6% and cash surrender value of life insurance contracts of $4.6 million or 18.5%. These increases were partially offset by the decline of cash and cash equivalents by $5.3 million or 21.8%. The Company’s total liabilities were $903,236 at September 30, 2017 and $805,065 at December 31, 2016, an increase of 12.2%. The increase in liabilities from December 31, 2016 to September 30, 2017, was substantially attributable to an increase in deposits and Federal Home Loan Bank advances of $76.6 million or 10.0% and $24.4 million or 75.7%, respectively, during the period. This increase was partially offset by a decrease in federal funds purchased of $3.7 million. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets. Our Chattanooga team as well as the lending staff in our new full-service branch in Green Hills opened in the first quarter of 2017 are expected to help us towards our goal of obtaining quality loan growth. Total loans, net, at September 30, 2017, and December 31, 2016, were $739,738 and $657,701, respectively. This represented an increase of 12.5% from December 31, 2016 to September 30, 2017.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	September 30,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent

Commerical, Industrial and Agricultural	$138,648	18.5%	$134,404	20.1%
Real estate:
1-4 Family Residential	100,655	13.4%	113,031	16.9%
1-4 Family HELOC	79,195	10.6%	57,460	8.6%
Multifamily and Commercial	258,168	34.4%	215,639	32.3%
Construction, Land Development and Farmland	141,581	18.9%	115,889	17.4%
Consumer	16,386	2.2%	17,240	2.6%
Other	15,048	2.0%	13,745	2.1%
	749,681	100.0%	667,408	100.0%
Less:
Deferred loan fees	320		625
Allowance for possible loan losses	9,623		9,082

Loans, net	$739,738		$657,701

The table below provides a summary of PCI loans as of September 30, 2017:

September 30,
2017

Commerical, Industrial and Agricultural	$305
Real estate:
1-4 Family Residential	48
1-4 Family HELOC	36
Multifamily and Commercial	1,232
Construction, Land Development and Farmland	1,510
Consumer	-
Other	-
Total gross PCI loans	3,131
Less:
Remaining purchase discount	193
Allowance for possible loan losses	4

Loans, net	$2,934

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $138,648 at September 30, 2017, increased 3.2% compared to $134,404 at December 31, 2016.

Real estate loans comprised 77.3% of the loan portfolio at September 30, 2017. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company decreased the residential portfolio from December 31, 2016 to September 30, 2017. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $258,168 at September 30, 2017, increased 19.7% compared to the $215,639 held as of December 31, 2016. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending increased during 2016 and into the first nine months of 2017, based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a decrease from December 31, 2016, to September 30, 2017, of 5.0%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and were minimal for the periods presented. Our other loans experienced an increase of 9.5% from December 31, 2016 to September 30, 2017.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2017, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total

Gross loans	$284,604	$267,591	$197,486	$749,681

Fixed interest rate				$509,603
Variable interest rate				240,078
Total				$749,681

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

At September 30, 2017, the allowance for loan losses was $9,623 compared to $9,082 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.28% at September 30, 2017 compared to 1.36% at December 31, 2016. The allowance was adjusted downward as a percent of total loans from December 31, 2016 to September 30, 2017. The increase in our allowance for loan losses is directly attributable to our loan growth and offset by our net charge offs and recoveries.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	September 30,	September 30,
	2017	2016

Beginning Balance, January 1	$9,082	$7,823
Loans charged off:
Commerical, Industrial and Agricultural	(941)	(84)
Real estate:
1-4 Family Residential	(15)	(25)
1-4 Family HELOC	-	-
Multifamily and Commercial	-	-
Construction, Land Development and Farmland	-	-
Consumer	(30)	-
Other	-	(19)
Total loans charged off	(986)	(128)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	306	250
Real estate:
1-4 Family Residential	-	66
1-4 Family HELOC	19	9
Multifamily and Commercial	-	3
Construction, Land Development and Farmland	5	5
Consumer	2	13
Other	-	-
Total loan recoveries	332	346
Net recoveries (charge-offs)	(654)	218
Provision for loan losses	1,195	760
Total allowance at end of period	$9,623	$8,801
Gross loans at end of period (1)	$749,681	$662,079
Average gross loans (1)	$701,362	$635,055
Allowance to total loans	1.28%	1.33%
Net charge offs to average loans (annualized)	0.12%	-0.05%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30,			December 31,
	2017			2016
		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans

Commerical, Industrial and Agricultural	$2,675	27.8%	18.5%	$2,438	26.8%	20.1%
Real estate:
1-4 Family Residential	867	9.0%	13.4%	1,178	13.0%	16.9%
1-4 Family HELOC	613	6.4%	10.6%	704	7.8%	8.6%
Multifamily and Commercial	3,094	32.2%	34.4%	2,731	30.1%	32.3%
Construction, Land Development and Farmland	2,147	22.3%	18.9%	1,786	19.7%	17.4%
Consumer	189	2.0%	2.2%	208	2.3%	2.6%
Other	38	0.3%	2.0%	37	0.5%	2.1%
	$9,623	100.0%	100.0%	$9,082	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	September 30,	December 31,
	2017	2016

Non-accrual loans	$4,950	$5,634
Past due loans 90 days or more and still accruing interest	200	-
Restructured loans	2,204	2,953
Total non-performing loans	7,354	8,587
Foreclosed real estate ("OREO")	-	-
Total non-performing assets	$7,354	$8,587
Total non-performing loans as a percentage of total loans	0.98%	1.29%
Total non-performing assets as a percentage of total assets	0.71%	0.94%
Allowance for loan losses as a percentage of non-performing loans	130.85%	105.76%

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

Securities are a significant component of the Company’s earning assets. Securities totaled $192,277 at September 30, 2017. This represents a 31.0% increase from the December 31, 2016 total of $146,813. The increase is attributable to purchasing $68,010 securities available for sale during the nine months ended September 30 2017, offset by sales of $18,688, and principal paydowns and maturities of $6,057 during the same period. A portion of our year-to-date growth in the investment portfolio is related to the completion of a municipal bond replacement strategy that was implemented late in the fourth quarter of 2016 and completed in the first quarter 2017 and additional strategies that were implemented in 2017 that are expected to provide better yielding securities that are relatively less sensitive to rising interest rates and potential declines in corporate tax rates.

Restricted equity securities totaled $7,163 and 7,133 at September 30, 2017, and December 31, 2016, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$591	586	0.30%	$1,909	1,908	1.30%
State and municipal	164,968	165,247	85.94%	122,813	119,634	81.49%
Corporate bonds	1,500	1,495	0.78%	2,000	1,987	1.35%
Mortgage backed securities	21,456	21,449	11.16%	20,197	20,034	13.65%
Time deposits	3,500	3,500	1.82%	3,250	3,250	2.21%
Total	$192,015	192,277	100.00%	$150,169	146,813	100.00%

The table below summarizes the contractual maturities of securities available for sale at September 30, 2017:

	Amortized Cost	Estimated Fair Value

Due within one year	$3,655	$3,657
Due in one to five years	13,488	13,584
Due in five to ten years	10,234	10,391
Due after ten years	143,182	143,196
Mortgage backed securities	21,456	21,449
Total	$192,015	$192,277

Premises and Equipment

Premises and equipment, net, totaled $9,558 at September 30, 2017 compared to $9,093 at December 31, 2016, a net increase of $465 or 5.1%. Premises and equipment purchases amounted to approximately $1,277 during the first nine months of 2017 and were mainly incurred for leasehold improvements related to our new Green Hills branch and improvements to our IT infrastructure for disaster recovery planning while depreciation expense amounted to $762. At September 30, 2017, we operated from eight retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan and deposit production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other six bank branch locations are in Franklin, Springfield, Gallatin, and Nashville, Tennessee. Our commercial loan and deposit production offices are in Murfreesboro and Chattanooga, Tennessee. As of September 30, 2017 our mortgage loan production offices were located Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland. During the three months ended March 31, 2016, the Company began transitioning most of its out-of-market branches to another bank. We own three branch and office facilities located in Robertson and Sumner counties of Tennessee while the remainder of our locations are leased.

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

At September 30, 2017, total deposits were $840,448, an increase of $76,614, or 10.0%, compared to $763,834 at December 31, 2016. During the first nine months of 2017, savings and money market deposits increased by $13.7 million, and time deposits increased by $71.7 million, while non-interest bearing demand and interest-bearing demand deposits decreased by $2.7 and $6.0 million, respectively. A substantial portion of the increase in the time deposits is attributable to our marketing campaign in August.

The following table shows maturity of time deposits of $250 or more by category based on time remaining until maturity at September 30, 2017.

September 30,
2017
Twelve months or less	$232,064
Over twelve months through three years	13,669
Over three years	4,589
Total	$250,322

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

Interest Rate Sensitivity—Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items to maximize long-term earnings and mitigate interest rate risk. Measurements we use to help us manage interest rate sensitivity include a gap analysis, an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of September 30, 2017. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	-2.3%	-15%	-6.6%	-15%
-100 bp	0.8%	-10%	-0.3%	-10%
+100 bp	0.0%	-10%	-0.5%	-10%
+200 bp	0.2%	-15%	-0.7%	-15%
+300 bp	0.8%	-20%	-0.8%	-20%
+400 bp	1.0%	-25%	-1.2%	-25%

We were in compliance with our earnings simulation model policies as of September 30, 2017, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At September 30, 2017, our model results indicated that we were within these policy limits.

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

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions, competition, and the actions of our customers. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At September 30, 2017, advances totaled $56,720 compared to $32,287 as of December 31, 2016. The increase in FHLB advances generally is attributable to our increase in loans and securities and offset by our increase in deposits.

At September 30, 2017, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates

2017	$45,000	1.18%
2018	6,000	2.74%
2019	-	0.00%
2020	-	0.00%
2021	483	2.73%
Thereafter	5,237	1.87%

	$56,720	1.42%

Capital

Stockholders’ equity was $137,944 at September 30, 2017, an increase of $31,025, or 29.0%, from $106,919 at December 31, 2016. During the third quarter of 2017, the company issued 1,137,000 shares of common stock in a private offering raising $23.3 million net of expenses of which $20.0 million was pushed-down to the Bank. Additionally, during the nine months ended September 30, 2017, the Company raised $693 of capital through the exercise of Company stock options. The additional capital for the stock option exercises and a portion of the proceeds from the private placement was pushed-down to the Bank and when combined with the accretion of earnings to capital partially offset by the declared dividends and the increase in assets led to a increase in the Bank’s September 30, 2017 Tier 1 leverage ratio to 12.20% compared with 10.75% at December 31, 2016 (see other ratios discussed further below). Common dividends of $1,711 (declared during the fourth quarter of 2016) and $941 (declared in the second quarter of 2017) were paid during the nine months ended September 30, 2017, and dividends of $541 were declared in the second quarter of 2017 and were paid subsequent to quarter end.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2017 and December 31, 2016 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Company
Tier I leverage	$125,572	12.58%	$39,928	4.000%	$49,909	5.00%
Common equity Tier 1	125,572	14.72%	49,052	5.750%	55,450	6.50%
Tier I risk-based capital	125,572	14.72%	61,848	7.250%	68,246	8.00%
Total risk-based capital	135,195	15.85%	78,899	9.250%	85,297	10.00%

Bank
Tier I leverage	$121,715	12.20%	$39,907	4.000%	$49,883	5.00%
Common equity Tier 1	121,715	14.29%	48,976	5.750%	55,364	6.50%
Tier I risk-based capital	121,715	14.29%	61,752	7.250%	68,140	8.00%
Total risk-based capital	131,338	15.42%	78,786	9.250%	85,174	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity Tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity Tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

September 30,
2017

Unused lines of credit	$179,462
Standby letters of credit	12,358
Total commitments	$191,820

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item 3 is discussed in Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market and Liquidity Risk.”

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors.

Except as set forth below there have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The merger of Commerce Union and Community First may not be completed, which could have a material adverse effect on our business, future operations, and stock price.

Completion of the merger is subject to certain closing conditions, including the receipt of all required regulatory approvals, in each case without the imposition of a materially burdensome condition. If we are not successful in obtaining the required regulatory approvals, the merger will not be completed. Even if the regulatory approvals are received, the timing of the regulatory approvals and any conditions imposed by the regulatory approvals could result in certain closing conditions of the merger not being satisfied.

Consummation of the merger is also conditioned upon other customary closing conditions, including (1) the approval of the merger agreement by Community First’s shareholders and the approval by our shareholders of the issuance of stock by Commerce Union in connection with the merger, (2) the absence of any order, decree, injunction, or law enjoining or prohibiting the merger, (3) the effectiveness of a registration statement on Form S-4 for the shares of common stock to be issued by Commerce Union in connection with the merger, and (4) the authorization for listing on the Nasdaq Capital Market of the shares to be issued by Commerce Union in connection with the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions. Additionally, Commerce Union’s obligation to complete the merger is subject to holders of not more than 7.5% of the outstanding shares of Community First’s common stock perfecting their rights to dissent from the merger. If a condition to either party’s obligation to consummate the merger is not satisfied, that party may be able to terminate the merger agreement and, in such case, the transaction would not be consummated.

If the merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including the following:

●	the price of our common stock may decline to the extent that its current market prices reflect a market assumption that the merger will be completed;
●	having to pay significant costs relating to the merger without receiving any benefits arising from the merger;
●	negative reactions from customers, shareholders and market analysts; and
●	the diversion of the focus of our management to the merger instead of on pursuing other opportunities that could have been beneficial to our business.

If the merger is not completed, our business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of our management team on the merger, without realizing any of the anticipated benefits of completing the merger. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $2.1 million to Community First.

Integrating Community First Bank into Reliant Bank’s operations may be more difficult, costly, or time-consuming than we expect.

Reliant Bank and Community First Bank have operated and, until the bank merger is completed, will continue to operate, independently. Accordingly, the process of integrating Community First Bank’s operations into Reliant Bank’s operations could result in the disruption of operations or the loss of Community First Bank customers and employees, and could make it more difficult to achieve the intended benefits of the merger. Inconsistencies between the standards, controls, procedures, and policies of Reliant Bank and those of Community First Bank could adversely affect Reliant Bank’s ability to maintain relationships with current customers and employees of Community First Bank if and when the bank merger is completed.

As with any merger of banking institutions, business disruptions may occur that may cause Reliant Bank to lose customers or may cause Community First Bank’s customers to withdraw their deposits from Community First Bank prior to the merger’s consummation and from Reliant Bank thereafter. The realization of the anticipated benefits of the merger may depend in large part on our ability to integrate Community First Bank’s operations into Reliant Bank’s operations, and to address differences in business models and cultures. If we are unable to integrate the operations of Community First and Community First Bank into our and Reliant Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the acquisition may not be realized. Difficulties encountered with respect to such matters could result in an adverse effect on the financial condition, results of operations, capital, liquidity, or cash flows of Reliant Bank and our company.

We may fail to realize the cost savings anticipated from the merger.

Although we anticipate that we would realize certain cost savings as to the operations of Community First and Community First Bank and otherwise from the merger if and when the operations of Community First and Community First Bank are fully integrated into our and Reliant Bank’s operations, it is possible that we may not realize all of the cost savings that we have estimated we can realize from the merger. For example, we may be required to continue to operate or maintain functions that are currently expected to be combined or reduced as a result of the merger. Our realization of the estimated cost savings also will depend on our ability to combine the operations of our company and Reliant Bank with the operations of Community First and Community First Bank in a manner that permits those costs savings to be realized. If we are not able to integrate the operations of Community First and Community First Bank into our and Reliant Bank’s operations successfully and to reduce the combined costs of conducting the integrated operations of the two banks, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected. Our failure to realize those cost savings could materially adversely affect our financial condition, results of operations, capital, liquidity, or cash flows.

The issuance of the stock consideration to Community First’s shareholders and the issuance of the shares in the private placement may decrease the market price of our common stock.

We issued 1,137,000 shares of our common stock in connection with the private placement of our shares, and as consideration for the merger, we will issue approximately 2,417,450 additional shares of our common stock to Community First’s shareholders. These two transactions together will result in our shareholders’ existing share ownership being diluted by an aggregate of approximately 3,554,450 new shares, which represents 45.3% of our outstanding common stock immediately prior to the closing of the private placement. The dilution associated with the issuance of new shares of common stock in the private placement and/or the merger may result in fluctuations in the market price of our common stock, including a stock price decrease, and could materially impair our earnings per share and other per share financial metrics.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

We expect to incur significant costs associated with combining the operations of Community First with our operations. We recently began collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the business of Community First. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is consummated, each of Commerce Union and Community First will incur substantial expenses, such as legal, accounting, and financial advisory fees, in pursuing the merger which will adversely impact its earnings.

We will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business and operations.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Reliant Bank. Uncertainties surrounding the merger may impair the ability of one or more of Commerce Union, Reliant Bank, Community First, and/or Community First Bank to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with either of the banks to seek to change their existing business relationships with such bank.

Under the terms of the merger agreement, Commerce Union is subject to certain restrictions on its business prior to completing the merger, which may adversely affect our ability to execute certain of our business strategies. In addition, the merger agreement restricts Community First and Community First Bank from taking other specified actions until the merger occurs without our consent, such as acquiring or disposing of assets, incurring indebtedness, or incurring capital expenditures. These restrictions may prevent Community First and Community First Bank from pursuing attractive business opportunities that may arise prior to the completion of the merger. Such limitations could negatively impact Community First’s or Commerce Union’s businesses and operations prior to the completion of the merger.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Commerce Union completed a private placement of common stock in the quarter ended September 30, 2017, as reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2017.

Item 3.      Defaults Upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

2.1

Agreement and Plan of Merger, dated as of , by and among Commerce Union Bancshares, Inc., Community First, Inc., Reliant Bank, and Community First Bank (incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on 08/23/17).

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

COMMERCE UNION BANCSHARES, INC.

November 9, 2017	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2017	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)