Form 10-K
period 2017-12-31
Reliant Bancorp, Inc.
filed 2018-03-16
CIK 1606440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37391

REliant bancorp, inc.

(Exact name of registrant as specified in its charter)

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway, Suite 100 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 221-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

common stock, par value $1.00 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 was $161,560,992 (computed on the basis of $23.87 per share).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 15, 2018 was 11,475,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders, scheduled to be held May 17, 2018, are incorporated by reference into Part III of this Form 10-K.

Item No.	Page No.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) the risk that the cost savings and any revenue synergies from our merger with Community First, Inc. (“Community First”) may not be realized or take longer than anticipated to be realized, (vi) the effect of the announcement or completion of the Community First merger on employee and customer relationships and operating results (including, without limitation, difficulties in maintaining relationships with employees and customers), (vii) the risk that integration of Community First’s operations with those of Reliant Bancorp will be materially delayed or will be more costly or difficult than expected, (viii) the amount of costs, fees, expenses, and charges related to the Community First merger, (ix) reputational risk and the reaction of the parties’ customers, suppliers, employees or other business partners to the Community First merger, (x) the dilution caused by Reliant Bancorp’s issuance of additional shares of its common stock in the Community First merger, and (xi) general competitive, economic, political and market conditions, including economic conditions in the local markets where we operate, (xii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (xiii) our ability to retain the services of key personnel, (xiv) our ability to adapt to technological changes, (xv) risks associated with litigation, including the applicability of insurance coverage; (xvi) the vulnerability of Reliant Bank’s digital network and online banking portals, and the systems of parties with whom Reliant Bancorp and Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xvii) changes in state and federal legislation, regulations or policies applicable to banks, including regulatory or legislative developments; (xviii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xix) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below. Many of such factors are beyond Reliant Bancorp’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Reliant Bancorp does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Reliant Bancorp.

PART I

ITEM 1.	BUSINESS

Overview

Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.) (the “Company” or “Reliant Bancorp”), a Tennessee corporation, was incorporated on March 4, 2011, to serve as a holding company for and the sole shareholder of Reliant Bank (f/k/a Commerce Union Bank). It became the holding company of Reliant Bank upon completion of Reliant Bank’s reorganization into a holding company structure on June 6, 2012.

Reliant Bancorp is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Tennessee. Reliant Bank was organized in April 17, 2006, as a state chartered bank under the laws of the State of Tennessee. Reliant Bank opened for business on August 14, 2006.

Acquisitions

Commerce Union /Legacy Reliant Bank Merger

On April 1, 2015, the Company completed the acquisition of legacy Reliant Bank, a Tennessee banking corporation (“Legacy Reliant Bank”). The Legacy Reliant Bank merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805-10 Business Combinations. As such, for accounting purposes, Legacy Reliant Bank was considered to be acquiring Reliant Bancorp in this transaction. As a result, the financial statements of the Company prior to the Legacy Reliant Bank merger are the historical financial statements of Legacy Reliant Bank. In periods following the Legacy Reliant Bank merger, the comparative historical financial statements of the Company are those of Legacy Reliant Bank prior to the merger. These consolidated financial statements include the results attributable to the operations of the Company beginning on April 1, 2015.

Community First, Inc. Merger

On August 22, 2017, Reliant Bancorp entered into an Agreement and Plan of Merger with Community First, Inc. (“Community First”), Pioneer Merger Sub, Inc., a wholly owned subsidiary of Reliant Bancorp, Reliant Bank, and Community First Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of Community First (“Community First Bank”). On January 1, 2018, Reliant Bancorp completed the acquisition of Community First and Community First Bank and issued approximately 2,416,444 shares of Reliant Bancorp common stock valued at approximately $62.0 million. All of Community First’s outstanding restricted share awards became fully vested and were cancelled and converted automatically into the right to receive the merger consideration.

Target Markets

Reliant Bancorp, through its subsidiary Reliant Bank, provides a full range of traditional banking services throughout the Middle Tennessee Region and the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area (the “Nashville MSA”). Based on the deposit market share data published by FDIC as of June 30, 2017, the latest available date, Reliant Bank is ranked the 14th largest bank in the Nashville MSA. Reliant Bank primarily markets its services to small businesses and residents of its markets. Reliant Bank operates its main office and seven branches in Davidson, Robertson, Sumner, and Williamson counties in Tennessee. Additionally, Reliant Bank operates mortgage production offices in Hendersonville, Tennessee, and Timonium, Maryland and loan and deposit production offices in Murfreesboro and Chattanooga, Tennessee. Following the Community First merger effective January 1, 2018, Reliant Bank added seven branches in Columbia, Mount Pleasant, Centerville, Lyles, and Thompson Station, Tennessee.

Employees

As of December 31, 2017, Reliant Bancorp and Reliant Bank had 168 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining unit. Reliant Bancorp believes that its relationship with its employees is good. Reliant Bank employs seasoned banking professionals with experience in the market area and who are active in their communities.

Products and Services Overview

Reliant Bank is a full-service community bank. Its principal business is banking, consisting of lending and deposit gathering (as well as other banking-related products and services) to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking services. Reliant Bank provides a wide range of commercial banking services for businesses and individuals, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate. Reliant Bank’s profitability is dependent on responsible lending with strong focus on lending standards to help ensure long-term growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal, Reliant Bank’s strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of products and financial services; (3) employ, empower and motivate management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain asset quality and control overhead expense.

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

Competition

Reliant Bank has substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. We face competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do. Such competitors primarily include national, regional, and internet banks, in addition to other community banks that seek to offer service levels similar to ours. We also face competition from many others types of financial institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Finally, as a result of the passage of the Tax Cuts and Jobs Act, which was signed into law in late 2017, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

We believe that we successfully compete with larger banks and other community banks in our target markets by focusing on personal service and financial products to meets the needs of the community.

Intellectual Property

Reliant Bank utilizes the ownership rights to two registered trademarks with the United States Patent and Trademark Office for the protection of “RELIANT BANK” in the company’s respective colors and fonts. Reliant Bank also utilizes the website domains of reliantbank.com. Reliant Bancorp also holds the rights to three registered trademarks with the United States Patent and Trademark Office for the continued protection of “COMMERCE UNION BANK” in the former entity’s respective colors and fonts.

Supervision and Regulation

Reliant Bancorp, Inc.

Reliant Bancorp owns 100% of the stock of Reliant Bank, and therefore, we are considered a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Tennessee, we also are subject to the Tennessee Banking Act.

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

As a bank holding company, Reliant Bancorp is required to file semi-annual reports with the Federal Reserve together with any additional information as the Federal Reserve may require. The Federal Reserve may also examine Reliant Bancorp.

Bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC - as a result of default of a banking or thrift subsidiary of Reliant Bancorp or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of Reliant Bancorp, if any, may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Payment of Dividends

Reliant Bancorp is a legal entity separate and distinct from Reliant Bank. The principal source of Reliant Bancorp’s cash flow, including cash flow to pay interest to its holders of trust preferred securities, and any dividends payable to common shareholders, are dividends that Reliant Bank pays to Reliant Bancorp as its sole shareholder. Under Tennessee law, Reliant Bancorp is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Reliant Bancorp’s board of directors must consider its and Reliant Bank’s current and prospective capital, liquidity, and other needs.

Additionally, various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the Tennessee Department of Financial Institutions (“TDFI”) also has authority to prohibit the payment of dividends by a Tennessee chartered bank when it determines such payment to be an unsafe and unsound banking practice. Should an insured member bank controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the Federal Reserve may require prior approval for any capital distribution by the bank holding company. In addition, since our legal entity is separate and distinct from Reliant Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of Reliant Bank to pay dividends to us, which is also subject to regulatory restrictions.

During the year ended December 31, 2017, Reliant Bancorp declared dividends throughout the year of $0.24 per share on outstanding shares of common stock for a total of $2,024,561 in aggregate dividend declarations for year. The amount and timing of all future dividend payments, if any, is subject to our board’s discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Other Restrictions

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”), first enacted by Congress in 1977 and amended from time to time thereafter, requires that each depository institution’s record of helping meet the needs of its entire community be evaluated by depository institution’s primary federal regulator. The CRA helps assure that banks and other financial institutions make credit available to low- and moderate-income borrowers, consistent with safe and sound operations. Before the effective date of the merger, Reliant Bank earned the rating of “Satisfactory” in August of 2012 and Reliant Bank had earned a rating of “Outstanding” as of September 2012.

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

Reliant Bancorp’s decisions regarding credit risk and reserves for loan losses may materially and adversely affect its business.

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

•

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

There is no precise method of predicting credit losses; therefore, Reliant Bank faces the risk that charge-offs in future periods will exceed its allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease in Reliant Bancorp’s net income, and possibly its capital.

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

We are subject to extensive government regulation and supervision; compliance with new and existing legislation, regulation, and supervisory requirements and expectations could detrimentally affect our business.

Reliant Bancorp and Reliant Bank are subject to extensive federal and state regulation and supervision, the primary focus of which is to protect customers, depositors, the deposit insurance fund, and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, and leasing companies. Banking and consumer lending laws and regulations apply to almost every aspect of our business, including lending, capital, investments, deposits, other services, and products, risk management, dividends, and acquisitions.

Legislation and regulation with respect to our industry has increased in recent years, and we expect that supervision and regulation will continue to expand in scope and complexity. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, and could subject us to additional costs, limits on the services and products we may offer, or limits on the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities, an increase our deposit insurance assessment rate, in addition to related costs and restriction on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. And over the last several years, state and federal regulators have focused on enhanced risk management practices, compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

Our recent acquisition and future expansion may result in additional risks.

Over the last three years we have completed the acquisitions of Community First and Legacy Reliant Bank. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Growth. As a result of our merger activity, we may be unable to successfully:

●	maintain loan quality in the context of significant loan growth;
●	obtain regulatory and other approvals;
●	attract sufficient deposits and capital to fund anticipated loan growth;
●	maintain adequate common equity and regulatory capital;
●	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
●	maintain adequate management personnel and systems to oversee and support such growth;
●	maintain adequate internal audit, loan review and compliance functions; and
●	implement additional policies, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

Development of offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

Regulatory and economic factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect on Reliant Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

Integrating Community First Bank into Reliant Bank’s operations may be more difficult, costly, or time-consuming than anticipated.

We are still in the process of integrating Community First Bank’s business with that of Reliant Bank. A successful integration of Community First Bank’s business with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with Community Bank’s business without encountering difficulties, such as:

●	the loss of key employees;

●	disruption of operations and business;

●	inability to maintain and increase competitive presence;

●	loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;

●	possible inconsistencies in standards, control procedures and policies;

●	unexpected problems with costs, operations, personnel, technology and credit; and/or

●	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of Community First’s business. Further, we acquired Community First with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate Community First’s business, including its organizational culture, operations, technologies, services and products, in an efficient and effective manner, our ability to achieve the estimated noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we made fair value estimates of certain assets and liabilities in recording our acquisition of Community First. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have done over the last three years), we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•

the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we have limited or no direct prior experience;

•	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•	the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•	risks associated with integrating the operations, technologies and personnel of the acquired business.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the region and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

In addition, we may face significant competition from numerous other financial services institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

Reliant Bank’s focus on lending to small to mid-sized community based businesses may increase Reliant Bancorp’s credit risk.

Most of Reliant Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which Reliant Bank operates negatively impact this important customer sector, Reliant Bancorp’s results of operations and financial condition and the value of its common stock may be adversely affected. Furthermore, the deterioration of Reliant Bank’s borrowers’ businesses may hinder their ability to repay their loans with Reliant Bancorp, which could have a material adverse effect on Reliant Bancorp’s financial condition and results of operations.

Reliant Bancorp is geographically concentrated in middle Tennessee and changes in local economic conditions impact our profitability.

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

The banking business is highly competitive, and Reliant Bank experiences competition in its market from many other financial institutions. Reliant Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Reliant Bancorp’s primary market areas and elsewhere. Reliant Bancorp competes with these institutions both in attracting deposits and in making loans. In addition, Reliant Bancorp has to attract its customer base from other existing financial institutions and from new residents and businesses that have relocated to the Nashville, Tennessee, MSA. Many of Reliant Bancorp’s competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that Reliant Bancorp does not provide. There is a risk that Reliant Bancorp will not be able to compete successfully with other financial institutions in Reliant Bancorp’s market, and that it may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to Reliant Bancorp.

Reliant Bancorp’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on its future earnings.

Deposits in Reliant Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities. An institution’s assessment rate depends on the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. In addition, the FDIC retains the authority to further increase Reliant Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on Reliant’s results of operations.

Changes in prevailing interest rates may reduce Reliant Bancorp’s profitability.

Reliant Bancorp’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of Reliant Bancorp’s assets and liabilities, Reliant Bancorp believes it is more likely than not a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While Reliant Bancorp intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective and its financial condition and results of operations could suffer.

Reliant Bancorp and Reliant Bancorp are dependent on key individuals and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

Reliant Bancorp and Reliant Bank are materially dependent on the performance of the executive management team, loan officers, and other support personnel. Following the effective date of the merger, Reliant Bancorp has continued to be dependent on these officers and employees, in addition to the services of Reliant Bancorp’s executive team, including the president of Reliant Bancorp, the chief executive officer of Reliant Bancorp, and Reliant Bancorp’s chief financial officer. The loss of the services of any of these individuals could have a material adverse effect on the business of Reliant Bancorp and Reliant Bancorp, results of operations, and financial condition. Many of these key officers have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bank’s business and could have a material adverse effect on Reliant Bank’s business, financial condition, and results of operations, either before or after the merger. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Reliant Bancorp may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Reliant Bancorp will be successful in attracting or retaining such personnel.

Reliant Bancorp is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make Reliant Bancorp’s common stock less attractive to investors.

Reliant Bancorp is subject to periodic reporting requirements under the Securities Exchange Act of 1934. Reliant Bancorp is an “emerging growth company,” as defined in the JOBS Act, however, and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp complies with the greater obligations of public companies that are not emerging growth companies immediately after this offering, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as it is an emerging growth company. Reliant Bancorp will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if Reliant Bancorp’s total annual gross revenues equal or exceed $1 billion in a fiscal year. Reliant Bancorp cannot predict if investors will find its common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for Reliant Bancorp’s common stock and its stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Reliant Bancorp has elected not to opt out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Reliant Bancorp, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make Reliant Bancorp’s financial statements not comparable with those of another public company that is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period because of the potential differences in accounting standards used.

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

The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets will remain 8.0% and the minimum leverage ratio will remain 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for Reliant Bancorp on January 1, 2015. The capital conservation buffer is being phased in over four years which began on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules also set forth certain changes for the calculation of risk-weighted assets that Reliant Bancorp was required to implement beginning January 1, 2015.

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

The application of more stringent capital requirements for Reliant Bancorp and Reliant Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if Reliant Bancorp were to be unable to comply with such requirements.

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

Reliant Bancorp’s historical operating results may not be indicative of its future operating results.

Reliant Bancorp may not be able to sustain its historical rate of growth, and, consequently, Reliant Bancorp’s historical results of operations will not necessarily be indicative of its future operations due to the merger with Reliant Bank. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede Reliant Bancorp’s ability to expand its market presence. If Reliant Bancorp experiences a significant decrease in its historical rate of growth, Reliant Bancorp’s results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

Reliant Bancorp may be adversely affected by the soundness of other financial institutions.

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

Reliant Bancorp’s ability to pay cash dividends is limited, and Reliant Bancorp may be unable to pay future dividends even if it desires to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect Reliant Bancorp’s ability to pay dividends or otherwise engage in capital distributions.

Reliant Bancorp’s ability to pay cash dividends may be limited by regulatory restrictions, by Reliant Bank’s ability to pay cash dividends to Reliant Bancorp and by Reliant Bancorp’s need to maintain sufficient capital to support Reliant Bancorp’s operations. A Tennessee chartered bank may, with the approval of the TDFI, transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of Reliant Bank, be deemed to constitute such an unsafe or unsound practice. Without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

If Reliant Bank is not permitted to pay cash dividends to Reliant Bancorp, it is unlikely that Reliant Bancorp would be able to pay cash dividends on Reliant Bancorp’s common stock. Moreover, holders of Reliant Bancorp’s common stock are entitled to receive dividends only when and if declared by Reliant Bancorp’s board of directors. Although Reliant Bancorp has paid cash dividends on its common stock in recent years, Reliant Bancorp is not required to do so, and Reliant Bancorp’s board of directors could reduce or eliminate Reliant Bancorp’s common stock dividend in the future.

Reliant Bancorp’s stock price may fluctuate, which could result in losses to its investors and litigation against Reliant Bancorp.

Reliant Bancorp’s common stock is listed on The Nasdaq Stock Market, LLC. A number of factors could cause Reliant Bancorp’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Reliant Bancorp’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Reliant Bancorp’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Reliant Bancorp’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Reliant Bancorp’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. Reliant Bancorp could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Reliant Bancorp’s normal business.

Economic and other circumstances may require Reliant Bancorp to raise capital at times or in amounts that are unfavorable to it. If Reliant Bancorp has to issue shares of common stock, the issuance will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of Reliant Bancorp’s common stock and adversely affect the terms on which Reliant Bancorp may obtain additional capital.

Reliant Bancorp may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen its capital position. Reliant Bancorp’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and Reliant Bancorp’s financial performance. Reliant Bancorp cannot provide assurance that such financing will be available to Reliant Bancorp on acceptable terms or at all, or if Reliant Bancorp does raise additional capital that it will not be dilutive to existing shareholders.

If Reliant Bancorp determines, for any reason, that it needs to raise capital, Reliant Bancorp’s board of directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity based incentives under or outside of Reliant Bancorp’s equity compensation plans, subject to certain Nasdaq rules. Additionally, Reliant Bancorp is not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Reliant Bancorp’s common stock could decline as a result of sales by Reliant Bancorp of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Reliant Bancorp issues preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Reliant Bancorp issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of Reliant Bancorp’s common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of Reliant Bancorp’s shareholders and may dilute the book value per share of its common stock. Shares Reliant Bancorp issues in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of Reliant Bancorp’s existing shareholders.

A failure in or breach of Reliant Bancorp’s operational or security systems or infrastructure, or those of Reliant Bancorp’s third party vendors and other service providers or other third parties, including as a result of cyberattacks, could disrupt Reliant Bancorp’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.

Reliant Bancorp relies heavily on communications and information systems to conduct its business. Information security risks for financial institutions such as Reliant Bancorp have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime (both domestic and international), hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, Reliant Bancorp’s operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Reliant Bancorp’s business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond Reliant Bancorp’s control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and floods; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyberattacks.

As noted above, Reliant Bancorp’s business relies on its digital technologies, computer and e-mail systems, software and networks to conduct its operations. Although Reliant Bancorp has information security procedures and controls in place, Reliant Bancorp’s technologies, systems and networks and its customers’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Reliant Bancorp’s or its customers’ or other third parties’ confidential information. Third parties with whom Reliant Bancorp does business or that facilitate Reliant Bancorp’s business activities, including financial intermediaries, or vendors that provide service or security solutions for Reliant Bancorp’s operations, and other unaffiliated third parties, could also be sources of operational and information security risk to Reliant Bancorp, including from breakdowns or failures of their own systems or capacity constraints.

While Reliant Bancorp has business continuity and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Reliant Bancorp’s risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of Reliant Bancorp’s controls, processes, and practices designed to protect its systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for Reliant Bancorp. As threats continue to evolve, Reliant Bancorp may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support Reliant Bancorp’s businesses and clients, or cyberattacks or security breaches of the networks, systems or devices that Reliant Bancorp’s clients use to access Reliant Bancorp’s products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on Reliant Bancorp’s results of operations or financial condition.

Negative public opinion surrounding Reliant Bancorp and the financial institutions industry generally could damage Reliant Bancorp’s reputation and adversely impact its earnings.

Reputation risk, or the risk to Reliant Bancorp’s business, earnings and capital from negative public opinion surrounding Reliant Bancorp and the financial institutions industry generally, is inherent in Reliant Bancorp’s business. Negative public opinion can result from Reliant Bancorp’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Reliant Bancorp’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although Reliant Bancorp takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of Reliant Bancorp’s business.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or Reliant Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of Community First), which could also dilute shareholder ownership.

Holders of our subordinated debentures have rights that are senior to those of our shareholders.

In connection with the Community First merger, Reliant Bancorp assumed trust preferred securities and accompanying junior subordinated debentures totaling $23.0 million of which $10.0 million was owned by Community First prior to the merger and assumed by Reliant Bancorp. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Reliant Bancorp, and the accompanying subordinated debentures are senior to shares of Reliant Bancorp’s common stock. As a result, Reliant Bancorp must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Reliant Bancorp’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Reliant Bancorp’s common stock.

Reliant Bancorp may from time to time issue additional subordinated indebtedness that would have to be repaid before Reliant Bancorp’s shareholders would be entitled to receive any of the assets of Reliant Bancorp or Reliant Bank.

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

Shares of Reliant Bancorp common stock are not FDIC insured.

Shares of Reliant Bancorp common stock are not deposits with a bank and are not insured by the FDIC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, the main office of both Reliant Bancorp and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee. In addition, as of December 31, 2017, we operated (i) eight full-service offices located in the Tennessee counties of Davidson, Robertson, Sumner, and Williamson, (ii) mortgage production offices in Hendersonville, Tennessee, and Timonium, Maryland and (iii) loan and deposit production offices in Murfreesboro and Chattanooga, Tennessee.

All of these properties are leased by Reliant Bank except for three branches in Sumner and Robertson counties. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

Following the Community First merger effective January 1, 2018, Reliant Bank added seven branches in Columbia, Mount Pleasant, Centerville, Lyles, and Thompson Station, Tennessee.

ITEM 3.	LEGAL PROCEEDINGS

As of the end of 2017, neither Reliant Bancorp nor Reliant Bank was involved in any litigation that is expected to have a material impact on our financial position or results of operations. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Reliant Bancorp or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Reliant Bank’s financial condition or Reliant Bancorp’s consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reliant Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “RBNC.” As of March 5, 2018, there were 1,089 holders of record of Reliant Bancorp common stock. This number does not include shareholders with shares in nominee name held by the Depository Trust Company or its nominee.

Dividends

The following table sets forth dividends declared and/or paid to shareholders of Reliant Bancorp during the previous two fiscal years.

Date Paid	Total Value Issued	Per Share Value
01/22/2016	$1,488,715.60	$0.20
01/20/2017	$1,711,227.98	$0.22
07/21/2017	$940,910.00	$0.12
10/20/2017	$541,584.60	$0.06
01/20/2018	$687,605.82	$0.06

Payment of dividends by Reliant Bancorp and Reliant Bank are subject to certain regulations that may limit or prevent the payment of dividends, and is further subject to the discretion of the board of directors of Reliant Bancorp and Reliant Bank.

Reliant Bancorp and Reliant Bank anticipate that earnings, if any, may be held for purposes of enhancing capital. No assurances can be given that any dividends on Reliant Bancorp’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

Market Price for Reliant Bancorp’s Stock

The following table shows for the indicated periods the high and low sales prices for Reliant Bancorp’s common stock. Previously, the Company’s stock traded under the symbol “CUBN,” and effective January 2, 2018, our common stock began trading under the symbol “RBNC.” The following prices may include retail markups, markdowns, or commissions.

RBNC (1)	High	Low
2016
First Quarter	$16.74	$13.50
Second Quarter	16.50	14.93
Third Quarter	22.99	15.20
Fourth Quarter	21.51	19.00
2017
First Quarter	22.24	21.08
Second Quarter	26.04	21.47
Third Quarter	25.74	22.55
Fourth Quarter	25.77	22.12

(1)	Prior to January 2, 2018, the Company’s stock traded under the symbol “CUBN.”

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2017, with (i) the Russell 2000 index, and (ii) the SNL Southeast Bank Index. This comparison assumes $100 was invested on the last trading day of 2012, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2015 to December 31, 2017, was obtained by using the Nasdaq closing prices as of the last trading day of each year. From August 29, 2012 to July 7, 2015, our stock was traded on the over-the-counter market, and closing prices for 2013 and 2014 have been obtained by using the closing prices reported on the last trading day through the over-the-counter system.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2017.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the period ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

DECEMBER 31, 2017, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

The following selected historical consolidated financial data, as of and for the years ended December 31, 2017, 2016, 2015 and 2014, is derived from the audited consolidated financial statements of Reliant Bancorp, Inc. The financial data presented for the Company prior to the Merger in 2015 is derived from the historical financial statements of Reliant Bank.

	2017	2016	2015	2014
SUMMARY OF OPERATIONS:
Total interest income	$40,158	$36,015	$29,888	$17,215
Total interest expense	5,671	3,363	2,718	1,629
Net interest income	34,487	32,652	27,170	15,586
Provision for loan losses	1,316	968	(270)	(1,500)
Net interest income after provision for loan losses	33,171	31,684	27,440	17,086
Noninterest income	6,010	8,800	12,382	4,608
Noninterest expense	31,076	30,374	31,569	17,166
Income before income taxes	8,105	10,110	8,253	4,528
Income tax expense	1,942	2,213	2,271	1,816
Consolidated net income	6,163	7,897	5,982	2,712
Noncontrolling interest in net (income) loss of subsidiary	1,083	1,039	(407)	1,184
Net income attributable to common shareholders	7,246	8,936	5,575	3,896

PER COMMON SHARE DATA:
Net income attributable to common shareholders, per share
Basic	$0.89	$1.18	$0.88	$0.98
Diluted	$0.88	$1.16	$0.86	$0.96
Book value per common share	$15.51	$13.75	$13.29	$11.13
Tangible book value per common share	$14.11	$12.08	$11.46	$10.84
Dividends per common share	$0.24	$0.22	$0.20	$0.20
Preferred shares outstanding	-	-	-	-
Basic weighted average common shares	8,151,492	7,586,993	6,329,316	3,993,206
Diluted weighted average common shares	8,239,301	7,691,493	6,478,952	4,053,804
Common shares outstanding at period end	9,034,439	7,778,309	7,279,620	3,910,191

BALANCE SHEET DATA:
Total assets	$1,125,034	$911,984	$876,404	$449,731
Mortgage loans held for sale, net	45,322	11,831	55,093	26,640
Total loans, net	762,488	657,701	608,747	309,497
Allowance for loan losses	9,731	9,082	7,823	7,353
Total securities	220,201	146,813	133,825	77,245
Other real estate, net	-	-	1,149	1,204
Goodwill and core deposit intagible	12,684	12,986	13,342	1,110
Total deposits	883,519	763,834	640,008	334,365
Federal Home Loan Bank advances	96,747	32,287	135,759	63,500
Dividends payable	542	1,711	1,489	-
Stockholders' equity	140,137	106,919	96,751	43,516
Average total assets	995,436	885,074	733,651	417,050
Average gross loans, excluding loans held for sale	714,982	640,592	517,148	293,195
Average interest earning assets	939,947	835,337	694,135	401,487
Average deposits	823,088	664,844	543,341	323,466
Average interest bearing deposits	688,680	537,225	459,610	278,363
Average interest bearing liabilities	739,410	648,515	565,234	329,565
Average total shareholders' equity	117,780	104,216	80,122	41,525

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

DECEMBER 31, 2017, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

	2017	2016	2015	2014
SELECTED FINANCIAL RATIOS:
Return on average assets	0.73%	1.01%	0.76%	0.93%
Return on average equity	6.15%	8.57%	6.96%	9.38%
Average equity to average total assets	11.83%	11.77%	10.92%	9.96%
Dividend payouts	26.97%	18.64%	22.73%	20.41%
Efficiency ratio(1)	76.74%	73.28%	79.82%	85.01%
Net interest margin(2)	3.97%	4.15%	4.00%	3.96%
Net interest spread(3)	3.81%	4.04%	3.91%	3.88%

CAPITAL RATIOS(5)
Tier 1 leverage	11.89%	10.86%	9.92%	9.71%
Common equity tier 1	13.90%	13.00%	12.02%	12.19%
Tier 1 risk-based capital	13.90%	13.00%	12.02%	12.19%
Total risk-based capital	14.97%	14.22%	13.13%	13.45%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.09%	-0.05%	-0.14%	-0.11%
Allowance to period end loans(4)	1.26%	1.36%	1.27%	2.32%
Allowance for loan losses to non-performing loans	132.74%	105.76%	116.59%	83.40%
Non-performing assets to total assets	0.65%	0.94%	0.90%	2.23%

OTHER DATA:
Banking locations	8	7	9	4
Loan production offices	2	3	8	7
Full-time equivalent employees	167	143	226	138

(1) Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the year ended December 31, 2017:

• Effective December 31, 2017, Commerce Union Bancshares, Inc., changed its name to Reliant Bancorp, Inc.

• Net income available to common shareholders totaled $7.2 million, or $0.88 per diluted common share, during the year ending December 31, 2017 compared to $8.9 million, or $1.16 per diluted common share, during same period in 2016.

• Return on average assets was 0.73 percent for year ended December 31, 2017, compared to 1.01 percent for the same period in 2016.

• Gross loan growth of $105.0 million for the year ended December 31, 2017.

• Asset quality remains strong with nonperforming assets to total assets of just 0.65 percent.

• Issued 1,137,000 shares of common stock in a private offering raising $23.2 million net of expenses.

• Filed a Form S-3 for a $75,000,000 shelf registration to offer, issue, and sell from time to time one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, and (vi) units.

• Prepared for January 1, 2018 acquisition of Community First, Inc., after which the Company will have assets in excess of $1.6 billion.

In the following section the terms “Company” means “Reliant Bancorp, Inc.” and “Bank” means “Reliant Bank” The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Form 10-K. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of December 31, 2017, the cumulative losses to date totaled $4,352 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Merger Between Reliant Bancorp, Inc. and Community First, Inc.

On December 15, 2017, Commerce Union Bancshares, Inc. approved a merger with Community First which became effective on January 1, 2018 (“the Merger”). Each outstanding share and option to purchase a share of Community First common stock converted into the right to receive .481 shares of Reliant Bancorp, Inc. common stock. After the Merger was completed, Reliant Bancorp, Inc.’s shareholders owned approximately 78.9% of the common stock of the Company and Community First’s shareholders owned approximately 21.1% of the common stock of the Company.

The assets and liabilities of Community First, Inc. as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of the Company. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Community First were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

Merger expenses for the Company totaled $1,431 for the year ended December 31, 2017. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

As of December 31, 2017, Community First including its wholly-owned subsidiaries, had total assets of $480 million, total loans of $316 million and total deposits of $432 million. Community First held a loan portfolio that was primarily comprised of real estate loans.

As a result of the Merger on January 2, 2018, the Company:

•	grew consolidated total assets from $1,125.0 million to $1,636.0 million as of January 1, 2018, after giving effect to purchase accounting;

•	increased total loans from $762.5 million to $1,075.5 million as of January 1, 2018;

•	increased total deposits from $883.5 million to $1,316.0 million as of January 1, 2018; and

•	expanded its employee base from 167 full time equivalent employees to 272 full time equivalent employees as of January 1, 2018.

Earnings

Net income attributable to shareholders amounted to $7,246, or $0.89 per basic share for the year ended December 31, 2017, compared to $8,936, or $1.18 per basic share for the same period in 2016 and $5,575 or $0.88 per basic share for the same period in 2015. Diluted net income attributable to shareholders per share was $0.88, $1.16 and $0.86 per diluted share for the years ended December 31, 2016, 2015 and 2014, respectively. The largest components of the decline from the year ended December 31, 2016 to the year ended December 31, 2017 include a 122.6% increase in audit, legal and consulting due to the merger with Community First compared to the same period in 2016. The largest components of the improvement from the year ended December 31, 2015 to the year ended December 31, 2016 include a 20.2% increase in net interest income of $5,482, and a decrease in non-interest expenses of $1,195 for the year ended December 31, 2016 compared to the same period in 2015. The largest factors offsetting the improvement was a decrease in non-interest income of $3,582 for the year ended December 31, 2016 compared to the same period in 2015.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Average Balances – Yields and Rates

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense
Interest earning assets
Loans	$714,982	4.59	$32,164	$640,592	4.78	$29,950	$517,148	4.78	$24,719
Loan fees	-	0.28	2,012	-	0.31	1,955	-	0.25	1,298
Loans with fees	714,982	4.87	34,176	640,592	5.09	31,905	517,148	5.03	26,017
Mortgage loans held for sale	19,016	4.56	868	21,064	3.67	773	38,284	3.98	1,523
Deposits with banks	15,177	0.71	107	20,240	0.35	70	21,715	0.18	39
Investment securities - taxable	31,557	2.19	691	40,463	1.79	724	46,393	1.90	881
Investment securities - tax-exempt	151,446	4.02	3,904	105,536	3.39	2,211	65,165	2.76	1,185
Fed funds sold and other	7,769	5.30	412	7,442	4.46	332	5,430	4.48	243
Total earning assets	939,947	4.58	40,158	835,337	4.56	36,015	694,135	4.39	29,888
Nonearning assets	55,489			49,737			39,516
	$995,436			$885,074			$733,651
Interest bearing liabilities
Interest bearing demand	$84,171	0.21	173	$88,775	0.21	182	$88,857	0.21	190
Savings and money market	196,939	0.38	748	186,473	0.34	632	158,670	0.29	466
Time deposits - retail	319,456	0.98	3,126	159,351	0.70	1,116	116,364	0.76	883
Time deposits - wholesale	88,114	1.10	969	102,626	0.70	719	95,719	0.56	533
Total interest bearing deposits	688,680	0.73	5,016	537,225	0.49	2,649	459,610	0.45	2,072
Federal Home Loan Bank advances	50,730	1.29	655	111,290	0.64	714	105,624	0.61	646
Total borrowed funds	50,730	1.29	655	111,290	0.64	714	105,624	0.61	646
Total interest-bearing liabilities	739,410	0.77	5,671	648,515	0.52	3,363	565,234	0.48	2,718
Net interest rate spread (%) / Net interest income ($)		3.81	$34,487		4.04	$32,652		3.91	$27,170
Non-interest bearing deposits	134,408	(0.12)		127,619	(0.09)		83,731	(0.07)
Other non-interest bearing liabilities	3,838			4,724			4,564
Stockholder's equity	117,780			104,216			80,122
	$995,436			$885,074			$733,651
Cost of funds		0.65			0.43			0.41
Net interest margin		3.97			4.15			4.00

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

Analysis of Changes in Interest Income and Expense

	Change for Year Ended December 31, 2017 to 2016			Change for Year Ended December 31, 2016 to 2015
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$3,463	$(1,249)	$2,214	$5,231	$-	$5,231
Loan fees	57	-	57	657	-	657
Loans with fees	3,520	(1,249)	2,271	5,888	-	5,888
Mortgage loans held for sale	(80)	175	95	(639)	(111)	(750)
Deposits with banks	(22)	59	37	(3)	34	31
Investment securities - taxable	(177)	144	(33)	(108)	(49)	(157)
Investment securities - tax-exempt	1,186	507	1,693	749	277	1,026
Fed funds sold and other	15	65	80	92	(3)	89
Total earning assets	4,442	(299)	4,143	5,979	148	6,127

Interest bearing liabilities
Interest bearing demand	(9)	-	(9)	(8)	-	(8)
Savings and money market	38	78	116	84	82	166
Time deposits - retail	1,438	572	2,010	307	(74)	233
Time deposits - wholesale	(114)	364	250	42	144	186
Total interest bearing deposits	1,353	1,014	2,367	425	152	577
Federal Home Loan Bank advances	(526)	467	(59)	36	32	68
Total borrowed funds	(526)	467	(59)	36	32	68
Total interest-bearing liabilities	827	1,481	2,308	461	184	645
Net interest rate spread (%) / Net interest income ($)	$3,615	$(1,780)	$1,835	$5,518	$(36)	$5,482

Analysis—For the year ended December 31, 2017, we recorded net interest income of approximately $34.5 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.97%. For the year ended December 31, 2016, we recorded net interest income of approximately $32.7 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 4.15%. For the year ended December 31, 2015, we recorded net interest income of approximately $27.2 million, which resulted in a net interest margin of 4.00%. For the year ended December 31, 2017, 2016 and 2015, our net interest spread was 3.81%, 4.04% and 3.91%, respectively. During the years ended December 31, 2017 and 2016, a contributing factor to the increase in our net interest income was the payoff of loans previously carried as purchase credit impaired. These payoffs resulted in $354 and $708 increase in our net interest income for the periods, respectively.

Our year-over-year average loan volume increased by approximately 11.6% from 2016 to 2017 and 23.9% from 2015 to 2016. Our combined loan and loan fee yield decreased from 5.09% to 4.87% for 2017 compared to 2016, respectively, and increased from 5.03% to 5.09% for 2016 compared to 2015, respectively.

Our cost of funds increased from 0.43% to 0.65% for 2017 compared to the same period in 2016 and from 0.41% to 0.43% for 2016 compared to the same period in 2015. Our cost of interest-bearing liabilities increased from 0.52% at December 31, 2016 to 0.77% at December 31, 2017 and from 0.48% at December 31, 2015 to 0.52% at December 31, 2016. Contributing factors in the increase cost of funds and cost of interest-bearing liabilities include the increase in the rates for FHLB advances which doubled from 2016 to 2017, the 40 basis points increase in wholesale time deposits, and the 28 basis points increase in retail time deposits. We also experienced 5.3% and 52.4% increases in our average non-interest bearing deposits from the year ended December 31, 2017 and 2016 and for the year ended December 31, 2016 and 2015, respectively. The increase from 2015 to 2016 was primarily the result of the Merger that occurred on April 1, 2015, but also a result of our continuing initiative to grow low cost core deposits. The lower increase in non-interest bearing deposits in 2017 compared to other interest bearing liabilities had a negative impact on our cost of funds.

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

Provision for Loan Losses

The provision for loan losses represents a charge (or in the case of the years ended December 31, 2015, a recovery) to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses on a quarterly basis to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2017. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $1,316 and $968 for the years ended December 31, 2017 and 2016, respectively, and a negative provision for loan losses of $270 for the year ended December 31, 2015. Our provision increase was primarily the result of loan growth that we have experienced. The lower provision for loan losses (including the negative provision) experienced in the prior years was due to the continued improvement of credit-quality factors in our loan portfolio, continued recoveries and low charge-offs.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,		Dollar Increase	Percent Increase	Year Ended December 31,	Dollar Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)	2015	(Decrease)	(Decrease)
Non-interest income
Service charges on deposit accounts	$1,251	$1,239	$12	1.0%	$958	$281	29.3%
Gains (loss) on securities transactions, net	59	36	23	63.9%	(388)	424	-109.3%
Gains on mortgage loans sold, net	3,675	6,317	(2,642)	-41.8%	10,999	(4,682)	-42.6%
Gain on sale of other real estate	27	301	(274)	-91.0%	6	295	4916.7%
Loss on disposal of premises and equipment	(52)	-	(52)	-100.0%	-	-	0.0%
Other noninterest income:
Bank-owned life insurance	836	750	86	11.5%	541	209	38.6%
Brokerage revenue	116	89	27	30.3%	93	(4)	-4.3%
Rental income	-	2	(2)	-100.0%	6	(4)	-66.7%
Miscellaneous noninterest income, net	98	66	32	48.5%	167	(101)	-60.5%
Total other non-interest income	1,050	907	143	15.8%	807	100	12.4%
Total non-interest income	$6,010	$8,800	$(2,790)	-31.7%	$12,382	$(3,582)	-28.9%

The most significant reason for the decrease during the years ended December 31, 2017 and 2016 compared to the same periods in 2016 and 2015, related to the decline in gains on mortgage loans sold, net. Following is a description of certain components of non-interest income and other reasons for fluctuations during the year ended December 31, 2017 compared to the same period in 2016 and the year ended December 31, 2016 compared to the same period in 2015.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses will fluctuate from period to period and are often attributable to various balance sheet risk strategies. During the year ended December 31, 2017, the Company sold securities classified as available for available for sale totaling $18,688 and recognized a gain of $59. During the year ended December 31, 2016, the Company sold securities classified as available for sale totaling $31,782 and recognized a net gain of $36. Proceeds from sales during 2016 were primarily reinvested in higher yielding securities with comparable interest rate and credit risk. During the year ended December 31, 2015, the Company sold securities classified as available for sale and held to maturity totaling $27,258 and recognized a net loss of $388. During the first quarter of 2015, the Bank sold securities that were previously classified as held to maturity and recognized a loss on sale of $396, which is included in the net loss above. All other securities classified as held to maturity were transferred to available-for-sale during the first quarter of 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate as the rate environment changes and as changes occur to our mortgage operations. Gains on mortgage loans sold, net, amounted to $3,675, $6,317 and $10,999, for the years ended December 31, 2017, 2016 and 2015, respectively. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. We completed the transition of a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during year ended December 31, 2017 and 2016 was directly attributable to the transition. We did notice an increase in gains on mortgage loans sold during the second half of 2017 was influenced by our new first-lien HELOC program.

During the year ended December 31, 2017, we recognized a gain of $27 due to the recognition of a previously deferred gain from a payoff of a loan. During the year ended December 31, 2016, we recognized a gain on sale of other real estate of $301 when we sold the remaining two properties in our other real estate portfolio and recognized a gain previously deferred related to the payoff of a loan financing a previous other real estate sale.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $836, $750 and $541 for the years ended December 31, 2017, 2016 and 2015, respectively. Primarily, the increases in earnings on these bank-owned life insurance policies resulted from an additional purchased $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies, and during 2016, and an additional $8.0 million of bank-owned life insurance was purchased with terms similar to our existing policies during 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Rental income relates to rent received on foreclosed properties and is minimal for the periods presented.

Non-Interest Expense

The following is a summary of our non-interest expense for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,		Dollar Increase	Percent Increase	Year Ended December 31,	Dollar Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)	2015	(Decrease)	(Decrease)
Non-interest expense
Salaries and employee benefits	$18,432	$18,256	$176	1.0%	$18,657	$(401)	-2.1%
Occupancy	3,353	3,174	179	5.6%	3,387	(213)	-6.3%
Information technology	2,715	2,486	229	9.2%	2,479	7	0.3%
Advertising and public relations	264	702	(438)	-62.4%	1,213	(511)	-42.1%
Audit, legal and consulting	2,865	1,287	1,578	122.6%	1,892	(605)	-32.0%
Federal deposit insurance	399	438	(39)	-8.9%	383	55	14.4%
Provision for losses on other real estate	-	70	(70)	-100.0%	110	(40)	-36.4%
Other operating	3,048	3,961	(913)	-23.0%	3,448	513	14.9%
Total non-interest expense	$31,076	$30,374	$702	2.3%	$31,569	$(1,195)	-3.8%

The most significant reason for the changes during the years ended December 31, 2017 and 2016 relate to the consulting cost from the Merger between Reliant Bancorp Inc. and Community First Inc. that was effective January 1, 2018. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the years ended December 31, 2017, 2016 and 2015.

Salaries and employee benefits increased for the year ended December 31, 2017 compared to the same period in 2016 and decreased for the year ended December 31, 2016 compared to the same period in 2015. The primary reason for the change during the year ended December 31, 2017 compared to the same period in 2016 was attributable to the staffing of the Green Hills branch, the Chattanooga loan and deposit production office, and other strategic hires. The decrease from 2015 to 2016 was primarily a result of a decrease in compensation from transitioning several of our out-of-market mortgage offices to another bank and was partially offset from general increases in compensation of our staff.

Certain of our facilities are leased while there are others that we own. Occupancy costs increased during the year ended December 31, 2017 compared to the same period in 2016. This increase is due to the depreciation for the Green Hills location, Chattanooga location, and Mortgage office in Brentwood. Additionally, the Chattanooga location and the Mortgage office in Brentwood were both new leases in 2017. Occupancy costs decreased during the year ended December 31, 2016 compared to the same period in 2015. This decrease is due to transitioning several of our out-of-market mortgage offices to another bank.

Information technology costs increased for the year ended December 31, 2017 when comparing to the comparable periods in 2016 and 2015. This increase is mainly attributable to projects implemented in 2017.

Advertising and public relations costs decreased when comparing the year ended December 31, 2017 to the similar period in 2016, by $438. The decrease was substantially attributable to a decline in our direct-mail advertising and related consultation expenditures and partially offset by the recently completed marketing campaign to increase core deposits. Additional customer acquisition strategies are being evaluated by the Company. Advertising and public relations costs decreased when comparing the year ended December 31, 2016 to the similar period in 2015, by $511. The decrease is primarily due to transitioning several of our out-of-market mortgage offices to another bank. These decreases have been partially offset by cost increases attributable to our current customer acquisition strategy.

Audit, legal and consulting costs increased $1,578 when comparing the year ended December 31, 2017 compared to the similar period in 2016 due to an increase in merger-related expenses. The decrease from 2015 to 2016 of $605 was due to merger-related expenses and partially offset by the costs associated with being a public company.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased $39 for year ended December 31, 2017, compared to the same period in 2016 and increased $55 for the year ended December 31, 2016 compared to the same period in 2015. This decrease in 2017 is primarily the result of a reduction in the applicable rate which was partially offset by the increase in average liabilities. The increase in 2016 relates to our increase in average liabilities which is the base for determining our premiums. The costs associated with the increase in average liabilities.

We recorded a provision for losses on other real estate of $70 and $110 during the years ended December 31, 2016, 2015 compared to none in 2017. The provision recorded for 2016 related to a property held in our other real estate portfolio while the provision recorded for 2015 related to a different property held in our other real estate portfolio.

Other operating expenses decreased by $913 for the year ended December 31, 2017 compared to the same period in 2016 due to decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank, and the reversal of the lower of cost or market adjustment for loans held for sale during 2017. Other operating expenses increased $513 for the year ended December 31, 2016, compared to the same period in 2015 mainly due to the Merger effective April 1, 2015. These increases from 2015 compared to 2016 were partially offset by decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank. We also recorded a provision for unfunded commitments of $85 and $323 during the years ended December 31, 2016 and 2015, respectively. This provision was recorded to provide for estimated losses in our unfunded loan commitments.

Income Taxes

During the years ended December 31, 2017, 2016 and 2015 we recorded income tax expense of $1,942, $2,213 and $2,271, respectively. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes. During the third quarter of 2015, the Company began consolidating the results of the Bank and the mortgage banking operations in its tax filings with the State of Tennessee. At that time, we recognized a cumulative benefit of $159 relating to 2014 and prior tax losses of the mortgage banking operations that were available to offset a portion of the income of the Bank. Results of the mortgage banking operations were previously reported on the individual state returns of the Bank and mortgage banking operation’s non-controlling members.

Our income tax expense for the year ended December 31, 2017, reflects an effective income tax rate of 21.7% (exclusive of a tax benefit from our mortgage banking operations of $66 on pre-tax loss of $1,149 and inclusive of tax expense $620 related to the revaluation of our deferred tax asset based on the change in the tax law) compared to 20.4% (exclusive of a tax benefit from our mortgage banking operations of $72 on pre-tax loss of $1,111) for the comparable period of 2016. During the year ended December 31, 2017 and 2016, the Company recognized excess tax benefits of $184 and $478 related to the exercise of stock options, respectively, thereby reducing our effective tax rate as compared to the year ended December 31, 2015. Also, during the year ended December 31, 2016, the Bank entered into an interest-free loan agreement and recognizes a state tax credit in the amount of $650 for 2016 and 2017. Our income tax expense was also positively affected by our increase in income earned on tax-exempt securities in 2017 and 2016. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.  The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.  In 2018, our effective tax rate before temporary and permanent difference will decrease to 26.135% due to the change in rate by the newly enacted Tax Cuts and Jobs Act that reduced the federal corporate tax rate from 35% to 21%.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the year ended December 31, 2016, the Company transitioned most of its out-of-market mortgage offices to another bank. The venture incurred a net loss of $1,083 for the year ended December 31, 2017, net loss of $1,039 for the year ended December 31, 2016 and a net income of $407 for the year ended December 31, 2015. The net loss for the year ended December 31, 2017, results in a cumulative net loss from the venture of $4,352. These amounts are included in our consolidated results. See Note 20 for segment reporting in the consolidated financial statements included elsewhere herein.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Return on assets	0.73%	1.01%	0.76%
(Net income divided by average total assets)
Return on equity	6.15%	8.57%	6.96%
(Net income divided by average equity)
Dividend payout ratio	26.97%	18.64%	22.73%
(Dividends declared per share divided by net income per share)
Equity to assets ratio	11.83%	11.77%	10.92%
(Average equity divided by average total assets)
Leverage capital ratio - Bank	11.68%	10.75%	9.88%
(Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2017 excluding the net unrealized gain on available-for-sale securities which is shown as an increase in shareholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital
Shareholders' equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$123,862
Tier 2 capital
Allowable allowance for loan losses (limited to 1.25% of gross risk- weighted assets)	9,731

Total risk-based capital	$133,593

Risk-weighted assets, gross	$906,112
Less: Excess allowance for loan and lease losses	-

Risk-weighted assets, net	$906,112

Risk-based capital ratios:
Tier 1 risk-based capital ratio	13.67%

Total risk-based capital ratio	14.74%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 9.25%. At December 31, 2017, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets were $1,125,034 at December 31, 2017 and $911,984 at December 31, 2016. Our assets increased by 23.4% from December 31, 2016 to December 31, 2017. The increase in assets from December 31, 2016 to December 31, 2017, was substantially attributable to an increase in net loans of approximately $104.8 million, discussed further below; a net increase in our securities portfolio of $73.4 million, discussed further below; an increase of $33.5 million in mortgage loans held for sale; and a $8.8 million increase in bank-owned life insurance. These increases were offset by a decrease in cash and cash equivalents of $3.6 million and a decrease in other assets of $4.5 million. The Company’s total liabilities were $984,897 at December 31, 2017 and $805,065 at December 31, 2016, an increase of 22.3%. The increase in total liabilities from December 31, 2016 to December 31, 2017, was substantially attributable to an increase in total deposits of $119.7 million and an increase of $64.5 million in Federal Home Loan Bank advances. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed, the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at December 31, 2017, and December 31, 2016, were $762,488 and $657,701, respectively. This represented an increase of 15.9% from December 31, 2016 to December 31, 2017.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (“PCI”) loans).

	As of December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent

Commerical, industrial and agricultural	$138,706	18.0%	$134,404	20.1%	$143,770	23.3%
Real estate:
1-4 family residential	111,932	14.4%	113,031	16.9%	110,736	17.9%
1-4 family HELOC	72,017	9.3%	57,460	8.6%	49,665	8.0%
Multifamily and commercial real estate	261,044	33.8%	215,639	32.3%	202,736	32.8%
Construction, land development and farmland	156,452	20.3%	115,889	17.4%	89,763	14.6%
Consumer	17,605	2.3%	17,240	2.6%	15,271	2.5%
Other	14,694	1.9%	13,745	2.1%	5,556	0.9%
	772,450	100.0%	667,408	100.0%	617,497	100.0%
Less:
Deferred loan fees	231		625		927
Allowance for possible loan losses	9,731		9,082		7,823

Loans, net	$762,488		$657,701		$608,747

	As of December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Commerical, industrial and agricultural	$80,817	25.5%	$84,715	29.6%
Real estate:
1-4 family residential	41,297	13.0%	38,604	13.5%
1-4 family HELOC	33,108	10.4%	35,353	12.3%
Multifamily and commercial real estate	112,805	35.6%	91,400	31.9%
Construction, land development and farmland	37,127	11.7%	27,916	9.7%
Consumer	11,771	3.7%	8,330	2.9%
Other	300	0.1%	302	0.1%
	317,225	100.0%	286,620	100.0%
Less:
Deferred loan fees	375		320
Allowance for possible loan losses	7,353		8,530

Loans, net	$309,497		$277,770

The table below provides a summary of PCI loans as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Commerical, industrial and agricultural	$298	$385
Real estate:
1-4 family residential	47	92
1-4 family HELOC	-	36
Multifamily and commercial real estate	1,217	3,321
Construction, land development and farmland	1,508	1,569
Consumer	-	-
Other	-	-
Total gross PCI loans	3,070	5,403
Less:
Remaining purchase discount	156	635
Allowance for possible loan losses	4	6

Loans, net	$2,910	$4,762

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $138,706 at December 31, 2017, increased 3.2% compared to $134,404 as of December 31, 2016. Agricultural loans represent 10.1% of the total commercial, industrial and agricultural portfolio, and 1.8% of gross loans at December 31, 2017.

Real estate loans comprised 77.9% of the loan portfolio at December 31, 2017. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from December 31, 2016 to December 31, 2017. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $261,044 at December 31, 2017, increased 21.1% compared to the $215,639 as of December 31, 2016. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased during 2016 and 2017, based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a small increase from December 31, 2016, to December 31, 2017, of 2.1%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a 6.9% increase from December 31, 2016 to December 31, 2017.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2017, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, industrial and agricultural	$58,592	$57,706	$22,408	$138,706
Real estate:
1-4 family residential	19,418	67,200	25,314	111,932
1-4 family HELOC	8,369	13,890	49,758	72,017
Multifamily and commercial real estate	21,198	118,484	121,362	261,044
Construction, land development and farmland	87,042	40,165	29,245	156,452
Consumer	11,577	5,758	270	17,605
Other	1,658	5,341	7,695	14,694
Total	$207,854	$308,544	$256,052	$772,450

Fixed interest rate	$83,022	$256,982	$195,205	$535,209
Variable interest rate	124,832	51,562	60,847	237,241
Total	$207,854	$308,544	$256,052	$772,450

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

At December 31, 2017, the allowance for loan losses was $9,731 compared to $9,082 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.26% at December 31, 2017 and 1.36% at December 31, 2016. The allowance was adjusted upward from December 31, 2016 to December 31, 2017. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers.

The following table sets forth the activity in the allowance for loan losses for the years presented.

Analysis of Changes in Allowance for Loan Losses

	2017	2016	2015	2014	2013

Beginning Balance, January 1	$9,082	$7,823	$7,353	$8,530	$7,760
Loans charged off:
Commerical, industrial and agricultural	(976)	(84)	-	(9)	(41)
Real estate:
1-4 family residential	(14)	(25)	-	-	(53)
1-4 family HELOC	-	-	(6)	-	(143)
Multifamily and commercial real estate	-	-	-	-	-
Construction, land development and farmland	(45)	-	-	-	-
Consumer	(36)	-	(35)	(120)	(16)
Other	-	(36)	-	(11)	-
Total loans charged off	(1,071)	(145)	(41)	(140)	(253)
Recoveries on loans previously charged off:
Commerical, industrial and agricultural	378	323	346	178	381
Real estate
1-4 family residential	-	66	15	100	281
1-4 family HELOC	19	11	25	25	354
Multifamily and commercial real estate	-	18	388	49	105
Construction, land development and farmland	5	6	7	111	250
Consumer	2	12	-	-	1
Other	-	-	-	-	1
Total loan recoveries	404	436	781	463	1,373
Net recoveries (charge-offs)	(667)	291	740	323	1,120
Provision for loan losses	1,316	968	(270)	(1,500)	(350)
Total allowance, December 31	$9,731	$9,082	$7,823	$7,353	$8,530
Gross loans at end of period (1)	$772,450	$667,408	$617,497	$317,225	$286,620
Average gross loans (1)	$714,982	$640,592	$517,148	$293,195	$283,276
Allowance to total loans	1.26%	1.36%	1.27%	2.32%	2.98%
Net charge offs (recoveries) to average loans	0.09%	-0.05%	-0.14%	-0.11%	-0.40%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the years presented.

	2017			2016			2015
		% of	% of Loan		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans	Amount	To Total	Total Loans

Commerical, industrial and agricultural	$2,538	26.1%	18.0%	$2,432	26.8%	20.1%	$2,198	28.1%	23.3%
Real estate:
1-4 family residential	773	7.9%	14.4%	1,178	13.0%	16.9%	1,214	15.5%	17.9%
1-4 family HELOC	595	6.1%	9.3%	704	7.8%	8.6%	699	8.9%	8.0%
Multifamily and commercial real estate	3,166	32.6%	33.8%	2,737	30.1%	32.3%	2,591	33.1%	32.8%
Construction, land development and farmland	2,434	25.0%	20.3%	1,786	19.7%	17.4%	894	11.4%	14.6%
Consumer	183	1.9%	2.3%	208	2.3%	2.6%	192	2.5%	2.5%
Other	42	0.4%	1.9%	37	0.3%	2.1%	35	0.5%	0.9%
Unallocated	-	0.0%	0.0%	-	0.0%	0.0%	-	0.0%	0.0%
	$9,731	100.0%	100.0%	$9,082	100.0%	1773.1%	$7,823	100.0%	100.0%

	2014			2013
		% of	% of Loan		% of	% of Loan
		Allowance	Type to		Allowance	Type to
	Amount	To Total	Total Loans	Amount	To Total	Total Loans

Commerical, industrial and agricultural	$2,184	29.7%	25.5%	$2,138	25.1%	29.6%
Real estate:
1-4 family residential	642	8.7%	13.0%	1,071	12.6%	13.5%
1-4 family HELOC	854	11.6%	10.4%	865	10.1%	12.3%
Multifamily and commercial real estate	2,070	28.2%	35.6%	1,581	18.5%	31.9%
Construction, land development and farmland	742	10.1%	11.7%	553	6.5%	9.7%
Consumer	181	2.5%	3.7%	257	3.0%	2.9%
Other	2	0.0%	0.1%	13	0.2%	0.1%
Unallocated	678	9.2%	0.0%	2,052	24.0%	0.0%
	$7,353	100.0%	100.0%	$8,530	100.0%	100.0%

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

The following table provides information with respect to the Company’s non-performing assets.

	December 31,
	2017	2016	2015	2014	2013

Non-accrual loans	$5,161	$5,634	$5,004	$2,625	$3,570
Past due loans 90 days or more and still accruing interest	-	-	-	-	-
Restructured loans	2,170	2,953	1,706	6,192	5,455
Total non-performing loans	7,331	8,587	6,710	8,817	9,025
Other real estate	-	-	1,149	1,204	1,375
Total non-performing assets	$7,331	$8,587	$7,859	$10,021	$10,400
Total non-performing loans as a percentage of total loans	0.95%	1.29%	1.09%	2.78%	3.15%
Total non-performing assets as a percentage of total assets	0.65%	0.94%	0.90%	2.23%	2.70%
Allowance for loan losses as a percentage of non-performing loans	132.74%	105.76%	116.59%	83.40%	94.52%

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

Securities are a component of the Company’s earning assets. Securities totaled $220,201 at December 31, 2017. This represents a 50.0% increase from the December 31, 2016 total of $146,813. The increase is attributable to purchasing $95,430 securities available for sale during the year ended December 31, 2017, offset by sales, principal paydowns and maturities of $25,451 during the same period.

Restricted equity securities totaled $7,774 at December 31, 2017. This represents a 9.0% increase from the December 31, 2016 total of $7,133. Restricted securities consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2017			December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$17,339	17,288	7.85%	$1,909	1,908	1.30%	$4,918	4,836	3.61%
State and municipal	189,576	191,752	87.08%	122,813	119,634	81.49%	86,604	87,595	65.46%
Corporate bonds	1,500	1,492	0.68%	2,000	1,987	1.35%	2,000	1,979	1.48%
Mortgage backed securities	6,262	6,169	2.80%	20,197	20,034	13.65%	36,617	36,165	27.02%
Time deposits	3,500	3,500	1.59%	3,250	3,250	2.21%	3,250	3,250	2.43%
Total	$218,177	220,201	100.00%	$150,169	146,813	100.00%	$133,389	133,825	100.00%

The table below summarizes the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield

U.S.Treasury and other U.S. government agencies	$-	-	$646	2.20%	$1,273	2.02%	$15,369	2.29%	$17,288	2.27%
State and municipal	4,443	2.96%	8,572	2.67%	10,074	3.66%	168,663	4.40%	191,752	4.25%
Corporate bonds	501	2.37%	991	2.01%	-	-	-	-	1,492	2.13%
Mortgage backed securities	18	1.55%	1,770	2.33%	1,415	1.76%	2,966	2.10%	6,169	2.08%
Time deposits	-	-	3,500	2.19%	-	-	-	-	3,500	2.19%
Total	$4,962	2.72%	$15,479	2.44%	$12,762	3.02%	$186,998	3.95%	$220,201	3.98%

Securities pledged at December 31, 2017 and 2016 had a carrying amount of $78,220 and $36,292 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

Premises and Equipment

Premises and equipment, net, totaled $9,790 at December 31, 2017 compared to $9,093 at December 31, 2016, a net increase of $697 or 7.7%. Asset purchases amounted to approximately $1,766 during the year ended 2017 while related depreciation expense amounted to $1,017. At December 31, 2017, we operated from eight retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan and deposit production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Our other six bank branch locations are in Franklin, Springfield, Gallatin, and Nashville, Tennessee. Our commercial loan and deposit production offices are in Murfreesboro and Chattanooga, Tennessee. As of December 31, 2017 our mortgage loan production offices were located in Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland. During the year ended December 31, 2016, the Company transitioned most of it out-of-market branches to another bank.

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

At December 31, 2017, total deposits were $883,519, an increase of $119,685, or 15.7%, compared to $763,834 at December 31, 2016. During the year ended December 31, 2017, we increased interest bearing demand deposits decreased by $2.8 million, or 3.2%, increased savings and money market deposits by $21.4 million, or 11.7% and increased time deposits by $98.3 million, or 27.3%, while non-interest bearing demand deposits decreased $2.8 million, or 2.1%. A substantial portion of the increase in the time deposits is attributable to our marketing campaign in August 2017. We are continuing to focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds. As of December 31, 2017, non-interest bearing deposits represent 14.9% of total deposits.

The average amounts for deposits for 2017, 2016 and 2015 are detailed in the following schedule (in thousands, except for percentages).

	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing deposits	$134,408	0.00%	$127,619	0.00%	$83,731	0.00%
Interest bearing demand	84,171	0.21%	88,775	0.21%	88,857	0.21%
Savings and money market	196,939	0.38%	186,473	0.34%	158,670	0.29%
Time deposits-retail	319,456	0.98%	159,351	0.70%	116,364	0.76%
Time deposits-wholesale	88,114	1.10%	102,626	0.70%	95,719	0.56%

	$823,088	0.61%	$664,844	0.40%	$543,341	0.38%

The following table shows maturity of time deposits of $250,000 or more by category based on time remaining until maturity.

December 31,
2017
Three months or less	$136,764
Over three months through six months	92,575
Over six months through 12 months	16,703
Over one year through three years	14,740
Over three years through five years	4,032
Over five years	-
Total	$264,814

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of December 31, 2017. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	-4.4%	-15%	-8.8%	-15%
-100 bp	-0.8%	-10%	-1.7%	-10%
+100 bp	-0.3%	-10%	-1.0%	-10%
+200 bp	-0.9%	-15%	-2.3%	-15%
+300 bp	-1.2%	-20%	-3.4%	-20%
+400 bp	-2.1%	-25%	-5.1%	-25%

We were in compliance with the earnings simulation model policies monitored by the Bank as of December 31, 2017, indicating what we believe to be a fairly neutral profile.

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

At December 31, 2017, our model results indicated that we were within these policy limits.

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

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2017:

		Repricing Within
	Total	1-90 days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income (1)	$767,289	$217,726	$66,180	$269,312	$214,071
Available for sale securities	220,201	18,203	1,191	10,334	190,473
Mortgage loans held for sale	45,322	37,726	-	-	7,596
Deposits with banks	17,305	17,305	-	-	-
Federal funds sold and other	171	171	-	-	-

Total earning assets	1,050,288	291,131	67,371	279,646	412,141

Interest-bearing liabilities:
Interest-bearing demand accounts	88,230	88,230	-	-	-
Savings and money market accounts	205,230	205,230	-	-	-
Time deposits	458,063	190,041	186,405	81,617	-
Federal funds purchased	-	-	-	-	-
Federal Home Loan Bank advances	96,747	85,500	6,000	1,373	3,874

Total interest-bearing liabilities	848,270	569,001	192,405	82,990	3,874

Interest-sensitivity gap	$202,018	$(277,870)	$(125,034)	$196,656	$408,266

Cumulative gap		$(277,870)	$(402,904)	$(206,248)	$202,018

Interest -sensitivity gap as % of total average assets		-27.91%	-12.56%	19.76%	41.01%

Cumulative gap as % of total average assets		-27.91%	-40.48%	-20.72%	20.29%

(1) Loans, net of unearned income excludes non-accrual loans

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

At December 31, 2017, Federal Home Loan Bank advances totaled $96,747 compared to $32,287 as of December 31, 2016. The increase in FHLB advances was used to fund our growth in loans and securities.

At December 31, 2017, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates

2018	$91,500	1.52%
2019	-	0.00%
2020	-	0.00%
2021	409	2.73%
2022	964	1.22%
Thereafter	3,874	2.03%

	$96,747	1.54%

Capital

Stockholders’ equity was $140,137 at December 31, 2017, an increase of $33,218, or 31.1%, from $106,919 at December 31, 2016. During the third quarter of 2017, the company issued 1,137,000 shares of common stock in a private offering raising $23.2 million net of expenses of which $20.0 million was pushed-down to the Bank. Additionally, the Company raised $823 of capital through the exercise of Company stock options during the year ended December 31, 2017. The additional capital for the stock option exercises and a portion of the proceeds from the private placement was pushed-down to the Bank and when combined with the accretion of earnings to capital partially offset by the declared dividends and the increase in assets led to an increase in the Bank’s December 31, 2017 Tier 1 leverage ratio to 11.68% compared with 10.75% at December 31, 2016 (see other ratios discussed further below). Common dividends of $2,024 (declared throughout the year) were paid during the year and the first quarter of 2018. An additional $145 was paid in the first quarter of 2018 due to the shares issued as part of the merger. As of December 31, 2016, common dividends of $1,711 were declared to be paid during the first quarter of 2017.

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

Actual and required capital amounts and ratios are presented below as of December 31, 2017 and December 31, 2016 for the Company and Bank.

	Actual Regulatory Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity Tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity Tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments (including commitments arising from the merger with Community First on January 1, 2018 and leases signed subsequent to year end) as of December 31, 2017:

	December 31, 2017
	Total	Due in one year or less	Due over one year and through three years	Due over three years and through five years	Due over five years
Deposits with maturities	$612,298	$488,938	$104,822	$18,538	$-
Federal Home Loan Bank advances	96,747	91,500	409	964	3,874
Federal funds purchased	-	-	-	-	-
Lease commitments	16,624	2,157	4,545	5,118	4,804
Total	$725,669	$582,595	$109,776	$24,620	$8,678

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows (dollars in thousands):

December 31,
2017

Unused lines of credit	$185,588
Standby letters of credit	13,176
Total commitments	$198,764

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

Impact of Recent Accounting Guidance

Please see Note 1 of the consolidated financial statements where we discuss the impact of recent accounting guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is included in “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Please see headings: “Market and Liquidity Risk Management,” “Interest Rate Sensitivity” and “Effect of Inflation and Changing Prices.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Reliant Bancorp maintains disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Reliant Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Reliant Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, Reliant Bancorp’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Reliant Bancorp, Inc.’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Reliant Bancorp’s internal control over financial reporting during Reliant Bancorp’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Reliant Bancorp’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to the Company’s proxy statement for the 2018 annual meeting of shareholders under the captions “Proposal One - Election of Directors,” “Information About the Directors,” “Information About the Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the proxy statement, under the captions “Compensation of Directors and Executive Officers” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to the proxy statement for the 2018 annual meeting of shareholders, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	170,761	14.48	1,140,236 (1)

Equity compensation plans not approved by security holders	-	-	-
Total	170,761	14.48	1,140,236

(1)

This number includes 434,186 securities available to be issued under the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. Although this plan will remain in effect until March 23, 2021, the Company has no intentions to issue new awards under the plan. Future awards are intended to be issued under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan for which the number of securities remaining available for future issuance is 706,050.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Proposal One - Election of Directors” and “Related Party Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption “Proposal Two - Ratification of Independent Registered Public Accountants.”

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

RELIANT BANCORP, INC.

Date: March 16, 2018	By:	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ Homayoun Aminmadani	March 16, 2018
Homayoun Aminmadani, Director /s/ DeVan D. Ard	March 16, 2018
DeVan D. Ard, Chairman, President, and Chief Executive Officer (Principal Executive Officer) /s/ Charles Trimble Beasley	March 16, 2018
Charles Trimble (Trim) Beasley, Director /s/ John Lewis Bourne	March 16, 2018
John Lewis (Buddy) Bourne, Director /s/ William R. DeBerry	March 16, 2018
William R. DeBerry, Director
/s/ J. Dan Dellinger	March 16, 2018
J. Dan Dellinger, Chief Financial Officer
/s/ Sharon H. Edwards	March 16, 2018
Sharon H. Edwards, Director /s/ Farzin Ferdowsi	March 16, 2018
Farzin Ferdowsi, Director /s/ Darrell S. Freeman	March 16, 2018
Darrell S. Freeman, Sr., Director

/s/ James Gilbert Hodges	March 16, 2018
James Gilbert Hodges, Director

/s/ Louis E. Holloway	March 16, 2018
Louis E. Holloway, Director and Chief Operating Officer
/s/ James R. Kelley	March 16, 2018
James R. Kelley, Director

/s/ Don R. Sloan	March 16, 2018
Don Richard Sloan Director

Reliant Bancorp, Inc.

Consolidated Financial Statements

December 31, 2017 and 2016

RELIANT BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Management Report On Internal Control Over Financial Reporting

The management of Reliant Bancorp, Inc. and its subsidiaries (collectively referred to as “the Company”) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Reliant Bancorp, Inc.’s internal control over financial reporting is effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Reliant Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Bancorp, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Maggart & Associates, P.C.

We have served as the Company’s auditor since 2015.

Nashville, Tennessee

March 16, 2018

1201 DEMONBREUN STREET ▪ SUITE 1220 ▪ NASHVILLE, TENNESSEE 3720.-3140 ▪ (615) 252-6100 ▪ Fax ▪ (615) 252-6105

www.maggartpc.com

RELIANT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

	2017	2016
ASSETS
Cash and due from banks	$20,497	$23,413
Federal funds sold	171	830
Total cash and cash equivalents	20,668	24,243
Securities available for sale	220,201	146,813
Loans, net	762,488	657,701
Mortgage loans held for sale, less allowance for fair market adjustment of $160 at December 31, 2016	45,322	11,831
Accrued interest receivable	5,744	3,786
Premises and equipment, net	9,790	9,093
Restricted equity securities, at cost	7,774	7,133
Cash surrender value of life insurance contracts	33,663	24,827
Deferred tax assets, net	1,099	3,437
Goodwill	11,404	11,404
Core deposit intangibles	1,280	1,582
Other assets	5,601	10,134

TOTAL ASSETS	$1,125,034	$911,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$131,996	$134,792
Interest-bearing demand	88,230	85,478
Savings and money market deposit accounts	205,230	183,788
Time	458,063	359,776
Total deposits	883,519	763,834
Accrued interest payable	305	107
Federal funds purchased	-	3,671
Federal Home Loan Bank advances	96,747	32,287
Dividends payable	542	1,711
Other liabilities	3,784	3,455

TOTAL LIABILITIES	984,897	805,065

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	-	-
Common stock, $1 par value; 30,000,000 shares authorized; 9,034,439 and 7,778,309 shares issued and outstanding at December 31, 2017 and 2016, respectively	9,034	7,778
Additional paid-in capital	112,437	89,045
Retained earnings	17,189	12,212
Accumulated other comprehensive loss	1,477	(2,116)

TOTAL STOCKHOLDERS’ EQUITY	140,137	106,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,125,034	$911,984

COMMITMENTS AND CONTINGENCIES (NOTE 14)

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$34,176	$31,905	$26,017
Interest and fees on loans held for sale	868	773	1,523
Interest on investment securities, taxable	691	724	881
Interest on investment securities, nontaxable	3,904	2,211	1,185
Federal funds sold and other	519	402	282

TOTAL INTEREST INCOME	40,158	36,015	29,888

INTEREST EXPENSE
Deposits
Demand	173	182	190
Savings and money market deposit accounts	748	632	466
Time	4,095	1,835	1,416
Federal Home Loan Bank advances and other	655	714	646

TOTAL INTEREST EXPENSE	5,671	3,363	2,718

NET INTEREST INCOME	34,487	32,652	27,170

PROVISION FOR LOAN LOSSES	1,316	968	(270)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,171	31,684	27,440

NONINTEREST INCOME
Service charges on deposit accounts	1,251	1,239	958
Gains on mortgage loans sold, net	3,675	6,317	10,999
Gain (loss) on securities transactions, net	59	36	(388)
Gain on sale of other real estate	27	301	6
Loss on disposal of premises and equipment	(52)	-	-
Other	1,050	907	807

TOTAL NONINTEREST INCOME	6,010	8,800	12,382

NONINTEREST EXPENSE
Salaries and employee benefits	18,432	18,256	18,657
Occupancy	3,353	3,174	3,387
Information technology	2,715	2,486	2,479
Advertising and public relations	264	702	1,213
Audit, legal and consulting	2,865	1,287	1,892
Federal deposit insurance	399	438	383
Provision for losses on other real estate	-	70	110
Other operating	3,048	3,961	3,448

TOTAL NONINTEREST EXPENSE	31,076	30,374	31,569

INCOME BEFORE PROVISION FOR INCOME TAXES	8,105	10,110	8,253

INCOME TAX EXPENSE	1,942	2,213	2,271

CONSOLIDATED NET INCOME	6,163	7,897	5,982

NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	1,083	1,039	(407)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,246	$8,936	$5,575

Basic net income attributable to common shareholders, per share	$0.89	$1.18	$0.88
Diluted net income attributable to common shareholders, per share	$0.88	$1.16	$0.86

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

	2017	2016	2015

Consolidated net income	$6,163	$7,897	$5,982

Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $2,102, $(1,275) and $(17) for the years ended December 31, 2017, 2016 and 2015, respectively	3,384	(2,058)	(25)

Reclassification adjustment for (gains) losses included in net income, net of tax of $(23), $(14) and $149 for the years ended December 31, 2017, 2016 and 2015, respectively	(36)	(22)	239

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,348	(2,080)	214

TOTAL COMPREHENSIVE INCOME	$9,511	$5,817	$6,196

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE - JANUARY 1, 2015	3,910,191	$3,910	$38,955	$901	$(250)	$-	$43,516
Stock based compensation expense	-	-	104	-	-	-	104
Shares retained by shareholders of Commerce Union Bancshares, Inc., net of stock issuance costs of $741	3,069,030	3,069	44,091	-	-	-	47,160
Conversion shares issued to shareholders of Reliant Bank	83,015	83	(83)	-	-	-	-
Exercise of stock options	186,884	187	1,633	-	-	-	1,820
Restricted stock awards	30,500	31	(31)	-	-	-	-
Stock issuance costs	-	-	(149)	-	-	-	(149)
Noncontrolling interest distribuitons	-	-	-	-	-	(407)	(407)
Cash dividend declared to common shareholders ($0.20 per share)	-	-	-	(1,489)	-	-	(1,489)
Net income	-	-	-	5,575	-	407	5,982
Other comprehensive income	-	-	-	-	214	-	214
BALANCE - DECEMBER 31, 2015	7,279,620	7,280	84,520	4,987	(36)	-	96,751
Stock based compensation expense	-	-	251	-	-	-	251
Exercise of stock options	476,889	477	4,295	-	-	-	4,772
Restricted stock awards	23,800	23	(23)	-	-	-	-
Restricted stock forfeiture	(2,000)	(2)	2	-	-	-	-
Noncontrolling interest contributions	-	-	-	-	-	1,039	1,039
Cash dividend declared to common shareholders ($0.22 per share)	-	-	-	(1,711)	-	-	(1,711)
Net income (loss)	-	-	-	8,936	-	(1,039)	7,897
Other comprehensive income (loss)	-	-	-	-	(2,080)	-	(2,080)
BALANCE - DECEMBER 31, 2016	7,778,309	7,778	89,045	12,212	(2,116)	-	106,919
Stock based compensation expense	-	-	616	-	-	-	616
Exercise of stock options	72,080	72	751	-	-	-	823
Restricted stock awards	50,050	50	(50)	-	-	-	-
Restricted stock forfeiture	(3,000)	(3)	3	-	-	-	-
Common stock net of issuance costs of $1,805	1,137,000	1,137	22,072	-	-	-	23,209
Noncontrolling interest contributions	-	-	-	-	-	1,083	1,083
Cash dividend declared to common shareholders ($0.24 per share)	-	-	-	(2,024)	-	-	(2,024)
Net income (loss)	-	-	-	7,246	-	(1,083)	6,163
Reclassification of federal income tax rate change	-	-	-	(245)	245	-	-
Other comprehensive income	-	-	-	-	3,348	-	3,348
BALANCE - DECEMBER 31, 2017	9,034,439	$9,034	$112,437	$17,189	$1,477	$-	$140,137

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

	2017	2016	2015
OPERATING ACTIVITIES
Consolidated net income	$6,163	$7,897	$5,982
Reclassification of federal income tax rate change	(245)	-	-
Adjustments to reconcile consolidated net income to net cash provided (used) in operating activities
Provision for loan losses	1,316	968	(270)
Deferred income taxes (benefit)	504	235	(203)
Loss on disposal of premises and equipment	52	-	-
Depreciation and amortization of premises and equipment	1,017	976	890
Net amortization of securities	2,030	1,551	1,110
Net realized (gains) losses on sales of securities	(59)	(36)	388
Gains on mortgage loans sold, net	(3,675)	(6,317)	(10,999)
Stock-based compensation expense	616	251	104
Realization of gain on other real estate	(27)	(301)	(6)
Provision for losses on other real estate	-	70	110
Increase in cash surrender value of life insurance contracts	(836)	(750)	(541)
Mortgage loans originated for resale	(157,380)	(158,457)	(409,338)
Proceeds from sale of mortgage loans	127,564	208,036	391,884
Amortization of core deposit intangible	302	356	300
Change in
Accrued interest receivable	(1,958)	(690)	(465)
Other assets	4,371	(6,580)	(1,357)
Accrued interest payable	198	52	(107)
Other liabilities	403	1,501	(167)

TOTAL ADJUSTMENTS	(25,562)	40,865	(28,667)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,644)	48,762	(22,685)

INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(95,430)	(59,332)	(62,556)
Sales	18,688	31,782	6,609
Maturities, prepayments and calls	6,763	9,255	7,297
Activities in held to maturity securities
Sales	-	-	20,649
Maturities, prepayments and calls	-	-	-
Purchases of restricted equity securities	(641)	(889)	(1,007)
Loan originations and payments, net	(106,103)	(49,922)	(51,480)
Purchase of buildings, leasehold improvements, and equipment	(1,766)	(873)	(926)
Proceeds from sale of other real estate	-	1,313	568
Improvement of other real estate	-	(16)	-
Purchase of life insurance contracts	(8,000)	(4,000)	(4,000)
Cash received in merger	-	-	12,378

NET CASH USED IN INVESTING ACTIVITIES	(186,489)	(72,682)	(72,468)

FINANCING ACTIVITIES
Net change in deposits	119,685	123,826	57,848
Net change in federal funds purchased	(3,671)	3,671	(6,651)
Net change in Advances from Federal Home Loan Bank	64,460	(103,472)	51,403
Issuance of common stock, net	24,032	4,772	1,820
Stock issuance costs	-	-	(149)
Noncontrolling interest contributions received	1,245	285	305
Cash dividends paid on common stock	(3,193)	(1,489)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	202,558	27,593	104,576

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,575)	3,673	9,423
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,243	20,570	11,147
CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,668	$24,243	$20,570

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$5,473	$3,311	$2,742
Taxes	1,750	3,091	4,232

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$5,380	$(3,792)	$293
Unrealized loss on derivatives	47	423	-
Change in due to/from noncontrolling interest	1,083	754	(712)
Foreclosures transferred from loans to other real estate	-	-	622
Dividends declared, not paid	542	1,711	1,489

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Effective December 31, 2017, Commerce Union Bancshares, Inc., changed its name to Reliant Bancorp, Inc. (“the Company”). Organizational activities began in 2005. The Company provides financial services through its offices in Williamson, Robertson, Davidson, Sumner, Rutherford and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. On January 1, 2018, Community First, Inc. a community banking organization headquartered in Columbia Tennessee was merged with and into the Company. See Note 25.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a brief summary of the significant policies.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc., its wholly-owned subsidiary, Reliant Bank (the “Bank”), and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual consolidated financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 21, Reliant Bancorp, Inc. (formerly Commerce Union Bancshares, Inc.) and Reliant Bank merged effective April 1, 2015. The merger was accounted for as a reverse acquisition, and as a result, the historical financial statements presented for the Company are the historical financial statements of Reliant Bank for 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

Concentrations

At December 31, 2017, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted. The Company is concentrated in the middle Tennessee regional market and the operating results are impacted by the economic conditions of that area.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, federal funds sold, and short-term Federal Home Loan Bank borrowings.

The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers financially sound.

Federal funds sold of $171 and $830 at December 31, 2017 and 2016, respectively, were invested in one financial institution. Such funds were unsecured and matured the next business day.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, if an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale. Such loans are carried at the lower of aggregate cost or market value, as determined by outstanding commitments from investors. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. At December 31, 2016, a valuation allowance of $160 was attributable to mortgage loans held for sale and no valuation allowance was necessary at December 31, 2017. The related servicing rights are generally sold with the loans.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the terms of the related lease for leasehold improvements. The range of estimated useful lives for buildings is 30 to 40 years, for leasehold improvements are 3 to 25 years, which correlates with the applicable lease term, and for furniture, fixtures and equipment is 3 to 7 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

Additionally, during 2016, the Company elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for 2016 are presented as if we adopted ASU 2016-09 on January 1, 2016 on a prospective basis and prior periods have not been restated. ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2016 and the impact of applying that guidance reduced reported income tax expense by $184 and $478, or approximately $0.02 and $0.06 per diluted common share for 2017 and 2016, respectively.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period.

Income Taxes

Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and states income tax returns for years prior to fiscal year 2014 are no longer open to examination. Certain returns from years in which net operating losses have occurred are still open for examination by the tax authorities.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. At December 31, 2017, the Company’s reserve requirement was $2,636. At December 31, 2016, the Company did not have a reserve balance to maintain and at December 31, 2015, the Company’s reserve requirement was $10,310.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Shares

Preferred shares rights that can be set when issued as determined by the Board of Directors.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Company to shareholders.

Advertising Costs

Advertising costs are expensed as incurred and totaled $264, $684 and $1,117 for the years ended December 31, 2017, 2016 and 2015.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

Mortgage loans held for sale: A pricing model is used to estimate the fair value of mortgage loans held for sale. The Company uses a model as developed and performed by an independent entity to value such loans.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

No changes in the valuation methodologies have been made since the prior year

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

Reclassifications

Certain reclassifications have been made in the 2016 and 2015 consolidated financial statements to conform to the 2017 presentation. These reclassifications had no effect on the results of operations previously reported.

Recent Authoritative Accounting Guidance

The following discusses new authoritative accounting guidance and the related impact on the Company.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We do not expect these changes to have a significant impact on our consolidated financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2018 and will not have a significant impact on our financial statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We are evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also currently evaluating selected third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not presently expected to have a significant impact on the consolidated financial statements.

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on the consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance which permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt this change in accounting principle in the fourth quarter of 2017, which resulted in a decrease to retained earnings and an increase to accumulated other comprehensive income of $245 in 2017 on the Company’s consolidated statement of changes in stockholders’ equity.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows:

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$17,339	$45	$(96)	$17,288
State and municipal	189,576	3,081	(905)	191,752
Corporate bonds	1,500	5	(13)	1,492
Mortgage backed securities	6,262	3	(96)	6,169
Time deposits	3,500	-	-	3,500

Total	$218,177	$3,134	$(1,110)	$220,201

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury and other U. S. government agencies	$1,909	$4	$(5)	$1,908
State and municipal	122,813	446	(3,625)	119,634
Corporate bonds	2,000	8	(21)	1,987
Mortgage backed securities	20,197	11	(174)	20,034
Time deposits	3,250	-	-	3,250

Total	$150,169	$469	$(3,825)	$146,813

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

There were no held to maturity securities as of December 31, 2017 and 2016. On January 16, 2015, as part of a strategy to reposition the Company’s investment portfolio, $20,806 of securities classified as held to maturity were sold resulting in a loss on sale of $396. Subsequent to the sale, all other securities classified as held to maturity were transferred to available for sale.

The amortized cost and estimated fair value of available for sale securities at December 31, 2017 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$5,004	$5,011
Due in one to five years	13,659	13,641
Due in five to ten years	11,246	11,347
Due after ten years	182,006	184,033
Mortgage backed securities	6,262	6,169

Total	$218,177	$220,201

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2017:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$9,057	$74	$1,345	$22	$10,402	$96
State and municipal	19,899	128	34,946	777	54,845	905
Corporate bonds	-	-	487	13	487	13
Mortgage backed securities	2,412	14	3,349	82	5,761	96

Total temporarily impaired	$31,368	$216	$40,127	$894	$71,495	$1,110

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

At December 31, 2017, management had the intent and ability to hold all securities in a loss position for the foreseeable future, and the decline in fair value was largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 120 and 193 securities in an unrealized loss position as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017, 2016 and 2015, gross realized gains on sales of securities were $97, $359 and $75, respectively, and gross realized losses were $38, $323 and $463, respectively.

Securities pledged at December 31, 2017 and 2016 had a market value of $78,220 and $36,292, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity other than U.S Treasury and other U.S government agencies.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2017 and 2016 were comprised as follows:

	December 31, 2017	December 31, 2016
Commerical, Industrial and Agricultural	$138,706	$134,404
Real Estate
1-4 Family Residential	111,932	113,031
1-4 Family HELOC	72,017	57,460
Multi-family and Commercial	261,044	215,639
Construction, Land Development and Farmland	156,452	115,889
Consumer	17,605	17,240
Other	14,694	13,745
	772,450	667,408
Less
Deferred loan fees	231	625
Allowance for possible loan losses	9,731	9,082

Loans, net	$762,488	$657,701

At December 31, 2017 and 2016, loans are recorded net of purchase discounts of $272 and $1,210, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2017:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,432	$2,737	$1,786	$1,178
Charge-offs	(976)	-	(45)	(14)
Recoveries	378	-	5	-
Provision	704	429	688	(391)
Ending balance	$2,538	$3,166	$2,434	$773

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	-	(36)	-	(1,071)
Recoveries	19	2	-	404
Provision	(128)	9	5	1,316
Ending balance	$595	$183	$42	$9,731

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2016:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(84)	-	-	(25)
Recoveries	323	18	6	66
Provision	(5)	128	886	(77)
Ending balance	$2,432	$2,737	$1,786	$1,178

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	-	-	(36)	(145)
Recoveries	11	12	-	436
Provision	(6)	4	38	968
Ending balance	$704	$208	$37	$9,082

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2015:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,184	$2,070	$742	$642
Charge-offs	-	-	-	-
Recoveries	346	388	7	15
Provision	(332)	133	145	557
Ending balance	$2,198	$2,591	$894	$1,214

	1-4 Family HELOC	Consumer	Other	Unallocated	Total
Beginning balance	$854	$181	$2	$678	$7,353
Charge-offs	(6)	(35)	-	-	(41)
Recoveries	25	-	-	-	781
Provision	(174)	46	33	(678)	(270)
Ending balance	$699	$192	$35	$-	$7,823

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$606	$-	$57	$-
Acquired with credit impairment	2	-	2	-
Collectively evaluated for impairment	1,930	3,166	2,375	773
Total	$2,538	$3,166	$2,434	$773
Loans
Individually evaluated for impairment	$3,649	$1,921	$3,800	$2,114
Acquired with credit impairment	276	1,157	1,436	45
Collectively evaluated for impairment	134,781	257,966	151,216	109,773
Total	$138,706	$261,044	$156,452	$111,932

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$663
Acquired with credit impairment	-	-	-	4
Collectively evaluated for impairment	595	183	42	9,064
Total	$595	$183	$42	$9,731
Loans
Individually evaluated for impairment	$90	$-	$-	$11,574
Acquired with credit impairment	-	-	-	2,914
Collectively evaluated for impairment	71,927	17,605	14,694	757,962
Total	$72,017	$17,605	$14,694	$772,450

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 was as follows:

	Commercial Industrial and Agricultural	Multi Family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$747	$-	$17	$27
Acquired with credit impairment	-	6	-	-
Collectively evaluated for impairment	1,685	2,731	1,769	1,151
Total	$2,432	$2,737	$1,786	$1,178
Loans
Individually evaluated for impairment	$5,375	$2,036	$2,544	$1,972
Acquired with credit impairment	329	2,852	1,481	89
Collectively evaluated for impairment	128,700	210,751	111,864	110,970
Total	$134,404	$215,639	$115,889	$113,031

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$62	$-	$-	$853
Acquired with credit impairment	-	-	-	6
Collectively evaluated for impairment	642	208	37	8,223
Total	$704	$208	$37	$9,082
Loans
Individually evaluated for impairment	$1,479	$-	$-	$13,406
Acquired with credit impairment	16	-	-	4,767
Collectively evaluated for impairment	55,965	17,240	13,745	649,235
Total	$57,460	$17,240	$13,745	$667,408

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 2017, approximately 39% of the outstanding principal balance of the Company’s commercial real estate loan portfolio was secured by owner-occupied properties.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

Non-accrual loans by class of loan were as follows:

	December 31,	December 31,
	2017	2016
Commercial, Industrial and Agricultural	$2,110	$3,062
Multi-family and Commercial Real Estate	-	636
Construction, Land Development and Farmland	2,518	730
1-4 Family Residential Real Estate	533	344
1-4 Family HELOC	-	862

Total	$5,161	$5,634

Performing non-accrual loans totaled $1,096 and $2,799 at December 31, 2017 and 2016, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	-	3,078	-
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	-	2,159	-
1-4 Family HELOC	90	90	-	90	-

Total	$16,089	$11,535	$2,953	$14,488	$667

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$6,383	$3,924	$1,780	$5,704	$747
Multi-family and Commercial Real Estate	5,666	2,914	1,974	4,888	6
Construction, Land Development and Farmland	4,124	3,854	171	4,025	17
1-4 Family Residential Real Estate	2,422	2,035	27	2,062	27
1-4 Family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,905	$4,269	$18,174	$859

Individually impaired loans by class of loans were as follows at December 31, 2015:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance

Commercial, Industrial and Agricultural	$4,047	$2,145	$1,180	$3,325	$485
Multi-family and Commercial Real Estate	6,958	5,452	713	6,165	11
Construction, Land Development and Farmland	1,831	1,496	224	1,720	22
1-4 Family Residential Real Estate	3,763	3,009	372	3,381	241
1-4 Family HELOC	2,363	1,309	946	2,255	190

Total	$18,962	$13,411	$3,435	$16,846	$949

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Interest income recognized on impaired loans totaled $703, $848 and $853 for the years ended December 31, 2017, 2016 and 2015, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Commercial, industrial and agricultural	$5,225	$6,055
Multi family and commercial real estate	4,138	5,837
Construction, land development and farmland	4,502	3,243
1-4 family residential real estate	2,212	2,715
1-4 family HELOC	784	1,854
Total	$16,861	$19,704

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Consumer purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

Credit quality indicators by class of loan were as follows at December 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$135,833	$5	$2,868	$138,706
1-4 Family Residential Real Estate	108,426	1,392	2,114	111,932
1-4 Family HELOC	71,927	-	90	72,017
Multi-family and Commercial Real Estate	259,123	-	1,921	261,044
Construction, Land Development and Farmland	149,886	2,998	3,568	156,452
Consumer	17,605	-	-	17,605
Other	14,694	-	-	14,694
Total	$757,494	$4,395	$10,561	$772,450

Credit quality indicators by class of loan were as follows at December 31, 2016:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$129,880	$-	$4,524	$134,404
1-4 Family Residential Real Estate	109,592	1,427	2,012	113,031
1-4 Family HELOC	55,981	-	1,479	57,460
Multi-family and Commercial Real Estate	211,938	-	3,701	215,639
Construction, Land Development and Farmland	111,663	1,767	2,459	115,889
Consumer	17,240	-	-	17,240
Other	13,745	-	-	13,745
Total	$650,039	$3,194	$14,175	$667,408

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due loan balances by class of loan were as follows at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$7	$-	$1,548	$1,555	$137,151	$138,706
1-4 Family Residential Real Estate	617	-	-	617	111,315	111,932
1-4 Family HELOC	-	7	-	7	72,010	72,017
Multi-family and Commercial Real Estate	1,254	-	-	1,254	259,790	261,044
Construction, Land Development and Farmland	265	444	2,073	2,782	153,670	156,452
Consumer	14	-	-	14	17,591	17,605
Other	-	-	-	-	14,694	14,694
Total	$2,157	$451	$3,621	$6,229	$766,221	$772,450

Past due loan balances by class of loan were as follows at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans

Commercial, Industrial and Agricultural	$207	$1,586	$375	$2,168	$132,236	$134,404
1-4 Family Residential Real Estate	7	-	286	293	112,738	113,031
1-4 Family HELOC	-	-	-	-	57,460	57,460
Multi-family and Commercial Real Estate	-	-	-	-	215,639	215,639
Construction, Land Development and Farmland	58	-	730	788	115,101	115,889
Consumer	193	-	-	193	17,047	17,240
Other	-	-	-	-	13,745	13,745
Total	$465	$1,586	$1,391	$3,442	$663,966	$667,408

There were no loans past due 90 days or more and still accruing interest at December 31, 2017 or 2016.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled debt restructurings occurring during the year ended December 31, 2017 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

Construction, land development and farmland	2	$2,110	$1,640

Troubled debt restructurings occurring during the year ended December 31, 2016 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

Construction, land development and farmland	2	$1,712	$1,712

Troubled debt restructurings occurring during the year ended December 31, 2015 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments

1-4 family residential real estate	1	$196	$196

During the year ended December 31, 2017, two loans were modified in a troubled debt restructuring. One modification consisted of a partial charge off totaling $470, and a payment restructure with the modification having no effect on interest income for the remining balance of $308 at December 31, 2017. The other modificiation consisted of a temporary suspension of required monthly payments of a loan with a balance of $108 at December 31, 2017 and had no effect on the allowance for loan losses or interest income.

There were no charge offs resulting from modifications during the years ended December 31, 2016 and 2015. The modifications consisted of changes in the amortization terms of the loans and payment modifications. The modifications had no effect on the allowance for loan losses and interest income was not significantly affected. There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2017, 2016 and 2015.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As part of an acquisition completed during 2015, the Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans was as follows at December 31, 2017 and 2016, respectively:

	2017	2016
Commercial, Industrial and Agricultural	$298	$385
Multi-family and Commercial Real Estate	1,217	3,321
Construction, Land Development and Farmland	1,508	1,569
1-4 Family Residential Real Estate	47	92
1-4 Family HELOC	-	36
Total outstanding balance	3,070	5,403
Less remaining purchase discount	156	635
Allowance for loan losses	4	6
Carrying amount, net of allowance	$2,910	$4,762

During the years ended December 31, 2017, a loan with non-accretable purchase discount totaling $354 was paid in full resulting in the recognition of the discounts in interest income. During the year ended December 31, 2016, a loan with non-accretable purchase discount totaling $708 was paid in full resulting in the recognition of the discounts in interest income.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the years ended December 31, 2017, 2016 and 2015:

Balance at January 1, 2015	$-
New loans acquired	478
Accretion income	(97)
Reclassification to nonaccretable	(148)
Balance at December 31, 2015	233
Accretion income	(146)
Balance at December 31, 2016	87
Accretion income	(87)
Balance at December 31, 2017	$-

The Company decreased the allowance for loan losses on purchased credit impaired loans by $2 and $241 during the years ended December 31, 2017 and 2016, respectively, and increased the allowance for loan losses on purchased credit impaired loans by $247 during the year ended December 31, 2015.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties for the years ended December 31, 2017, 2016 and 2015, is as follows:

	2017	2016

Balance - January 1	$11,935	$10,484
New loans during the year	4,356	4,442
Repayments during the year	(7,710)	(2,991)

Balance - December 31	$8,581	$11,935

As of December 31, 2017 and 2016, none of these loans were restructured, nor were any related party loans charged off in 2017, 2016 or 2015.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2017 and 2016:

		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$17,288	$-	$17,288	$-
State and municipal	191,752	-	191,752	-
Corporate bonds	1,492	-	1,492	-
Mortgage backed securities	6,169	-	6,169	-
Time deposits	3,500	3,500	-	-
Interest rate swap	155	-	155	-

Liabilities
Interest rate swap	$180	$-	$180	$-

December 31, 2016
Assets
U. S. Treasury and other U. S. government agencies	$1,908	$-	$1,908	$-
State and municipal	119,634	-	119,634	-
Corporate bonds	1,987	-	1,987	-
Mortgage backed securities	20,034	-	20,034	-
Time deposits	3,250	3,250	-	-
Interest rate swap	195	-	195	-

Liabilities
Interest rate swap	$267	$-	$267	$-

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2017 and 2016:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Assets
Impaired loans	$2,286	$-	$-	$2,286

December 31, 2016
Assets
Impaired loans	$3,410	$-	$-	$3,410
Mortgage loans held for sale	11,831	-	11,831	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2017 and 2016:

	Valuation	Significant	Range
	Techniques (1)	Unobservable Inputs	(Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Mortgage loans held for sale	Pricing Model	Not applicable	Not applicable

(1)

The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent. Estimated cash flows change and appraised values of the assets or collateral underlying the loans will be sensitive to changes.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 4 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2017 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,497	$20,497	$20,497	$-	$-
Federal funds sold	171	171	-	171	-
Loans, net	762,488	762,574	-	-	762,574
Mortgage loans held for sale	45,322	46,467	-	46,467	-
Accrued interest receivable	5,744	5,744	-	5,744	-
Restricted equity securities	7,774	7,774	-	7,774	-
Financial liabilities
Deposits	883,519	882,533	-	-	882,533
Accrued interest payable	305	305	-	305	-
Federal Home Loan Bank advances	96,747	96,754	-	96,754	-

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2016 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$23,413	$23,413	$23,413	$-	$-
Federal funds sold	830	830	-	830	-
Loans, net	657,701	658,130	-	-	658,130
Accrued interest receivable	3,786	3,786	-	3,786	-
Restricted equity securities	7,133	7,133	-	7,133	-
Financial liabilities
Deposits	763,834	763,174	-	-	763,174
Accrued interest payable	107	107	-	107	-
Federal funds purchased	3,671	3,671	-	3,671	-
Federal Home Loan Bank advances	32,287	32,444	-	32,444	-

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

NOTE 5 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2017 and 2016 is as follows:

	2017	2016
Land	$1,211	$1,211
Buildings	4,717	4,717
Construction in progress	284	368
Leasehold improvements	4,727	3,828
Furniture, fixtures and equipment	8,145	7,316
	19,084	17,440
Less: accumulated depreciation	(9,294)	(8,347)

	$9,790	$9,093

Depreciation and amortization expense was $1,017, $976 and $890 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6 - RESTRICTED EQUITY SECURITIES

The Company owned the following restricted equity securities as of December 31, 2017 and 2016:

	2017	2016
Federal Reserve Bank	$3,546	$2,906
Federal Home Loan Bank	4,228	4,227

Total	$7,774	$7,133

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLE

The following presents the balances as of December 31, 2017, 2016 and 2015, of intangible assets acquired in business acquisitions:

	2017	2016	2015
Goodwill	$11,404	$11,404	$11,404

Amortized intangible assets:
Core deposit intangibles	$2,946	$2,946	$2,946
Less accumulated amortization	(1,666)	(1,364)	(1,008)
	$1,280	$1,582	$1,938

Amortization expense was $302, $356 and $300 for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization expense as of December 31, 2017 is as follows:

2018	$226
2019	226
2020	226
2021	226
2022	226
Thereafter	150
Total	$1,280

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 8 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2017 are as follows:

Maturity
2018	$376,446
2019	59,516
2020	13,815
2021	5,113
2022	3,173
$458,063

The aggregate amount of overdrafts reclassified to loans receivable was $118 and $154 at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, time deposits in excess of $250 totaled $264,814 and $221,136 respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2017 and 2016 were $14,280 and $14,151, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, advances from the Federal Home Loan Bank were as follows:

	2017	2016
Maturities January 2018 through March 2024, fixed rates ranging from 1.22% to 2.99%	$96,747	$32,287

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The weighted average rate of the total borrowings at December 31, 2017 and 2016 was 1.54% and 1.29%, respectively. The weighted average interest rate of the short-term borrowings outstanding at December 31, 2017 and 2016 was 1.43% and .65%, respectively. The advances were collateralized by $380,111 and $332,419 of real estate loans at December 31, 2017 and 2016, respectively. The Company’s additional borrowing capacity was $5,924 and $30,484 at December 31, 2017 and 2016, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

Required future principal payments on Federal Home Loan Bank borrowings are as follows:

2018	$92,398
2019	708
2020	721
2021	963
2022	612
Thereafter	1,345
Total	$96,747

NOTE 10 - BENEFIT PLANS

The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 3% contributed by the employee and 50% of the next 2% of the compensation contributed. Expense was $450 for 2017, $467 for 2016 and $416 for 2015.

NOTE 11 - INCOME TAXES

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

The Tax Reform Act permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after 2017. GAAP requires an adjustment to deferred taxes as a result of a change in the corporate tax rate in the period that the change is enacted, with the change recorded to the current year tax provision. Accordingly, the Company has remeasured its deferred tax assets and liabilities at the new tax rate and recorded a one-time noncash tax expense of $610 to deferred income taxes for the year ended December 31, 2017. This expense resulted in the Company’s higher effective tax rate for that year.

The income tax expense consists of the following for the years ended December 31:

	2017	2016	2015
Income tax expense
Current	$1,438	$1,978	$2,474
Deferred	504	235	(203)
Total provision for income tax expense	$1,942	$2,213	$2,271

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

A reconciliation of the income tax expense for the years ended December 31, 2017, 2016 and 2015 from the “expected” tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:

	2017		2016		2015
Computed “expected” tax expense	$2,756	34%	$3,437	34%	$2,806	34%

Increase (decrease) in tax expense resulting from:
Federal income tax rate change	620	8%	-	0%	-	0%
State tax expense, net of federal tax effect	331	4%	404	4%	348	4%
Tax exempt interest	(1,452)	-18%	(923)	-9%	(569)	-7%
Disallowed interest expense	193	2%	56	1%	53	1%
Incentive stock options	33	0%	22	0%	23	0%
Cash surrender value of life insurance contracts	(285)	-4%	(255)	-3%	(184)	-2%
Officers life insurance expense	-	0%	7	0%	2	0%
Excess tax benefit from stock compensation	(184)	-2%	(478)	-5%	-	0%
Nondeductible merger expenses	173	2%	-	0%	143	2%
Federal and state tax credits	(667)	-8%	(499)	-5%	(123)	-1%
Benefit of subsidiary net loss	-	0%	-	0%	(159)	-2%
Subsidiary disregarded for federal taxes	347	4%	378	4%	(88)	-1%
Others as a group	77	1%	64	1%	19	0%
Total income tax expense	$1,942	23%	$2,213	22%	$2,271	28%

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

The Company’s income tax filings from the years ending December 31, 2014 to present remain open to examination by tax jurisdictions.

During the years ended December 31, 2017, 2016 and 2015, deferred tax assets increased (decreased) by $(1,840), $1,289 and $132 related to unrealized gains and losses on available for sale securities, respectively, income tax expense (benefit) of $15, $14 and $(149) was recognized related to gains and losses reclassified from other comprehensive income.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

Significant components of deferred tax assets as of December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Organizational and start-up costs	$98	$188	$231
Core deposit intangible	(215)	(403)	(513)
Goodwill	(84)	(109)	(94)
Acquisition fair value adjustments	30	344	1,206
Allowance for loan losses	1,876	2,083	1,286
Loan fees	60	240	355
Other real estate	-	19	70
Premises and equipment	(427)	(691)	(645)
Unrealized (gain) loss on available for sale securities	(528)	1,312	23
Non-accrual loans	170	264	228
Other	119	190	236
Total	$1,099	$3,437	$2,383

State	$114	$418	$326
Federal	985	3,019	2,057
Net deferred tax asset	$1,099	$3,437	$2,383

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2017, it was more likely than not that all deferred tax assets would be realized.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 on December 22, 2017, which provides for a one-year measurement period that allows businesses time to evaluate the financial statement implications of the Tax Reform Act. Companies are required to disclose in financial filings whether their accounting for the income tax effects of the Tax Reform Act is complete, incomplete but reasonably estimated, or incomplete with no estimate provided. The measurement period allows businesses to gather the information necessary to prepare and analyze the income tax accounting effects of the Tax Reform Act on financial statements issued during the measurement period. During the measurement period, an entity may need to reflect adjustments to provisional amounts previously recorded after obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. Such adjustments to provisional amounts included in an entity’s financial statements during the measurement period would be included in income from continuing operations as an adjustment to income tax expense or benefit in the reporting period the amounts are determined.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 11 - INCOME TAXES (CONTINUED)

As noted above, the Company has recorded in income tax expense for 2017 the estimated impact of various provisions of the Tax Reform Act. The ultimate impact of the Tax Reform Act on the Company’s consolidated financial statements may differ materially from the amounts estimated herein due to further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, guidance that may be issued by income taxing authorities and regulatory bodies, and actions the Company may take as a result of the Tax Reform Act. The Company anticipates completing its tax accounting for the Tax Reform Act during the one-year measurement period, and will record and disclose any adjustments made to its initial estimates during that time frame.

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

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date. On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation. Effective, as of December 31, 2017, the name of the Stock Option Plan is now Reliant Bancorp, Inc. Stock Option Plan.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

A summary of the activity in the stock option plan for 2017 is as follows.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2017	241,541	$12.96
Granted	15,500	23.55
Exercised	(72,080)	11.42
Forfeited or expired	(14,200)	14.06
Outstanding at December 31, 2017	170,761	14.48	5.73	$1,905
Exercisable at December 31, 2017	95,861	13.00	3.75	$1,212
Vested and anticipated vesting shares as of December 31, 2017	168,514	14.45	5.73	$1,848

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested options at January 1, 2017	96,600	$3.36
Granted	15,500	6.46
Vested	(23,000)	6.95
Forfeited	(14,200)	3.18
Non-vested options at December 31, 2017	74,900	4.14

Information related to the stock option plan during each year follows and assumes a 3% forfeiture rate:

	2017	2016
Intrinsic value of options exercised	$827	$2,272
Cash received from option exercises	823	4,772
Tax benefit realized from option exercises	133	478

The fair value of options granted during 2017 and 2016 was determined using the following assumptions as of the grant date, resulting in an estimated fair value per option of $6.46 and $3.82, respectively.

	2017			2016
Risk-free interest rate	2.30	-	2.45%	1.33%	-	2.45%
Expected term (in years)		6.5		6.5	-	10
Expected stock price volatility	24%	-	29.90%	21%	-	24%
Dividend yield	0.98%	-	1.02%	1.02%	-	1.57%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

The following table shows the activity related to restricted stock for 2017 and 2016:

	2017	2016
Non-vested shares at January 1,	48,465	30,500
Granted	50,050	23,800
Vested	(13,016)	(3,835)
Forfeited	(3,000)	(2,000)
Non-vested shares at December 31,	82,499	48,465

The shares issued had a average market value of $23.65 per share in 2017 and $15.24 per share in 2016. The shares vest over periods ranging from one to three years. As of December 31, 2017, there was $1,118 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be charged over a weighted-average period of 1.9 years. In 2017, the fair value of share awards vested totaled $368.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2017 and 2016 the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual and required capital amounts and ratios are presented below as of December 31, 2017 and 2016.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.00%
Common equity tier 1	126,234	13.90%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.00%
Common equity tier 1	123,862	13.67%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.00%

December 31, 2016
Company
Tier I leverage	$96,682	10.86%	$35,610	4.000%	N/A	N/A
Common equity tier 1	96,682	13.00%	38,115	5.125%	N/A	N/A
Tier I risk-based capital	96,682	13.00%	49,271	6.625%	N/A	N/A
Total risk-based capital	105,764	14.22%	64,150	8.625%	N/A	N/A

Bank
Tier I leverage	$95,637	10.75%	$35,586	4.000%	$44,482	5.00%
Common equity tier 1	95,637	12.88%	38,054	5.125%	48,264	6.50%
Tier I risk-based capital	95,637	12.88%	49,192	6.625%	59,402	8.00%
Total risk-based capital	104,719	14.10%	64,057	8.625%	74,269	10.00%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

In July 2013, the Bank’s regulators adopted revised regulatory capital requirements known as “Basel III”, which became effective January 1, 2015. Required capital ratios applicable to the Bank under these guidelines are presented in the preceding table. The new requirements also establish a "capital conservation buffer" of 2.5% that will be phased in over four years. If capital levels fall below the minimum requirement plus the capital conservation buffer, the Bank will be subject to restrictions related dividend payments, share repurchases, and certain employee bonuses.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $78,200 at December 31, 2017. At December 31, 2017, the Company did not have outstanding balances for these federal funds lines. At December 31, 2016, the Company had an outstanding balance of $3,671 under these federal funds lines. The Company also has an unsecured line of credit at IDC Deposits with availability of $20,000. The Company had a balance outstanding under this line at December 31, 2017 of $2,000. The Company did not have a balance outstanding under this line at December 31, 2016. The Company also may access borrowings utilizing the Federal Reserve bank discount window of $12,900 at December 31, 2017. There were no funds advanced from the discount window at December 31, 2017 or 2016.

At December 31, 2017 and 2016, the Company has $210,000 and $170,000 in standby letters of credit with the Federal Home Loan Bank, with $208,829 and $162,190 pledged to secure municipal deposits.

At December 31, 2017, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers as defined in the agreements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 15 – LEASES (CONTINUED)

A summary of the Company’s leased facilities (other than month-to-month agreements) follows:

Base Lease Term
	Base Lease	With Renewal	Escalation
Property Description (In Tennesee unless noted)	Expiration Date	Periods	Clause
1736 Carothers Parkway, Brentwood	February 28, 2025	25 years	3% annually
6005 Nolensville Road, Nashville	September 30, 2018	20 years	none
5109 Peter Taylor Park Drive, Brentwood	July 31, 2016	17 years	3% annually
101 Creekstone Boulevard, Franklin	March 31, 2026	20 years	1% annually
711 East Main Street, Suite 105, Hendersonville	October 31, 2017	5 years	2.5% annually
105 Continental Place, Brentwood	December 31, 2020	4 years	3% annually
633 Chestnut St., Chattanooga	February 28, 2018	2 months	none
6100 Tower Circle, Franklin	December 31, 2027	10 years	2.5% annually
1835 E. Northfield Blvd. Murfreesboro	September 30, 2027	15 years	3% biannually then 3% annually
4108 Hillsboro Pike, Nashville	November 30, 2021	27 years	10% after 5th year of initial term

The Company has classified all leases as operating lease agreements for office space, copiers, and an automobile. Future minimum rental payments required under the terms of the non-cancellable leases are as follows:

Year Ending
December 31,
2018	$2,103
2019	2,094
2020	2,124
2021	1,775
2022	1,496
Thereafter	5,380
Total	$14,972

Total rent expense under the leases amounted to $2,055, $1,954 and $2,094, respectively, during the years ended December 31, 2017, 2016 and 2015.

NOTE 16 - RELATED PARTY TRANSACTIONS

The main office, operations center, and Franklin branch were previously leased from Corporations in which owners in the Corporations serve as members of the Company’s Board of Directors. The amounts paid under these leases totaled $44 and $599 during the years ended December 31, 2016 and 2015, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2017 and 2016 were as follows:

	2017	2016
Unused lines of credit
Fixed	$49,637	$44,371
Variable	135,951	114,648
Standby letters of credit	13,176	12,217
Total	$198,764	$171,236

NOTE 18 - DERIVATIVES

During the year ended December 31, 2015, the Company entered into swap agreements totaling $11,200 to effectively convert fixed municipal security yields to floating rates. This hedge is intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the risk of changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 at December 31, 2017, 2016 and 2015. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities. At December 31, 2016, the contracts had fair values totaling $195 recorded in other assets and $267 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At December 31, 2017, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next year.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 19 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS) for the years ended December 31:

	Year Ended
	2017	2016	2015
Basic EPS Computation
Net income attributable to common shareholders	$7,246	$8,936	$5,575
Weighted average common shares outstanding	8,151,492	7,586,993	6,329,316
Basic earnings per common share	$0.89	$1.18	$0.88
Diluted EPS Computation
Net income attributable to common shareholders	$7,246	$8,936	$5,575
Weighted average common shares outstanding	8,151,492	7,586,993	6,329,316
Dilutive effect of stock options and restricted shares	87,809	104,500	149,636
Adjusted weighted average common shares outstanding	8,239,301	7,691,493	6,478,952
Diluted earnings per common share	$0.88	$1.16	$0.86

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 20 - SEGMENT REPORTING (CONTINUED)

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$33,761	$726	$-	$34,487
Provision for loan losses	1,316	-	-	1,316
Noninterest income	2,333	3,805	(128)	6,010
Noninterest expense	25,524	5,552	-	31,076
Income tax expense (benefit)	2,008	(66)	-	1,942
Net income (loss)	7,246	(955)	(128)	6,163
Noncontrolling interest in net loss of subsidiary	-	955	128	1,083
Net income attributable to common shareholders	$7,246	$-	$-	$7,246

	Year Ended December 31, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$32,035	$617	$-	$32,652
Provision for loan losses	968	-	-	968
Noninterest income	2,481	6,319	-	8,800
Noninterest expense	22,327	8,047	-	30,374
Income tax expense	2,285	(72)	-	2,213
Net income	8,936	(1,039)	-	7,897
Noncontrolling interest in net income of subsidiary	-	1,039	-	1,039
Net income attributable to common shareholders	$8,936	$-	$-	$8,936

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 20 - SEGMENT REPORTING (CONTINUED)

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2015
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$25,931	$1,239	$-	$27,170
Provision for loan losses	(270)	-	-	(270)
Noninterest income	1,383	10,999	-	12,382
Noninterest expense	19,590	11,979	-	31,569
Income tax expense	2,419	(148)	-	2,271
Net income	5,575	407	-	5,982
Noncontrolling interest in net loss of subsidiary	-	(407)	-	(407)
Net income attributable to common shareholders	$5,575	$-	$-	$5,575

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 21 - BUSINESS COMBINATION (CONTINUED)

These financial statements include the results attributable to the operations of Commerce Union beginning on April 1, 2015. Effective December 31, 2017, Commerce Union Bancshares, Inc. changed its name to Reliant Bancorp, Inc.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Commerce Union common stock outstanding as of March 31, 2015	3,069,030
Estimated market price of Commerce Union common stock on April 1, 2015	$14.95
Estimated fair value of Commerce Union common stock	45,882
Estimated fair value of Commerce Union stock options	2,019
Total consideration	$47,901

Allocation of Purchase Price

Total consideration above	$47,901

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	$12,378
Investment securities available for sale	29,487
Loans	248,122
Premises and equipment	5,807
Deferred tax asset, net	549
Bank owned life insurance	4,181
Core deposit intangible	1,901
Prepaid and other assets	4,229
Deposits	(247,307)
Securities sold under repurchase agreements	(488)
Other borrowings	(20,856)
Payables and other liabilities	(733)
Total fair value of net assets acquired	37,270

Goodwill	$10,631

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 21 - BUSINESS COMBINATION (CONTINUED)

Pro forma data for the year ended December 31, 2015 in the table below presents information as if the merger occurred at the beginning of each year.

Net interest income	$30,355
Net income attributable to common shareholders	6,221

Earnings per share—basic	0.88
Earnings per share—diluted	0.85

Supplemental pro forma earnings in the above table for the years ended December 31, 2015 include $849 of nonrecurring costs.

NOTE 22 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$8,973	$9,704	$10,627	$10,854
Net interest income	7,971	8,503	9,096	8,917
Consolidated net income	1,559	1,794	1,840	970
Noncontrolling interest in net (income) loss of subsidiary	499	393	6	185
Net income attributable to common shareholders	2,058	2,187	1,846	1,155
Basic earnings per share	0.27	0.28	0.23	0.13
Diluted earnings per share	0.26	0.28	0.22	0.13

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$8,914	$9,497	$8,656	$8,948
Net interest income	8,082	8,692	7,835	8,043
Consolidated net income	2,558	2,137	1,763	1,439
Noncontrolling interest in net (income) loss of subsidiary	(321)	223	605	532
Net income attributable to common shareholders	2,237	2,360	2,368	1,971
Basic earnings per share	0.30	0.31	0.31	0.26
Diluted earnings per share	0.30	0.31	0.30	0.25

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 22 - QUARTERLY FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

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

NOTE 23 - MORTGAGE OPERATIONS

During 2011, the Company and VHC Fund 1, LLC organized Reliant Mortgage Ventures, LLC (the “Venture”) for the purpose of improving the Company’s mortgage operations. The Company holds 51% of the governance rights of the Venture (and therefore consolidates the results of its operations) and 30% of the Venture’s financial rights. VHC Fund 1, LLC holds 49% of the governance rights of the Venture and 70% of the related financial rights. VHC Fund 1, LLC is controlled by an immediate family member of a member of the Company’s board of directors. Under the related operating agreement, the non-controlling member receives 70% of the profits of the Venture, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2017, 2016 and 2015) are included in non-controlling interest in net (income) loss of subsidiary on the accompanying consolidated statements of operations. At December 31, 2017 and 2016, the Venture had a payable balance to the Company of $342 and $632, respectively.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to the Venture as well as rent, personnel and core processing. As of December 31, 2017, the cumulative losses to date of the Venture totaled $4,352. The Venture will have to generate net income of this amount before the Company will participate in future earnings.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED BALANCE SHEET
DECEMBER 31
	2017	2016
ASSETS
Cash and cash equivalents	$1,709	$166
Due from bank	-	1,711
Investment in subsidiary	137,765	105,874
Other assets	1,841	920
Total assets	$141,315	$108,671

LIABILITIES AND EQUITY
Dividend payable	542	1,711
Accrued expenses and other liabilities	636	41
Shareholders'equity	140,137	106,919
Total liabilities and shareholders' equity	$141,315	$108,671

CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31
	2017	2016	2015
Dividends from subsidiary	$2,141	$3,161	$3,139
Other expense	2,920	1,326	1,413
Income before income tax and undistributed income from subsidiary	(779)	1,835	1,726
Income tax expense (benefit)	(922)	(508)	(446)
Equity in undistributed income from subsidiary	7,103	6,593	3,403
Net income attributable to common shareholders	$7,246	$8,936	$5,575

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 24 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31
	2017	2016	2015
Cash flows from operating activities
Net income attributable to common shareholders	$7,246	$8,936	$5,575
Reclassification of federal income tax rate change	(245)	-	-
Adjustments:
Equity in undistributed income from subsidiary	(7,103)	(6,593)	(3,403)
Change in other assets	790	(219)	(2,337)
Change in other liabilities	595	(582)	336
Net cash from operating activities	1,283	1,542	171

Cash flows from investing activities
Investment in subsidiary	(21,195)	(4,772)	(1,895)
Cash from merger	-	-	17
Net cash used in investing activities	(21,195)	(4,772)	(1,878)

Cash flows from financing activities
Dividends paid	(3,193)	(1,489)	-
Proceeds from equity issuances, net	24,648	4,772	1,820
Net cash from financing activities	21,455	3,283	1,820

Net change in cash and cash equivalents	1,543	53	113
Beginning cash and cash equivalents	166	113	-
Ending cash and cash equivalents	$1,709	$166	$113

NOTE 25 – SUBSEQUENT EVENTS

Business Combination

Effective January 1, 2018, Reliant Bancorp, Inc. entered into a business combination with Community First, Inc. (“Community First”). In connection with the business combination, shares of Community First common stock were exchanged for .481 shares of the Company’s common stock. Any fractional shares of Community First common stock were redeemed at the estimated fair market value. In connection with this business combination, Community First Bank & Trust which was a wholly owned subsidiary of Community First, was merged with and into Reliant Bank. This business combination results in expanded and more diversified market area for the Company.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 25 – SUBSEQUENT EVENTS (CONTINUED)

Business Combination (Continued)

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	$61,958
Value of fractional shares redeemed for cash	25
Estimated fair value of Community First	$61,983

Allocation of Purchase Price

Total consideration above	$61,983

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	$(33,128)
Time deposits in other financial institutions	(23,309)
Investment securities available for sale	(69,078)
Loans, net of unearned income	(313,040)
Mortgage loans held for sale, net	(910)
Accrued interest receivable	(1,165)
Premises and equipment	(9,585)
Restricted equity securities	(1,727)
Cash surrender value of life insurance contracts	(10,664)
Other real estate owned	(1,650)
Deferred tax asset, net	(4,885)
Core deposit intangible	(7,888)
Other assets	(1,888)
Deposits—noninterest-bearing	80,395
Deposits—interest-bearing	352,100
Other borrowings	11,522
Payables and other liabilities	4,978
Net liabilities assumed (net assets acquired)	$(29,922)

Goodwill	$32,061

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands except per share amounts)

NOTE 25 – SUBSEQUENT EVENTS (CONTINUED)

Leases

The Company entered into multiple lease agreements subsequent to December 31, 2017. A summary of the Company’s subsequently leased facilities are as follows:

			Base Lease Term
	Lease	Base Lease	With Renewal	Escalation
Property Description	Commencement Date	Expiration Date	Periods (in years)	Clause
101 Creekstone Blvd., Franklin, TN	April 1, 2018	January 31, 2022	4	3% annually
633 Chestnut St., Chattanooga, TN	November 1, 2018		10	4th year - 2% annually thereafter
633 Chestnut St., Chattanooga, TN	March 1, 2018	October 31, 2018	8 months	None

The future commitments under the leases, excluding the Company’s share of excess operation cost or taxes are as follows:

Year Ending
December 31,
2018	$57
2019	179
2020	180
2021	181
2022	170
Thereafter	1,050
Total	$1,817

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger dated August 22, 2017, by and among Commerce Union Bancshares, Inc., Pioneer Merger Sub, Inc., Reliant Bank, Community First, Inc., and Community First Bank & Trust	Incorporated by reference to Exhibit 2.1 to Form 8-K filed August 22, 2018

3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)	Incorporated by reference to Exhibit 3.1 to Form S-4 filed July 3, 2014

3.2	Second Amended and Restated Bylaws of Reliant Bancorp, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 23, 2018

3.3	Articles of Amendment to the Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.), dated December 31, 2017.*	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2018

4.1	Specimen certificate representing the common stock, par value $1.00 per share, of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)	Incorporated by reference to Exhibit 4.1 to Form S-4 filed July 3, 2014

4.2	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2, and 3.3

10.1**	Employment Agreement, dated as of April 1, 2015, by and between William Ronald DeBerry and Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2015

10.2**	Employment Agreement, dated as of April 1, 2015, by and among DeVan D. Ard, Jr., Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.) and Reliant Bank (f/k/a Commerce Union Bank)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2015

10.3**	Employment Agreement, dated as of April 1, 2015, by and between J. Daniel Dellinger and Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2015

Exhibit No.	Description	Location

10.4**	Employment Agreement, dated as of April 1, 2015, by and among Mike McKeown, Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.) and Reliant Bank (f/k/a Commerce Union Bank)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2015

10.5**	Employment Agreement, dated as of February 21, 2017, by and between Reliant Bank and Terry M. Todd	Filed herewith

10.6**	Form of Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.11 to Form S-4 filed July 3, 2014

10.7**	Form of First Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.12 to Form S-4 filed July 3, 2014

10.8**	Form of Second Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.13 to Form S-4 filed July 3, 2014

10.9**	Form of Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.14 to Form S-4 filed July 3, 2014

10.10**	Form of First Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.15 to Form S-4 filed July 3, 2014

10.11**	Form of Second Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.16 to Form S-4 filed July 3, 2014

10.12**	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014

10.13	Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 22, 2016

Exhibit No.	Description	Location
10.14	Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 22, 2016

10.15	First Amendment to the Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 22, 2016

10.16	First Amendment to the Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 22, 2016

10.17	Second Amendment to the Operations Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 22, 2016

10.18	Second Amendment to the Branch Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 22, 2016

10.19**	Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan	Incorporated by reference to Exhibit 10.24 to Form 10-K filed March 28, 2016

10.20**	Employment Agreement, dated as of March 22, 2016, by and between Wallace E. Gammon, Jr. and Reliant Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 22, 2016

10.21**	Incentive Stock Option Agreement under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 22, 2016

10.22**	Employment Agreement, dated as of January 2, 2018, by and between Reliant Bank and Louis E. Holloway	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2018

21.1	Subsidiaries of Reliant Bancorp, Inc. and Reliant Bank	Filed herewith

Exhibit No.	Description	Location
23.1	Consent of Maggart & Associates, P.C.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

**Indicates compensatory plan or arrangement