Form 10-Q
period 2018-03-31
Reliant Bancorp, Inc.
filed 2018-05-10
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-37391
_______________________________
Reliant Bancorp, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 8, 2018 was 11,480,965.

None.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

(i)	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;

(ii)	increased levels of other real estate, primarily as a result of foreclosures;

(iii)	the impact of liquidity needs on our results of operations and financial condition;

(iv)	competition from financial institutions and other financial service providers;

(v)	the risk that the cost savings and any revenue synergies from our merger with Community First, Inc. (“Community First”) may not be realized or take longer than anticipated to be realized;

(vi)
the effect of the announcement or completion of the Community First merger on employee and customer relationships and operating results (including, without limitation, difficulties in maintaining relationships with employees and customers);

(vii)	the risk that integration of Community First’s operations with those of Reliant Bancorp will be materially delayed or will be more costly or difficult than expected;

(viii)	the amount of costs, fees, expenses, and charges related to the Community First merger;

(ix)	reputational risk and the reaction of the parties’ customers, suppliers, employees or other business partners to the Community First merger;

(x)	the dilution caused by Reliant Bancorp’s issuance of additional shares of its common stock in the Community First merger;

(xi)	general competitive, economic, political and market conditions, including economic conditions in the local markets where we operate;

(xii)	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;

(xiii)	our ability to retain the services of key personnel;

(xiv)	our ability to adapt to technological changes;

(xv)	risks associated with litigation, including the applicability of insurance coverage;

(xvi)
the vulnerability of Reliant Bank’s digital network and online banking portals, and the systems of parties with whom Reliant Bancorp and Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;

(xvii)	changes in state and federal legislation, regulations or policies applicable to banks, including regulatory or legislative developments;

(xviii)	adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

(xix)	general competitive, economic, political and market conditions.

You should also consider carefully the risk factors discussed in Part I of our most recent Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this quarterly report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Cash and due from banks	$51,285	$20,497
Federal funds sold	67	171
Total cash and cash equivalents	51,352	20,668
Securities available for sale	290,012	220,201
Loans, net	1,095,946	762,488
Mortgage loans held for sale, net	24,969	45,322
Accrued interest receivable	7,117	5,744
Premises and equipment, net	19,458	9,790
Restricted equity securities, at cost	9,500	7,774
Other real estate, net	1,650	—
Cash surrender value of life insurance contracts	44,630	33,663
Deferred tax assets, net	7,681	1,099
Goodwill	43,464	11,404
Core deposit intangibles	8,931	1,280
Other assets	6,915	5,601

TOTAL ASSETS	$1,611,625	$1,125,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$228,121	$131,996
Interest-bearing demand	150,188	88,230
Savings and money market deposit accounts	360,134	205,230
Time	610,942	458,063
Total deposits	1,349,385	883,519
Accrued interest payable	814	305
Subordinated debentures	11,542	—
Federal Home Loan Bank advances	42,061	96,747
Dividends payable	918	542
Other liabilities	5,954	3,784

TOTAL LIABILITIES	1,410,674	984,897
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,479,608 and 9,034,439 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	11,480	9,034
Additional paid-in capital	172,538	112,437
Retained earnings	19,870	17,189
Accumulated other comprehensive gain (loss)	(2,937)	1,477

TOTAL STOCKHOLDERS’ EQUITY	200,951	140,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,611,625	$1,125,034
See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	13,558	7,782
Interest and fees on loans held for sale	481	94
Interest on investment securities, taxable	507	149
Interest on investment securities, nontaxable	1,504	828
Federal funds sold and other	312	120

TOTAL INTEREST INCOME	16,362	8,973

INTEREST EXPENSE
Deposits
Demand	77	43
Savings and money market deposit accounts	478	150
Time	1,996	693
Federal Home Loan Bank advances and other	272	116
Subordinated debentures	157	—

TOTAL INTEREST EXPENSE	2,980	1,002

NET INTEREST INCOME	13,382	7,971

PROVISION FOR LOAN LOSSES	137	410

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,245	7,561

NONINTEREST INCOME
Service charges on deposit accounts	771	310
Gains on mortgage loans sold, net	1,705	542
Gain on securities transactions, net	—	36
Gain on sale of other real estate	89	24
Other	426	227

TOTAL NONINTEREST INCOME	2,991	1,139

NONINTEREST EXPENSE
Salaries and employee benefits	6,954	4,269
Occupancy	1,229	762
Information technology	1,349	513
Advertising and public relations	89	75
Audit, legal and consulting	748	293
Federal deposit insurance	196	99
Provision for losses on other real estate	3	—
Other operating	1,594	858

TOTAL NONINTEREST EXPENSE	12,162	6,869

INCOME BEFORE PROVISION FOR INCOME TAXES	4,074	1,831

INCOME TAX EXPENSE	797	272

CONSOLIDATED NET INCOME	3,277	1,559

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	464	499

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,741	$2,058

Basic net income attributable to common shareholders, per share	$0.33	$0.27
Diluted net income attributable to common shareholders, per share	$0.33	$0.26

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Consolidated net income	$3,277	$1,559
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $1,579 and $145 for the three months ended March 31, 2018 and 2017, respectively	(4,414)	140
Reclassification adjustment for gains included in net income, net of tax of $(14) for the three months ended March 31, 2017	—	(22)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(4,414)	118
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,137)	$1,677

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$—	$106,919

Stock based compensation expense	—	—	89	—	—	—	89

Exercise of stock options	36,141	36	375	—	—	—	411

Restricted stock awards	15,000	15	(15)	—	—	—	—

Restricted stock forfeiture	(3,000)	(3)	3	—	—	—	—

Noncontrolling interest contributions	—	—	—	—	—	499	499

Net income (loss)	—	—	—	2,058	—	(499)	1,559

Other comprehensive income	—	—	—	—	118	—	118

BALANCE - MARCH 31, 2017	$7,826,450	$7,826	$89,497	$14,270	$(1,998)	$—	$109,595

BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137

Stock based compensation expense	—	—	224	—	—	—	224

Exercise of stock options	25,225	25	315	—	—	—	340

Restricted stock awards	4,500	5	(5)	—	—	—	—

Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—

Conversion shares issued to shareholders of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983

Noncontrolling interest contributions	—	—	—	—	—	464	464

Cash dividend declared to common shareholders	—	—	—	(1,060)	—	—	(1,060)

Net income (loss)	—	—	—	3,741	—	(464)	3,277

Other comprehensive loss	—	—	—	—	(4,414)	—	(4,414)

BALANCE - MARCH 31, 2018	11,479,608	$11,480	$172,538	$19,870	$(2,937)	$—	$200,951

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Consolidated net income	$3,277	$1,559
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Provision for loan losses	137	410
Deferred income taxes (benefit)	(118)	(30)
Depreciation and amortization of premises and equipment	396	254
Net amortization of securities	731	460
Other amortization	20	—
Net realized (gains) losses on sales of securities	—	(36)
Gains on mortgage loans sold, net	(1,705)	(542)
Stock-based compensation expense	224	89
Realization of gain on other real estate	(89)	(24)
Increase in cash surrender value of life insurance contracts	(303)	(186)
Mortgage loans originated for resale	(37,527)	(21,149)
Proceeds from sale of mortgage loans	60,495	23,724
Amortization of core deposit intangible	237	89
Change in
Accrued interest receivable	(208)	(135)
Other assets	828	5,549
Accrued interest payable	509	51
Other liabilities	(2,103)	(1,142)

TOTAL ADJUSTMENTS	21,524	7,382

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,801	8,941

INVESTING ACTIVITIES
Cash received from merger	33,128	—
Activities in available for sale securities
Purchases	(69,815)	(46,001)
Sales	82,187	12,039
Maturities, prepayments and calls	2,866	1,475
Purchases of restricted equity securities	—	(7)
Loan originations and payments, net	(20,555)	(31,251)
Purchase of buildings, leasehold improvements, and equipment	(479)	(849)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,332	(64,594)

FINANCING ACTIVITIES
Net change in deposits	33,371	62,349
Net change in federal funds purchased	—	(3,671)
Net change in Advances from Federal Home Loan Bank	(54,686)	(8,188)
Issuance of common stock	340	411
Noncontrolling interest contributions received	210	560
Cash dividends paid on common stock	(684)	(1,711)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,449)	49,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,684	(5,903)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,668	24,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$51,352	$18,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$2,472	$951
Taxes	$1	$5

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(6,607)	$249
Unrealized gain (loss) on derivatives	$614	$(1,248)
Change in due to/from noncontrolling interest	$464	$(61)

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. and Subsidiaries (“the Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

The Company began organizational activities in 2005. The Company provides financial services through its offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. On January 1, 2018, Community First, Inc. (“Community First”) a community banking organization headquartered in Columbia, Tennessee was merged with and into the Company. See Note 12.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Reliant Bancorp, Inc.’s consolidated financial statements and related notes appearing in Reliant Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc., its wholly-owned subsidiary, Community First TRUPS Holding Company (“TRUPS”), its second wholly-owned subsidiary, Reliant Bank (the “Bank”), and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual consolidated financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp, Inc. and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

The consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$30,081	$39	$(169)	$29,951
State and municipal	240,663	847	(4,941)	236,569
Corporate bonds	3,630	2	(93)	3,539
Mortgage backed securities	16,721	5	(273)	16,453
Time deposits	3,500	—	—	3,500

Total	$294,595	$893	$(5,476)	$290,012

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$17,339	$45	$(96)	$17,288
State and municipal	189,576	3,081	(905)	191,752
Corporate bonds	1,500	5	(13)	1,492
Mortgage backed securities	6,262	3	(96)	6,169
Time deposits	3,500	—	—	3,500

Total	$218,177	$3,134	$(1,110)	$220,201

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount of $79,947 and $78,220, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at March 31, 2018 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$6,092	$6,098
Due in one to five years	14,095	14,071
Due in five to ten years	13,320	13,177
Due after ten years	244,367	240,213
Mortgage backed securities	16,721	16,453
Total	$294,595	$290,012

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$20,139	$140	$1,307	$29	$21,446	$169
State and municipal	135,158	3,130	33,809	1,811	168,967	4,941
Corporate bonds	2,049	81	488	12	2,537	93
Mortgage backed securities	12,821	165	3,209	108	16,030	273

Total temporarily impaired	$170,167	$3,516	$38,813	$1,960	$208,980	$5,476

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$9,057	$74	$1,345	$22	$10,402	$96
State and municipal	19,899	128	34,946	777	54,845	905
Corporate bonds	—	—	487	13	487	13
Mortgage backed securities	2,412	14	3,349	82	5,761	96

Total temporarily impaired	$31,368	$216	$40,127	$894	$71,495	$1,110

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and the change in the federal tax rate. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 254 and 120 securities in an unrealized loss position as of March 31, 2018 and December 31, 2017, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2018 and December 31, 2017 were comprised as follows:

	March 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$166,689	$138,706
Real Estate
1-4 Family Residential	218,103	111,932
1-4 Family HELOC	84,193	72,017
Multi-family and Commercial	404,653	261,044
Construction, Land Development and Farmland	196,734	156,452
Consumer	20,652	17,605
Other	14,775	14,694
	1,105,799	772,450
Less
Deferred loan fees	122	231
Allowance for possible loan losses	9,731	9,731

Loans, net	$1,095,946	$762,488

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(308)	—	—	—
Recoveries	143	2	41	8
Provision	112	101	(329)	223
Ending balance	$2,485	$3,269	$2,146	$1,004

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(16)	(9)	(339)
Recoveries	2	1	5	202
Provision	41	(12)	1	137
Ending balance	$632	$156	$39	$9,731

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(472)	—	—	(15)
Recoveries	78	—	2	—
Provision	936	(117)	(120)	(58)
Ending balance	$2,980	$2,614	$1,668	$1,105

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	—	(11)	—	(498)
Recoveries	16	—	—	96
Provision	(204)	(26)	(1)	410
Ending balance	$516	$171	$36	$9,090

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$286	$—	$41	$—
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	2,199	3,269	2,105	1,004
Total	$2,485	$3,269	$2,146	$1,004
Loans
Individually evaluated for impairment	$3,840	$1,899	$4,229	$3,011
Acquired with credit impairment	112	1,332	1,777	472
Collectively evaluated for impairment	162,737	401,422	190,728	214,620
Total	$166,689	$404,653	$196,734	$218,103

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$327
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	632	156	39	9,404
Total	$632	$156	$39	$9,731
Loans
Individually evaluated for impairment	$90	$241	$—	$13,310
Acquired with credit impairment	—	11	—	3,704
Collectively evaluated for impairment	84,103	20,400	14,775	1,088,785
Total	$84,193	$20,652	$14,775	$1,105,799

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$606	$—	$57	$—
Acquired with credit impairment	2	—	2	—
Collectively evaluated for impairment	1,930	3,166	2,375	773
Total	$2,538	$3,166	$2,434	$773
Loans
Individually evaluated for impairment	$3,649	$1,921	$3,800	$2,114
Acquired with credit impairment	276	1,157	1,436	45
Collectively evaluated for impairment	134,781	257,966	151,216	109,773
Total	$138,706	$261,044	$156,452	$111,932

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$663
Acquired with credit impairment	—	—	—	4
Collectively evaluated for impairment	595	183	42	9,064
Total	$595	$183	$42	$9,731
Loans
Individually evaluated for impairment	$90	$—	$—	$11,574
Acquired with credit impairment	—	—	—	2,914
Collectively evaluated for impairment	71,927	17,605	14,694	757,962
Total	$72,017	$17,605	$14,694	$772,450

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Non-accrual loans by class of loan were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$1,619	$2,110
Multi-family and Commercial Real Estate	769	—
Construction, Land Development and Farmland	2,354	2,518
1-4 Family Residential Real Estate	1,573	533
1-4 Family HELOC	—	—
Consumer	112	—
Total	$6,427	$5,161

Performing non-accrual loans totaled $3,025 and $1,096 at March 31, 2018 and December 31, 2017, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at March 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,381	$3,395	$557	$3,952	$269
Multi-family and Commercial Real Estate	4,153	3,231	—	3,231	—
Construction, Land Development and Farmland	6,324	5,389	617	6,006	58
1-4 Family Residential Real Estate	4,346	3,483	—	3,483	—
1-4 Family HELOC	90	90	—	90	—
Consumer	258	252	—	252	—

Total	$19,552	$15,840	$1,174	$17,014	$327

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	—	3,078	—
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	—	2,159	—
1-4 Family HELOC	90	90	—	90	—

Total	$16,089	$11,535	$2,953	$14,488	$667

The average balances of impaired loans for the nine months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Commercial, Industrial and Agricultural	$3,939	$5,815
Multi-family and Commercial Real Estate	3,155	4,860
Construction, Land Development and Farmland	5,621	4,010
1-4 Family Residential Real Estate	2,821	2,090
1-4 Family HELOC	90	1,259
Consumer	126	—
Total	$15,626	$18,034

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company utilizes a risk grading system to monitor the credit quality of the Company’s commercial loan portfolio which consists of commercial, industrial and agricultural, commercial real estate and construction loans. Loans are graded on a scale of 1to 9. Grades 1 -5 are pass credits, grade 6 is special mention, grade 7 is substandard, grade 8 is doubtful and grade 9 is loss. A description of the risk grades are as follows:

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
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Credit quality indicators by class of loan were as follows at March 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$163,566	$4	$3,119	$166,689
1-4 Family Residential Real Estate	213,281	1,384	3,438	218,103
1-4 Family HELOC	84,103	—	90	84,193
Multi-family and Commercial Real Estate	400,089	1,870	2,694	404,653
Construction, Land Development and Farmland	191,415	828	4,491	196,734
Consumer	20,400	—	252	20,652
Other	14,775	—	—	14,775
Total	$1,087,629	$4,086	$14,084	$1,105,799

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$135,833	$5	$2,868	$138,706
1-4 Family Residential Real Estate	108,426	1,392	2,114	111,932
1-4 Family HELOC	71,927	—	90	72,017
Multi-family and Commercial Real Estate	259,123	—	1,921	261,044
Construction, Land Development and Farmland	149,886	2,998	3,568	156,452
Consumer	17,605	—	—	17,605
Other	14,694	—	—	14,694
Total	$757,494	$4,395	$10,561	$772,450

Past due status by class of loan was as follows at March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$—	$—	$1,381	$1,381	$165,308	$166,689
1-4 Family Residential Real Estate	1,093	6	472	1,571	216,532	218,103
1-4 Family HELOC	—	48	—	48	84,145	84,193
Multi-family and Commercial Real Estate	60	141	129	330	404,323	404,653
Construction, Land Development and Farmland	181	—	1,230	1,411	195,323	196,734
Consumer	47	—	60	107	20,545	20,652
Other	—	—	—	—	14,775	14,775
Total	$1,381	$195	$3,272	$4,848	$1,100,951	$1,105,799

Past due status by class of loan was as follows at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$7	$—	$1,548	$1,555	$137,151	$138,706
1-4 Family Residential Real Estate	617	—	—	617	111,315	111,932
1-4 Family HELOC	—	7	—	7	72,010	72,017
Multi-family and Commercial Real Estate	1,254	—	—	1,254	259,790	261,044
Construction, Land Development and Farmland	265	444	2,073	2,782	153,670	156,452
Consumer	14	—	—	14	17,591	17,605
Other	—	—	—	—	14,694	14,694
Total	$2,157	$451	$3,621	$6,229	$766,221	$772,450

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

There was a loan totaling $4 past due 90 days or more and still accruing interest at March 31, 2018. There were no loans past due 90 days or more still accruing interest at December 31, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2018 and 2017:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments
March 31, 2018
1-4 Family Residential	1	$1,254	$1,254

March 31, 2017
Multi-family and Commercial	1	$108	$108

The modification that occurred during the three months ended March 31, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income. The modification that occurred during the three months ended March 31, 2017, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$135	$298
Multi-family and Commercial Real Estate	1,966	1,217
Construction, Land Development and Farmland	1,984	1,508
1-4 Family Residential Real Estate	632	47
1-4 Family HELOC	—	—
Consumer	17	—
Total outstanding balance	4,734	3,070
Less remaining purchase discount	1,030	156
Allowance for loan losses	—	4
Carrying amount, net of allowance	$3,704	$2,910

During the three months ended March 31, 2018, there was a $4 reduction in the allowance for loan losses related to purchased credit impaired loans.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the quarters ended March 31, 2018 and 2017:

	2018	2017
Balance at January 1,	$—	$87
New accretable loan discount	260	—
Accretion income	(38)	(18)
Balance at March 31,	$222	$69

NOTE 4 - OTHER REAL ESTATE

In connection with the merger with Community First, the Company acquired three commercial real estate parcels, one of which was sold in the first quarter. The Company valued the properties at their estimated fair values less costs to sale.

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES

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

Level 2    Inputs to the valuation methodology include:

•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable for the asset or liability;
•Inputs that are derived principally from or corroborated by the observable market data by correlation or other means.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

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

There were no changes in valuation methodologies used during the three months ended March 31, 2018.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$29,951	$—	$29,951	$—
State and municipal	236,569	—	236,569	—
Corporate bonds	3,539	—	3,539	—
Mortgage backed securities	16,453	—	16,453	—
Time deposits	3,500	3,500	—	—
Interest rate swap	597	—	597	—

Liabilities
Interest rate swap	$8	$—	$8	$—
December 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$17,288	$—	$17,288	$—
State and municipal	191,752	—	191,752	—
Corporate bonds	1,492	—	1,492	—
Mortgage backed securities	6,169	—	6,169	—
Time deposits	3,500	3,500	—	—
Interest rate swap	155	—	155	—

Liabilities
Interest rate swap	$180	$—	$180	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Impaired loans	$847	$—	$—	$847
Other real estate owned	1,650	—	—	1,650

December 31, 2017
Assets
Impaired loans	$2,286	$—	$—	$2,286

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2018 and December 31, 2017:

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at March 31, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$51,285	$51,285	$51,285	$—	$—
Federal funds sold	67	67	—	67	—
Loans, net	1,095,946	1,089,831	—	—	1,089,831
Mortgage loans held for sale	24,969	25,291	—	25,291	—
Accrued interest receivable	7,117	7,117	—	7,117	—
Restricted equity securities	9,500	9,500	—	9,500	—
Financial liabilities
Deposits	$1,349,385	1,346,000	—	—	1,346,000
Accrued interest payable	814	814	—	814	—
Subordinate debentures	11,542	11,697	—	—	11,697
Federal Home Loan Bank advances	42,061	41,988	—	41,988	—

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2017 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,497	$20,497	$20,497	$—	$—
Federal funds sold	171	171	—	171	—
Loans, net	762,488	762,574	—	—	762,574
Mortgage loans held for sale	45,322	46,467	—	46,467	—
Accrued interest receivable	5,744	5,744	—	5,744	—
Restricted equity securities	7,774	7,774	—	7,774	—
Financial liabilities
Deposits	$883,519	$882,533	$—	$—	$882,533
Accrued interest payable	305	305	—	305	—
Federal funds purchased	—	—	—	—	—
Federal Home Loan Bank advances	96,747	96,754	—	96,754	—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

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

NOTE 6 - STOCK-BASED COMPENSATION

In 2011, the board of directors and shareholders of the Company approved the Commerce Union Bancshares, Inc. Stock Option Plan, which was amended and restated in 2015 (as amended, the "2011 Plan"). The 2011 Plan initially provided for the issuance of up to 625,000 options to purchase shares of common stock, and in 2015, the Company's shareholders amended the 2011 Plan to authorize the issuance of up to 1,250,000 stock options. Under the 2011 Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted.

On June 18, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation.

A summary of the activity in the stock option plans for the nine months ended March 31, 2018 as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	170,761	$14.48	5.73	$1,905
Granted	—	$—
Exercised	(25,225)	$13.48
Forfeited or expired	(4,000)	$15.69
Outstanding at March 31, 2018	141,536	$14.59	6.04	$1,178
Exercisable at March 31, 2018	76,636	$12.89	4.36	$759

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2018	74,900	$4.14
Granted	—	$—
Vested	(6,000)	$8.55
Forfeited	(4,000)	$3.77
Non-vested options at March 31, 2018	64,900	$4.22

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

At March 31, 2018, the unrecognized future compensation expense to be recognized for stock compensation totals $1,142.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Basel III establishes a “capital conservation buffer” of 2.5% which began phasing in on January 1, 2016, at a rate of 0.625% per year. The buffer becomes fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual and required capital amounts and ratios are presented below as of March 31, 2018 and December 31, 2017.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Company
Tier I leverage	$159,882	10.28%	$62,215	4.000%	$77,768	5.000%
Common equity tier 1	159,882	12.88%	79,153	6.375%	80,705	6.500%
Tier I risk-based capital	159,882	12.88%	97,777	7.875%	99,329	8.000%
Total risk-based capital	169,771	13.67%	122,610	9.875%	124,162	10.000%

Bank
Tier I leverage	$156,295	10.06%	$62,145	4.000%	$77,681	5.000%
Common equity tier 1	156,295	12.64%	78,828	6.375%	80,373	6.500%
Tier I risk-based capital	156,295	12.64%	97,375	7.875%	98,921	8.000%
Total risk-based capital	166,184	13.44%	122,103	9.875%	123,649	10.000%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.000%
Common equity tier 1	126,234	13.90%	52,219	5.750%	59,030	6.500%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.000%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.000%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.000%
Common equity tier 1	123,862	13.67%	52,100	5.750%	58,896	6.500%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.000%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.000%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended March 31,
	2018	2017
Basic EPS Computation
Net income attributable to common shareholders	$3,741	$2,058
Weighted average common shares outstanding	11,385,323	7,741,305
Basic earnings per common share	$0.33	$0.27
Diluted EPS Computation
Net income attributable to common shareholders	$3,741	$2,058
Weighted average common shares outstanding	11,385,323	7,741,305
Dilutive effect of stock options and restricted shares	92,611	109,347
Adjusted weighted average common shares outstanding	11,477,934	7,850,652
Diluted earnings per common share	$0.33	$0.26

NOTE 9 - SEGMENT REPORTING

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

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,044	$338	$—	$13,382
Provision for loan losses	137	—	—	137
Noninterest income	1,288	1,748	(45)	2,991
Noninterest expense	9,628	2,534	—	12,162
Income tax expense (benefit)	826	(29)	—	797
Net income (loss)	3,741	(419)	(45)	3,277
Noncontrolling interest in net loss of subsidiary	—	419	45	464
Net income attributable to common shareholders	$3,741	$—	$—	$3,741

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$7,896	$75	$—	$7,971
Provision for loan losses	410	—	—	410
Noninterest income	594	591	(46)	1,139
Noninterest expense	5,719	1,150	—	6,869
Income tax expense (benefit)	303	(31)	—	272
Net income (loss)	2,058	(453)	(46)	1,559
Noncontrolling interest in net loss of subsidiary	—	453	46	499
Net income attributable to common shareholders	$2,058	$—	$—	$2,058

NOTE 10 - DERIVATIVES

The Company has swap agreements that were executed upon the purchase of investment grade municipal securities effectively converting the fixed municipal yields to floating rates. These fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the changes in fair value based on fluctuations in interest rates.

The total notional amount of swap agreements was $21,505 at March 31, 2018 and December 31, 2017. At March 31, 2018, the contracts had fair values totaling $597 recorded in other assets and $8 recorded in other liabilities. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities.

The derivative instruments held by the Company are designated and qualify as fair value hedges. Accordingly, the gain or loss on the derivatives as well as the offsetting gain or loss on the available-for-sale securities attributable to the hedged risk are recognized in current earnings. At March 31, 2018, the Company’s fair value hedges are effective and are not expected to have a significant impact on net income over the next twelve months.

NOTE 11 – INCOME TAXES

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses. The Tax Reform Act permanently reduces the U.S. federal corporate income tax rate from a high of 35% to 21%, effective for tax years beginning after 2017.

Income tax expense totaled $797 in the first quarter of 2018 as compared to $272 in the first quarter of 2017. The effective tax rate of 20% and 15% for the first quarters of 2018 and 2017, respectively, were favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the exercise of stock options and the addition of certain state tax credits on interest-free loans. The state tax credits and excess tax benefits recognized relating to the exercise of stock options for 2018 are at lesser level than 2017.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION

On January 1, 2018, Reliant Bancorp, Inc. entered into a business combination with Community First, Inc. (“Community First”). In connection with the business combination, shares of Community First common stock were exchanged for .481 shares of the Company’s common stock. Any fractional shares of Community First common stock were redeemed at the estimated fair market value. In connection with this business combination, Community First Bank & Trust which was a wholly owned subsidiary of Community First, was merged with and into Reliant Bank. This business combination results in expanded and more diversified market area for the Company.

Calculation of Purchase Price

Shares of Community First common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	$61,958
Value of fractional shares	$25
Estimated fair value of Community First	$61,983

Allocation of Purchase Price

Total consideration above	$61,983

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	(33,128)
Time deposits in other financial institutions	(23,309)
Investment securities available for sale	(69,078)
Loans, net of unearned income	(313,040)
Mortgage loans held for sale, net	(910)
Accrued interest receivable	(1,165)
Premises and equipment	(9,585)
Restricted equity securities	(1,726)
Cash surrender value of life insurance contracts	(10,664)
Other real estate owned	(1,650)
Deferred tax asset, net	(4,885)
Core deposit intangible	(7,888)
Other assets	(1,888)
Deposits—noninterest-bearing	80,395
Deposits—interest-bearing	352,100
Other borrowings	11,522
Payables and other liabilities	4,976
Net liabilities assumed (net assets acquired)	(29,923)

Goodwill	$32,060

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies “Recent Authoritative Accounting Guidance” in our 2017 Form 10-K for additional information related to previously issued accounting standards updates.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We do not expect these changes to have a significant impact on our consolidated financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

ASU 2016-2,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-2 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-1 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is evaluating the impact of the update on the Company’s consolidated financial statements.

ASU 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such excess tax benefits were recorded as additional paid-in capital, and tax deficiencies were charged to additional paid in capital to the extent of prior excess tax benefits. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-9 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-9became effective on January 1, 2017 with early adoption permitted. The Company elected early adoption of this update and as a result recognized in income tax expense an excess tax benefit of $35 and $62 related to the exercise of stock options during the three months ended March 31, 2018 and 2017, respectively.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2017-4, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-4 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-4, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-4 will be effective beginning on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-4 is not expected to have a significant impact on the consolidated financial statements.

ASU 2017-9, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-9 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-9, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-9 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance which permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt this change in accounting principle in the fourth quarter of 2017, which resulted in a decrease to retained earnings and an increase to accumulated other comprehensive income of $245 in 2017 on the Company’s consolidated statement of changes in stockholders’ equity.

ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. In March 2017, the FASB issued this pronouncement which shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events three months ended March 31, 2018:

•	Acquired Community First, Inc., on January 1, 2018.

•
Net income available to common shareholders totaled 3.7 million, or $0.33 per diluted common share for the three months ended March 31, 2018 compared to 2.1 million, or $0.26 per diluted common share, during same period in 2017.

•	Annualized return on average assets was 0.93 percent for the three months ended March 31, 2018, compared to 0.89 percent for the same period in 2017.

•	Gross loan growth was $333.3 million for the three months ended March 31, 2018.

•	Deposit growth was $465.9 million for the three months ended March 31, 2018.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.71 percent.

•
Investment restructure completed in the firs quarter. The purchased securities are modeled to provide 1.32% of additional yield on a tax equivalent basis when compared to the securities sold while leaving price volatility and credit risk substantially unchanged.

In the following section the term “Company” means “Reliant Bancorp, Inc.” and the term “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 10-K filed March 16, 2018. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc., its wholly-owned subsidiary, Community First TRUPS Holding Company (“TRUPS”), its second wholly-owned subsidiary, Reliant Bank (the “Bank”), and the Bank’s 51% controlled subsidiary, Reliant Mortgage Ventures, LLC, collectively (the “Company”). As described in the notes to our annual consolidated financial statements, Reliant Mortgage Ventures, LLC is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp, Inc. and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

During 2011, the Bank and another entity organized Reliant Mortgage Ventures. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of March 31, 2018, the cumulative losses to date totaled $4,771 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the merger (discussed below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Merger Between Reliant Bancorp, Inc. and Community First, Inc.
On December 15, 2017, Reliant Bancorp, Inc. approved a merger with Community First, Inc. which became effective on January 1, 2018 (“the Merger”). Each outstanding share and option to purchase a share of Community First, Inc. common stock converted into the right to receive .481 shares of Reliant Bancorp, Inc. common stock. After the Merger was completed, Reliant Bancorp, Inc.’s shareholders owned approximately 78.9% of the common stock of the Company and Community First’s shareholders owned approximately 21.1% of the common stock of the Company.
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

Merger expenses for the Company totaled $1,431 for the year ended December 31, 2017. These expenses were related to various professional fees for legal, accounting and other consulting. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.
As of December 31, 2017, Community First including its wholly-owned subsidiaries, had total assets of $480 million, total loans of $316 million and total deposits of $433 million. Community First held a loan portfolio that was primarily comprised of real estate loans.
As a result of the Merger on January 1, 2018, the Company:

•	grew consolidated total assets from $1,125.0 million to $1,636.0 million as of January 1, 2018 after giving effect to purchase accounting;

•	increased total loans from $762.5 million to $1,075.5 million as of January 1, 2018;

•	increased total deposits from $883.5 million to $1,316.9 million as of January 1, 2018; and

•	expanded its employee base from 167 full time equivalent employees to 272 full time equivlent employees as of January 1, 2018.

Earnings

Net income attributable to common shareholders amounted to $3,741 or $0.33 per basic share for the three months ended March 31, 2018, compared to $2,058 or $0.27 per basic share for the same periods in 2017. Diluted net income attributable to shareholders per share was $0.33 for the three months ended March 31, 2018, compared to $0.26 for the same period in 2017. The major components of the improvement from the prior-year are mainly attributable to the Merger and include a 67.9% increase in net interest income of $5,411 and an increase in non-interest income of $1,852, of which $1,163 relates to gains on mortgage loans sold, net, for the three months ended March 31, 2018 compared to 2017.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2018, and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,088,166	4.81	$12,872	$673,036	4.48	$7,263	$5,011	$598	$5,609
Loan fees	—	0.26	686	—	0.31	519	167	—	167
Loans with fees	1,088,166	5.07	13,558	673,036	4.79	7,782	5,178	598	5,776
Mortgage loans held for sale	39,235	4.97	481	10,478	3.64	94	342	45	387
Deposits with banks	50,206	1.34	166	15,092	0.64	24	97	45	142
Investment securities - taxable	72,678	2.83	507	31,093	1.94	149	267	91	358
Investment securities - tax-exempt	218,246	3.57	1,504	133,550	3.95	828	1,468	(792)	676
Fed funds sold and other	9,934	5.96	146	7,770	5.01	96	30	20	50
Total earning assets	1,478,465	4.61	16,362	871,019	4.48	8,973	7,380	9	7,389
Nonearning assets	134,620			55,263
Total Assets	$1,613,085			$926,282
Interest bearing liabilities
Interest bearing demand	154,318	0.20	77	82,780	0.21	43	48	(14)	34
Savings and money market	344,641	0.56	478	184,872	0.33	150	182	146	328
Time deposits - retail	516,424	1.31	1,664	291,594	0.70	506	544	614	1,158
Time deposits - wholesale	95,743	1.41	332	81,975	0.93	187	36	109	145
Total interest bearing deposits	1,111,126	0.93	2,551	641,221	0.56	886	809	856	1,665
Federal Home Loan Bank advances	70,172	1.57	272	45,974	1.02	116	77	79	156
Subordinated debt	11,535	5.52	157	—	—	—	157	—	157
Total borrowed funds	81,707	2.13	429	45,974	1.02	116	234	79	313
Total interest-bearing liabilities	1,192,834	1.01	2,980	687,195	0.59	1,002	1,043	935	1,978
Net interest rate spread (%) / Net Interest Income ($)		3.60	$13,382		3.89	$7,971	$6,338	$(926)	$5,411
Non-interest bearing deposits	212,614	(0.15)		129,385	(0.09)
Other non-interest bearing liabilities	6,205			2,976
Stockholder's equity	201,433			106,726
Total liabilities and stockholders' equity	$1,613,085			$926,282
Cost of funds		0.86			0.50
Net interest margin		3.79			4.01

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

Analysis—For the three months ended March 31, 2018, we recorded net interest income of approximately $13.4 million which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.79%. For the three months ended March 31, 2017, we recorded net interest income of approximately $8.0 million which resulted in a net interest margin of 4.01% . For the three months ended March 31, 2018 and 2017, our net interest spread was 3.60% and 3.89%, respectively. The main factor contributing to the increase in our net interest income was our earning asset growth outpacing our interest-bearing liability growth for the periods presented which was accelerated by the Merger.

Our year-over-year average loan volume increased by approximately 61.7% from the first three months of 2018 to the first three months of 2017. Our combined loan and loan fee yield increased from 4.79% to 5.07% for the first three months of 2017 compared to 2018, respectively. The increased yield for the three months ended March 31, 2018 is partly attributable to the accretion of $592 in income due to the Merger.

Our yield on tax-exempt investments decreased to 3.57% for the three months ended March 31, 2018, from 3.95% for the same periods in 2017. This decrease was driven by the change in the federal tax rate. Our year-over-year average tax-exempt investment volume increased by approximately 63.4% from the first three months of 2017 compared to the same periods in 2018. Our year-over-year average taxable securities volume increased by 133.7% from the first three months of 2018 compared to the same period in 2017. We have continued to add volume to our investment portfolio. During the first quarter, we completed a planned investment securities restructuring that began in the fourth quarter of 2017. As part of the restructuring, we sold $60.0 million of legacy Community First mortgage backed securities and purchase $79.0 million of investment grade securities including a combination of municipals, SBA floating securities, and collateralized mortgage obligations. The purchased securities are modeled to provide 1.32% of additional yield on a tax equivalent basis while leaving price volatility and credit risk substantially unchanged.

Our cost of funds increased to 0.86%% from 0.50% for the three months ended March 31, 2018 compared to the same period in 2017. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances but was also affected by the subordinated debt that we assumed in the Merger with an average balance of $11.5 million with a yield of 5.52% which reduced our margin by approximately 4 basis points. We experienced a 64.3% increase in our average non-interest bearing deposits from the three months ended March 31, 2017.

We expect to see some compression in our net interest margin when the Federal Reserve increases rates.  Our balance sheet has some components that will benefit from rising interest rates, including variable rate loans, some variable rate investment securities and a swap on our investment portfolio.   However, the impact of rate increases on our interest bearing liabilities - mainly our wholesale funding - slightly outweighs the benefit derived on the asset side of our balance sheet.  We are always looking for opportunities to increase our non-interest bearing and lower cost deposits and have seen some success with a stronger focus on low cost deposits in all of our sales incentive plans.  These efforts will continue as well as evaluating the benefits of fixing a greater portion of our funding costs.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2018. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $137 for the three months ended March 31, 2018 compared to $410 for loan losses recorded for the three months ended March 31, 2017. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and nine months ended March 31, 2018, and 2017 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$771	$310	$461	148.7%
Securities gains (losses), net	—	36	(36)	(100.0)%
Gains on mortgage loans sold, net	1,705	542	1,163	214.5%
Gain (loss) on sale of other real estate	89	24	65	270.1%
Loss on disposal of premises and equipment	—	—	—	—%
Other noninterest income:
Bank-owned life insurance	302	186	116	62.3%
Brokerage revenue	75	14	61	438.4%
Miscellaneous noninterest income (expense), net	49	27	22	80.7%
Total other non-interest income	426	227	199	87.7%
Total non-interest income	$2,991	$1,139	$1,852	162.6%

The most significant reasons for the changes in total non-interest income during the three months ended March 31, 2018 compared to the same periods in 2017 is the fluctuation in gains on mortgage loans sold, net and the Merger. These and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 148.7% increase was driven by the Merger which helped grow our deposits by 63.3% since the same period in 2017.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2018, the Company sold securities classified as available for sale totaling $82,187 with no gain or loss. During the three months ended March 31, 2017, the Company sold securities classified as available for sale totaling $12,039 and realized a gain of $36.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of the venture’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,705 for the three months ended March 31, 2018, compared to $542 for the same period in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer. The increase in gains on mortgage loans sold during the three months ended March 31, 2018 was influenced by our new first-lien HELOC program.

During the three months ended March 31, 2018, we recognized a gain of $89 due to the recognition of a previously deferred gain from a payoff of a loan made to finance a piece of other real estate and from the sale of an other real estate owned compared to a gain of $24 in the same period in 2017.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $302 for the three months ended March 31, 2018, compared to $186 for the same period in 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. An additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies in June 2017 and acquired $10.7 million in the Merger.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and nine months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$6,954	$4,269	$2,685	62.9%
Occupancy	1,229	762	467	61.3%
Information technology	1,349	513	836	163.0%
Advertising and public relations	89	75	14	18.7%
Audit, legal and consulting	748	293	455	155.3%
Federal deposit insurance	196	99	97	98.0%
Provision for losses on other real estate	3	—	3	100.0%
Other operating	1,594	858	736	85.8%
Total non-interest expense	$12,162	$6,869	$5,293	77.1%

The most significant reason for the increase in total non-interest expense of $5,293 or 77.1% for the three months ended March 31, 2018 is due to the Merger. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $2,685 or 62.9% for the three months ended March 31, 2018 compared to the same period in 2017. This increase is attributable mainly to the increased staff due to the Merger, which we will decrease subsequent to conversion.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $467 during the three months ended March 31, 2018 when compared to the same period in 2017 due to the additional branches from the Merger as well as a full quarter of depreciation for the Green Hills location which opened in the first quarter of 2017, a full quarter of depreciation and lease expense for our Mortgage office in Brentwood, which opened in the second quarter of 2017, the lease for a new executive office scheduled to open in the second quarter, and the the lease for the Murfreesboro branch that is scheduled to be opened in 2018.

Information technology costs increased by $836 or 163.0% when comparing the three months ended March 31, 2018 to the comparable period in 2017. This increase is mainly attributable to a full quarter of expenses related to projects implemented in 2017 as well as the increase costs due to the Merger, which will decrease subsequent to conversion.

Advertising and public relations costs increased when comparing the three months ended March 31, 2018 to the same period in 2017, by $14. The increase was substantially attributable to the Merger.

Audit, legal and consulting costs increased by $455 or 155.3% when comparing the three months ended March 31, 2018 to the same periods in 2017. This increase is mainly attributable to the increase in consulting fees related to various IT projects and $189 of merger related expenses in the first quarter.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $97 for three months ended March 31, 2018, compared to the same period in 2017. This increase is primarily the result of an increase in deposits due to the Merger.

We recorded a provision for losses on other real estate of $3 during the three months ended March 31, 2018 compared to no provision during the three months ended March 31, 2017. As of March 31, 2018, the Company has two properties held in the other real estate portfolio.

Other operating expenses increased by $736 for the three months ended March 31, 2018, compared to the same period in 2017 mainly due to the Merger with the largest increases in loan-related expenses such as processing costs based on volume and an increase in core deposit intangible amortization of $148.

Income Taxes

During the three months ended March 31, 2018, we recorded consolidated income tax expense of $797 compared to $272 for the three months ended March 31, 2017. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to Bank shareholders for the three months ended March 31, 2018, reflects an effective income tax rate of 18.1% (exclusive of a tax benefit from our mortgage banking operations of $29 on pre-tax losses of $493), compared to 12.8% (exclusive of tax benefit of $31 on pre-tax losses of $530 from our mortgage banking operations for the comparable period of 2017). Our tax rate for the three months ended March 31, 2018, was favorably influenced by the lower tax rate but was offset by a decline in tax credits related to an interest-free loans originated in the second quarter of 2016 and a decline in benefits relating to the exercise of Company stock options.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net loss of $464 for the three months ended March 31, 2018 compared to net loss of $499 for the same periods in 2017. The decrease in loss for the three months ended March 31, 2017 when compared to the same period in 2017 results from their increased production volume from the first-lien HELOC program. These amounts are included in our consolidated results. Also, see Note 9 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets were $1,611,625 at March 31, 2018 and $1,125,034 at December 31, 2017. Our assets increased by 43.3% from December 31, 2017 to March 31, 2018. The increase was substantially attributable to the Merger which enhanced the growth in loans and investments during the period of $333.5 million, or 43.7% and $69.8 million or 31.7%, respectively discussed further below. Other increases include goodwill of $32.1 million or 281.1%, cash of $30.7 million or 148.5%, premise and equipment of $9.7 million or 98.8%, core deposit intangibles of $7.7 million or 597.7%, deferred taxes of $6.6 million or 598.9%, cash surrender value of life insurance contracts of $11.0 million or 32.6%, and other real estate owned of $1.7 or 100.0%. These increases were partially offset by the decline of mortgage loans held for sell by $20.4 million or 44.9%. The Company’s total liabilities were $1,410,674 at March 31, 2018 and $984,897 at December 31, 2017, an increase of 43.2%. The increase in liabilities from December 31, 2017 to March 31, 2018, was substantially attributable to the Merger with most categories increasing across the board including an increase in deposits of $465.9 million or 52.7% and the addition of subordinated debt in the amount of $11.5 million during the period. These increases was partially offset by a decrease in Federal Home Loan Bank advances of $54.7 million or 56.5%. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets, and with the Merger we have expanded into Maury and Hickman Counties. Total loans, net, at March 31, 2018, and December 31, 2017, were $1,095,946 and $762,488, respectively. This represented an increase of 43.7% from December 31, 2017 to March 31, 2018 and was greatly impacted by the Merger.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	March 31,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$166,689	15.1%	$138,706	18.0%
Real estate:
1-4 Family Residential	218,103	19.7%	111,932	14.4%
1-4 Family HELOC	84,193	7.6%	72,017	9.3%
Multifamily and Commercial	404,653	36.6%	261,044	33.8%
Construction, Land Development and Farmland	196,734	17.8%	156,452	20.3%
Consumer	20,652	1.9%	17,605	2.3%
Other	14,775	1.3%	14,694	1.9%
	1,105,799	100.0%	772,450	100.0%
Less:
Deferred loan fees	122		231
Allowance for possible loan losses	9,731		9,731

Loans, net	$1,095,946		$762,488

The table below provides a summary of PCI loans as of March 31, 2018:

March 31, 2018

Commerical, Industrial and Agricultural	$135
Real estate:
1-4 Family Residential	632
1-4 Family HELOC	—
Multifamily and Commercial	1,966
Construction, Land Development and Farmland	1,984
Consumer	17
Other	—
Total gross PCI loans	4,734
Less:
Remaining purchase discount	1,030
Allowance for possible loan losses	—

Loans, net	$3,704

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $166,689 at March 31, 2018, increased 20.2% compared to $138,706 at December 31, 2017.

Real estate loans comprised 81.7% of the loan portfolio at March 31, 2018. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio from

December 31, 2017 to March 31, 2018. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $404,653 at March 31, 2018, increased 55.0% compared to the 261,044 held as of December 31, 2017. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2017, to March 31, 2018, of 17.3%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions experienced an increase of 0.6% from December 31, 2017 to March 31, 2018.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2018, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$414,187	$391,778	$299,834	$1,105,799

Fixed interest rate				$732,026
Variable interest rate				373,773
Total				$1,105,799

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

At March 31, 2018, the allowance for loan losses was $9,731 compared to 9,731 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.88% at March 31, 2018 compared to 1.26% at December 31, 2017. The allowance was adjusted downward as a percent of total loans from December 31, 2017 to March 31, 2018 because the loans from the Merger were booked at their discounted value.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	March 31, 2018	March 31, 2017
Beginning Balance, January 1	$9,731	$9,082
Loans charged off:
Commerical, Industrial and Agricultural	(308)	(472)
Real estate:
1-4 Family Residential	—	(15)
1-4 Family HELOC	(6)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(16)	(11)
Other	(9)	—
Total loans charged off	(339)	(498)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	143	78
Real estate:
1-4 Family Residential	8	—
1-4 Family HELOC	2	16
Multifamily and Commercial	2	—
Construction, Land Development and Farmland	41	2
Consumer	1	—
Other	5	—
Total loan recoveries	202	96
Net recoveries (charge-offs)	(137)	(402)
Provision for loan losses	137	410
Total allowance at end of period	$9,731	$9,090
Gross loans at end of period (1)	$1,105,799	$698,123
Average gross loans (1)	$1,088,166	$673,036
Allowance to total loans	0.88%	1.30%
Net charge offs to average loans (annualized)	0.05%	0.24%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2018			December 31, 2017
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,485	25.5%	15.1%	$2,538	26.1%	18.0%
Real estate:
1-4 Family Residential	1,004	10.3%	19.7%	773	7.9%	14.4%
1-4 Family HELOC	632	6.5%	7.6%	595	6.1%	9.3%
Multifamily and Commercial	3,269	33.6%	36.6%	3,166	32.6%	33.8%
Construction, Land Development and Farmland	2,146	22.1%	17.8%	2,434	25.0%	20.3%
Consumer	156	1.6%	1.9%	183	1.9%	2.3%
Other	39	0.4%	1.3%	42	0.4%	1.9%
	$9,731	100.0%	100.0%	$9,731	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	March 31, 2018	December 31, 2017
Non-accrual loans	$6,427	$5,161
Past due loans 90 days or more and still accruing interest	4	—
Restructured loans	3,392	2,170
Total non-performing loans	9,823	7,331
Foreclosed real estate ("OREO")	1,650	—
Total non-performing assets	$11,473	$7,331
Total non-performing loans as a percentage of total loans	0.89%	0.95%
Total non-performing assets as a percentage of total assets	0.71%	0.65%
Allowance for loan losses as a percentage of non-performing loans	99.05%	132.74%

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

Securities are a significant component of the Company’s earning assets. Securities totaled $290,012 at March 31, 2018. This represents a 31.7% increase from the December 31, 2017 total of $220,201. The increase is attributable to purchasing $69,815 securities available for sale during the three months ended March 31, 2018, offset by sales of $82,187, and principal paydowns and maturities of $2,866 during the same period. Part of our growth is attributable to the Merger and the planned investment securities restructuring, mentioned previously, that began in the fourth quarter of 2017.

Restricted equity securities totaled $9,500 and $7,774 at March 31, 2018, and December 31, 2017, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$30,081	29,951	10.33%	$17,339	17,288	7.85%
State and municipal	240,663	236,569	81.57%	189,576	191,752	87.08%
Corporate bonds	3,630	3,539	1.22%	1,500	1,492	0.68%
Mortgage backed securities	16,721	16,453	5.67%	6,262	6,169	2.80%
Time deposits	3,500	3,500	1.21%	3,500	3,500	1.59%
Total	$294,595	290,012	100.00%	$218,177	220,201	100.00%

The table below summarizes the contractual maturities of securities available for sale at March 31, 2018:

	Amortized Cost	Estimated Fair Value
Due within one year	$6,092	$6,098
Due in one to five years	14,095	14,071
Due in five to ten years	13,320	13,177
Due after ten years	244,367	240,213
Mortgage backed securities	16,721	16,453
Total	$294,595	$290,012
Premises and Equipment

Premises and equipment, net, totaled $19,458 at March 31, 2018 compared to $9,790 at December 31, 2017, a net increase of $9,668 or 98.8% due to the Merger. Premises and equipment purchases amounted to approximately $479 during the first three months of 2018 and were mainly incurred for leasehold improvements related to our new executive office and to our planned Murfreesboro and Chatanooga locations and for IT infrastructure related to the Merger while depreciation expense amounted to $396. At March 31, 2018, we operated from fourteen retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan and deposit production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other twelve bank branch locations three are in Columbia, the remaining nine are in Franklin, Springfield, Gallatin, Nashville, Mt. Pleasant, Thompson Station, Centerville and Lyles Tennessee. Our commercial loan and deposit production offices are in Murfreesboro and Chattanooga, Tennessee. As of March 31, 2018 our mortgage loan production offices were located Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland.

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

At March 31, 2018, total deposits were $1,349,385, an increase of $465,866, or 52.7%, compared to $883,519 at December 31, 2017. During the first three months of 2018, non-interest bearing demand deposits increased by $96.1 million, interest-bearing demand deposits by $62.0 million, savings and money market deposits by $154.9 million, and time deposits increased by 152.9 million. A substantial portion of the increase in the deposits is attributable to the Merger.

The following table shows maturity of time deposits of $250 or more by category based on time remaining until maturity at March 31, 2018.

March 31, 2018
Twelve months or less	$262,236
Over twelve months through three years	25,181
Over three years	5,786
Total	$293,203

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of March 31, 2018. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(5.5)%	(15)%	(9.9)%	(15)%
-100 bp	0.6%	(10)%	0.6%	(10)%
+100 bp	0.4%	(10)%	(0.7)%	(10)%
+200 bp	1.0%	(15)%	(1.2)%	(15)%
+300 bp	1.5%	(20)%	(1.8)%	(20)%
+400 bp	1.6%	(25)%	(2.8)%	(25)%

We were in compliance with our earnings simulation model policies as of March 31, 2018, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At March 31, 2018, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At March 31, 2018, advances totaled $42,061 compared to $96,747 as of December 31, 2017. The decrease in FHLB advances generally is attributable to the Merger part of which relates to the addition of subordinated debentures to our balance sheet.

At March 31, 2018, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2018	$37,000	1.94%
2019	—	—%
2020	—	—%
2021	399	2.73%
2022	913	1.22%
Thereafter	3,749	2.03%
	$42,061	1.94%

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures in the first quarter of 2018.  As of March 31, 2018, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

Capital

Stockholders’ equity was $200,951 at March 31, 2018, an increase of $60,814, or 43.4%, from $140,137 at December 31, 2017. During the three months ended March 31, 2018, the Company raised $340 of capital through the exercise of Company stock options and issued $61,983 as consideration in the Merger. The additional capital for the stock option exercises was pushed-down to the Bank and when combined with the accretion of earnings to capital but offset by the declared dividends and the increase in assets led to a decrease in the Bank’s March 31, 2018 Tier 1 leverage ratio to 10.06% compared with 11.68% at December 31, 2017 (see other ratios discussed further below). Common dividends of $688 (declared during the fourth quarter of 2017 of which $542 was accrued during the fourth quarter while $146 was accrued in the first quarter for stock issued subsequent to year-end ) were paid during the three months ended March 31, 2018, and dividends of $918 were declared in the first quarter of 2018 and were paid subsequent to quarter end.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2018 and December 31, 2017 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Company
Tier I leverage	$159,882	10.28%	$62,215	4.000%	$77,768	5.00%
Common equity Tier 1	159,882	12.88%	79,153	6.375%	80,705	6.50%
Tier I risk-based capital	159,882	12.88%	97,777	7.875%	99,329	8.00%
Total risk-based capital	169,771	13.67%	122,610	9.875%	124,162	10.00%

Bank
Tier I leverage	$156,295	10.06%	$62,145	4.000%	$77,681	5.00%
Common equity Tier 1	156,295	12.64%	78,828	6.375%	80,373	6.50%
Tier I risk-based capital	156,295	12.64%	97,375	7.875%	98,921	8.00%
Total risk-based capital	166,184	13.44%	122,103	9.875%	123,649	10.00%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.00%

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

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

March 31, 2018
Unused lines of credit	$232,699
Standby letters of credit	15,468
Total commitments	$248,167

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

Reliant Bancorp and its wholly-owned subsidiary, Reliant Bank, are periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Neither Reliant Bancorp nor Reliant Bank is involved in any litigation that is expected to have a material impact on our financial position or results of operations. Management believes that any claims pending against Reliant Bancorp or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect Reliant Bank’s financial condition or Reliant Bancorp’s consolidated financial position.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2017. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3.    Defaults Upon Senior Securities.

Not applicable.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.

2.1	Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.).
3.2	Second Amended and Restated Bylaws of Reliant Bancorp, Inc.
3.3	Articles of Amendment to the Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.), dated December 31, 2017.
4.1	Specimen certificate representing the common stock, par value $1.00 per share, of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)
10.1	Employment Agreement, dated as of January 2, 2018, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101	Interactive Data Files*

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

Reliant Bancorp, INC.

May 10, 2018	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)