Form 10-Q
period 2018-06-30
Reliant Bancorp, Inc.
filed 2018-08-09
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 7, 2018 was 11,527,094.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the benefits to Reliant Bancorp of the merger with Community First, Inc. (“Community First”), Reliant Bancorp’s future financial and operating results and Reliant Bancorp’s plans, objectives and intentions. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

(i)	the effect of interest rate increases on the cost of deposits;

(ii)	unanticipated weakness in loan demand or loan pricing;

(iii)	greater than anticipated adverse conditions in the national or local economies in which we operate, including Middle Tennessee;

(iv)	our ability to successfully integrate Community First’s business and operations with that of Reliant Bank;

(v)	lack of strategic growth opportunities or our failure to execute on those opportunities;

(vi)	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

(vii)	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;

(viii)
the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Reliant Bancorp’s results, including as a result of compression to net interest margin;

(ix)	our ability to effectively manage problem credits;

(x)	our ability to successfully implement efficiency initiatives on time and in amounts projected;

(xi)	our ability to successfully develop and market new products and technology;

(xii)
the vulnerability of Reliant Bank’s network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches; and

(xiii)	changes in laws or regulations.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Cash and due from banks	$32,321	$20,497
Federal funds sold	381	171
Total cash and cash equivalents	32,702	20,668
Securities available for sale	308,069	220,201
Loans, net	1,132,290	762,488
Mortgage loans held for sale, net	31,163	45,322
Accrued interest receivable	7,474	5,744
Premises and equipment, net	19,955	9,790
Restricted equity securities, at cost	11,677	7,774
Other real estate, net	2,060	—
Cash surrender value of life insurance contracts	44,927	33,663
Deferred tax assets, net	7,913	1,099
Goodwill	43,627	11,404
Core deposit intangibles	8,693	1,280
Other assets	9,108	5,601

TOTAL ASSETS	$1,659,658	$1,125,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$225,360	$131,996
Interest-bearing demand	140,201	88,230
Savings and money market deposit accounts	352,724	205,230
Time	615,990	458,063
Total deposits	1,334,275	883,519
Accrued interest payable	801	305
Subordinated debentures	11,562	—
Federal Home Loan Bank advances	102,874	96,747
Dividends payable	919	542
Other liabilities	6,887	3,784

TOTAL LIABILITIES	1,457,318	984,897
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,482,965 and 9,034,439 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	11,483	9,034
Additional paid-in capital	172,686	112,437
Retained earnings	21,090	17,189
Accumulated other comprehensive gain (loss)	(2,919)	1,477

TOTAL STOCKHOLDERS’ EQUITY	202,340	140,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,659,658	$1,125,034
See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$14,066	$8,333	$27,624	$16,115
Interest and fees on loans held for sale	326	115	807	209
Interest on investment securities, taxable	453	186	960	335
Interest on investment securities, nontaxable	1,708	946	3,212	1,774
Federal funds sold and other	277	124	589	244

TOTAL INTEREST INCOME	16,830	9,704	33,192	18,677

INTEREST EXPENSE
Deposits
Demand	84	46	161	89
Savings and money market deposit accounts	574	200	1,052	350
Time	2,199	853	4,195	1,546
Federal Home Loan Bank advances and other	397	102	669	218
Subordinated debentures	172	—	329	—

TOTAL INTEREST EXPENSE	3,426	1,201	6,406	2,203

NET INTEREST INCOME	13,404	8,503	26,786	16,474

PROVISION FOR LOAN LOSSES	300	245	437	655

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,104	8,258	26,349	15,819

NONINTEREST INCOME
Service charges on deposit accounts	900	317	1,671	627
Gains on mortgage loans sold, net	957	638	2,662	1,180
Gain on securities transactions, net	25	23	25	59
Gain on sale of other real estate	20	1	109	25
Other	352	252	778	479

TOTAL NONINTEREST INCOME	2,254	1,231	5,245	2,370

NONINTEREST EXPENSE
Salaries and employee benefits	6,613	4,485	13,567	8,754
Occupancy	1,210	870	2,439	1,632
Information technology	1,249	679	2,598	1,192
Advertising and public relations	141	48	230	123
Audit, legal and consulting	816	308	1,439	601
Federal deposit insurance	224	121	420	220
Merger expenses	2,483	—	2,660	—
Other operating	1,305	757	2,850	1,615

TOTAL NONINTEREST EXPENSE	14,041	7,268	26,203	14,137

INCOME BEFORE PROVISION FOR INCOME TAXES	1,317	2,221	5,391	4,052

INCOME TAX EXPENSE	115	427	912	699

CONSOLIDATED NET INCOME	1,202	1,794	4,479	3,353

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	937	393	1,401	892

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,139	$2,187	$5,880	$4,245

Basic net income attributable to common shareholders, per share	$0.19	$0.28	$0.52	$0.55
Diluted net income attributable to common shareholders, per share	$0.19	$0.28	$0.51	$0.54

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$1,202	$1,794	$4,479	$3,353
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of ($31) and ($871) for the three months ended June 30, 2018 and 2017, respectively, and $1,548 and ($1,016) for the six months ended June 30, 2018 and 2017, respectively	36	1,499	(4,378)	1,639
Reclassification adjustment for gains included in net income, net of tax of ($7) and ($9) for the three months ended June 30, 2018 and 2017, respectively, and ($7) and ($23) for the six months ended June 30, 2018 and 2017, respectively	(18)	(14)	(18)	(36)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18	1,485	(4,396)	1,603
TOTAL COMPREHENSIVE INCOME	$1,220	$3,279	$83	$4,956

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$—	$106,919

Stock based compensation expense	—	—	195	—	—	—	195

Exercise of stock options	49,253	50	518	—	—	—	568

Restricted stock awards	15,000	15	(15)	—	—	—	—

Restricted stock forfeiture	(3,000)	(3)	3	—	—	—	—

Noncontrolling interest contributions	—	—	—	—	—	892	892

Cash dividend declared to common shareholders	—	—	—	(941)	—	—	(941)

Net income (loss)	—	—	—	4,245	—	(892)	3,353

Other comprehensive income	—	—	—	—	1,603	—	1,603

BALANCE - JUNE 30, 2017	7,839,562	$7,840	$89,746	$15,516	$(513)	$—	$112,589

BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137

Stock based compensation expense	—	—	372	—	—	—	372

Exercise of stock options	25,582	25	318	—	—	—	343

Restricted stock awards	7,500	8	(8)	—	—	—	—

Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—

Conversion shares issued to shareholders of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983

Noncontrolling interest contributions	—	—	—	—	—	1,401	1,401

Cash dividend declared to common shareholders	—	—	—	(1,979)	—	—	(1,979)

Net income (loss)	—	—	—	5,880	—	(1,401)	4,479

Other comprehensive loss	—	—	—	—	(4,396)	—	(4,396)

BALANCE - JUNE 30, 2018	11,482,965	$11,483	$172,686	$21,090	$(2,919)	$—	$202,340

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Consolidated net income	$4,479	$3,353
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Provision for loan losses	437	655
Deferred income taxes (benefit)	(374)	(54)
Depreciation and amortization of premises and equipment	792	513
Net amortization of securities	1,515	959
Other amortization (accretion)	40	—
Net realized (gains) losses on sales of securities	(25)	(59)
Gains on mortgage loans sold, net	(2,662)	(1,180)
Stock-based compensation expense	372	195
Realization of gain on other real estate	(109)	(25)
Increase in cash surrender value of life insurance contracts	(600)	(376)
Mortgage loans originated for resale	(70,064)	(28,207)
Proceeds from sale of mortgage loans	87,795	29,187
Amortization of core deposit intangible	475	178
Change in
Accrued interest receivable	(565)	(512)
Other assets	(856)	5,534
Accrued interest payable	496	60
Other liabilities	(1,321)	1,407

TOTAL ADJUSTMENTS	15,346	8,275

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,825	11,628

INVESTING ACTIVITIES
Cash received from merger	33,128	—
Activities in available for sale securities
Purchases	(103,323)	(58,778)
Sales	92,991	18,688
Maturities, prepayments and calls	6,862	4,302
Purchases of restricted equity securities	(2,177)	(22)
Loan originations and payments, net	(58,259)	(53,403)
Purchase of buildings, leasehold improvements, and equipment	(1,372)	(1,141)
Proceeds from sale of other real estate	670	—
Purchase of life insurance contracts	—	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(31,480)	(94,354)

FINANCING ACTIVITIES
Net change in deposits	18,261	76,180
Net change in federal funds purchased	—	(3,671)
Net change in advances from Federal Home Loan Bank	6,127	12,623
Issuance of common stock	343	568
Noncontrolling interest contributions received	560	1,045
Cash dividends paid on common stock	(1,602)	(1,711)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,689	85,034

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,034	2,308
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,668	24,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,702	$26,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$5,910	$2,143
Taxes	$1,623	$526

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(6,499)	$3,088
Unrealized gain (loss) on derivatives	$598	$(492)
Change in due to/from noncontrolling interest	$1,401	$(153)
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$1,060	$—

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

The consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$32,617	$—	$(584)	$32,033
State and municipal	243,359	901	(4,284)	239,976
Corporate bonds	3,130	3	(87)	3,046
Mortgage backed securities	29,938	5	(429)	29,514
Time deposits	3,500	—	—	3,500

Total	$312,544	$909	$(5,384)	$308,069

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$17,339	$45	$(96)	$17,288
State and municipal	189,576	3,081	(905)	191,752
Corporate bonds	1,500	5	(13)	1,492
Mortgage backed securities	6,262	3	(96)	6,169
Time deposits	3,500	—	—	3,500

Total	$218,177	$3,134	$(1,110)	$220,201

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount of $74,022 and $78,220, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at June 30, 2018 by contractual maturity are provided below. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$3,582	$3,581
Due in one to five years	7,326	7,297
Due in five to ten years	15,401	15,141
Due after ten years	256,297	252,536
Mortgage backed securities	29,938	29,514
Total	$312,544	$308,069

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$30,033	$547	$1,654	$37	$31,687	$584
State and municipal	142,013	2,555	34,667	1,729	176,680	4,284
Corporate bonds	2,051	79	492	8	2,543	87
Mortgage backed securities	26,874	325	2,266	104	29,140	429

Total temporarily impaired	$200,971	$3,506	$39,079	$1,878	$240,050	$5,384

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and the change in the federal tax rate. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 266 and 120 securities in an unrealized loss position as of June 30, 2018 and December 31, 2017, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2018 and December 31, 2017 were comprised as follows:

	June 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$186,306	$138,706
Real Estate
1-4 Family Residential	218,849	111,932
1-4 Family HELOC	85,585	72,017
Multi-family and Commercial	401,548	261,044
Construction, Land Development and Farmland	214,462	156,452
Consumer	22,155	17,605
Other	13,546	14,694
	1,142,451	772,450
Less
Deferred loan (fees) costs	(8)	231
Allowance for possible loan losses	10,169	9,731

Loans, net	$1,132,290	$762,488

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(308)	—	(140)	(8)
Recoveries	425	3	44	11
Provision	(970)	692	177	469
Ending balance	$1,685	$3,861	$2,515	$1,245

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(24)	(22)	(508)
Recoveries	5	18	3	509
Provision	42	15	12	437
Ending balance	$636	$192	$35	$10,169

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(471)	—	—	(15)
Recoveries	140	—	3	—
Provision	850	172	131	(335)
Ending balance	$2,957	$2,903	$1,920	$828

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	—	(28)	—	(514)
Recoveries	18	1	—	162
Provision	(160)	(4)	1	655
Ending balance	$562	$177	$38	$9,385

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$50	$—	$58	$28
Acquired with credit impairment	—	100	—	—
Collectively evaluated for impairment	1,635	3,761	2,457	1,217
Total	$1,685	$3,861	$2,515	$1,245
Loans
Individually evaluated for impairment	$1,200	$2,009	$2,237	$2,216
Acquired with credit impairment	42	711	1,769	463
Collectively evaluated for impairment	185,064	398,828	210,456	216,170
Total	$186,306	$401,548	$214,462	$218,849

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$136
Acquired with credit impairment	—	—	—	100
Collectively evaluated for impairment	636	192	35	9,933
Total	$636	$192	$35	$10,169
Loans
Individually evaluated for impairment	$90	$—	$—	$7,752
Acquired with credit impairment	—	11	—	2,996
Collectively evaluated for impairment	85,495	22,144	13,546	1,131,703
Total	$85,585	$22,155	$13,546	$1,142,451

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Non-accrual loans by class of loan were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$483	$2,110
Multi-family and Commercial Real Estate	471	—
Construction, Land Development and Farmland	1,740	2,518
1-4 Family Residential Real Estate	1,575	533
1-4 Family HELOC	—	—
Consumer	91	—
Total	$4,360	$5,161

Performing non-accrual loans totaled $2,695 and $1,096 at June 30, 2018 and December 31, 2017, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at June 30, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,653	$977	$265	$1,242	$50
Multi-family and Commercial Real Estate	3,842	2,516	204	2,720	100
Construction, Land Development and Farmland	4,323	3,389	617	4,006	58
1-4 Family Residential Real Estate	3,758	2,651	28	2,679	28
1-4 Family HELOC	90	90	—	90	—
Consumer	17	11	—	11	—

Total	$13,683	$9,634	$1,114	$10,748	$236

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	—	3,078	—
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	—	2,159	—
1-4 Family HELOC	90	90	—	90	—

Total	$16,089	$11,535	$2,953	$14,488	$667

The average balances of impaired loans for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Commercial, Industrial and Agricultural	$3,040	$5,758
Multi-family and Commercial Real Estate	3,010	4,832
Construction, Land Development and Farmland	5,083	4,192
1-4 Family Residential Real Estate	2,774	2,093
1-4 Family HELOC	90	1,180
Consumer	88	—
Total	$14,085	$18,055

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Credit quality indicators by class of loan were as follows at June 30, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$185,069	$4	$1,233	$186,306
1-4 Family Residential Real Estate	214,614	1,136	3,099	218,849
1-4 Family HELOC	85,495	—	90	85,585
Multi-family and Commercial Real Estate	398,957	—	2,591	401,548
Construction, Land Development and Farmland	210,133	816	3,513	214,462
Consumer	21,900	—	255	22,155
Other	13,546	—	—	13,546
Total	$1,129,714	$1,956	$10,781	$1,142,451

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$135,833	$5	$2,868	$138,706
1-4 Family Residential Real Estate	108,426	1,392	2,114	111,932
1-4 Family HELOC	71,927	—	90	72,017
Multi-family and Commercial Real Estate	259,123	—	1,921	261,044
Construction, Land Development and Farmland	149,886	2,998	3,568	156,452
Consumer	17,605	—	—	17,605
Other	14,694	—	—	14,694
Total	$757,494	$4,395	$10,561	$772,450

Past due status by class of loan was as follows at June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$96	$—	$280	$376	$185,930	$186,306
1-4 Family Residential Real Estate	1,266	70	99	1,435	217,414	218,849
1-4 Family HELOC	—	19	—	19	85,566	85,585
Multi-family and Commercial Real Estate	—	282	471	753	400,795	401,548
Construction, Land Development and Farmland	—	—	617	617	213,845	214,462
Consumer	—	24	23	47	22,108	22,155
Other	—	—	—	—	13,546	13,546
Total	$1,362	$395	$1,490	$3,247	$1,139,204	$1,142,451

Past due status by class of loan was as follows at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$7	$—	$1,548	$1,555	$137,151	$138,706
1-4 Family Residential Real Estate	617	—	—	617	111,315	111,932
1-4 Family HELOC	—	7	—	7	72,010	72,017
Multi-family and Commercial Real Estate	1,254	—	—	1,254	259,790	261,044
Construction, Land Development and Farmland	265	444	2,073	2,782	153,670	156,452
Consumer	14	—	—	14	17,591	17,605
Other	—	—	—	—	14,694	14,694
Total	$2,157	$451	$3,621	$6,229	$766,221	$772,450

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

There was a loan totaling $51 past due 90 days or more and still accruing interest at June 30, 2018. There were no loans past due 90 days or more still accruing interest at December 31, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2018 and 2017:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
June 30, 2018
1-4 Family Residential	1	$1,254	$1,254

June 30, 2017
Multi-family and Commercial	1	$108	$108

The modification that occurred during the six months ended June 30, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income. The modification that occurred during the six months ended June 30, 2017, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$64	$298
Multi-family and Commercial Real Estate	1,345	1,217
Construction, Land Development and Farmland	1,977	1,508
1-4 Family Residential Real Estate	622	47
1-4 Family HELOC	—	—
Consumer	17	—
Total outstanding balance	4,025	3,070
Less remaining purchase discount	1,029	156
Allowance for loan losses	100	4
Carrying amount, net of allowance	$2,896	$2,910

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the quarters and six months ended June 30, 2018 and 2017:

	2018	2017
Balance at January 1,	$—	$87
New accretable loan discount	260	—
Accretion income	(38)	(18)
Balance at March 31,	$222	$69
Loan payoffs	(67)	—
Accretion income	(95)	(17)
Balance at June 30,	$60	$52

NOTE 4 - OTHER REAL ESTATE

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sale which totaled $1,650. During the second quarter of 2018, the Company sold one of those parcels for a gain of $20 and transferred from loans to other real estate two other properties totaling $1,060.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Mortgage Loans Held For Sale: Bid quotes are presently used for the fair value estimate of mortgage loans held for sale, while previously, a pricing model of an independent entity was used to estimate the fair value of mortgage loans held for sale.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
U. S. Treasury and other U. S. government agencies	$32,033	$—	$32,033	$—
State and municipal	239,976	—	239,976	—
Corporate bonds	3,046	—	3,046	—
Mortgage backed securities	29,514	—	29,514	—
Time deposits	3,500	3,500	—	—
Interest rate swap	696	—	696	—

Liabilities
Interest rate swap	$173	$—	$173	$—
December 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$17,288	$—	$17,288	$—
State and municipal	191,752	—	191,752	—
Corporate bonds	1,492	—	1,492	—
Mortgage backed securities	6,169	—	6,169	—
Time deposits	3,500	3,500	—	—
Interest rate swap	155	—	155	—

Liabilities
Interest rate swap	$180	$—	$180	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
Impaired loans	$878	$—	$—	$878
Other real estate owned	2,060	—	—	2,060

December 31, 2017
Assets
Impaired loans	$2,286	$—	$—	$2,286

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2018 and December 31, 2017:

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at June 30, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$32,321	$32,321	$32,321	$—	$—
Federal funds sold	381	381	—	381	—
Loans, net	1,132,290	1,130,275	—	—	1,130,275
Mortgage loans held for sale	31,163	31,358	—	31,358	—
Accrued interest receivable	7,474	7,474	—	7,474	—
Restricted equity securities	11,677	11,677	—	11,677	—
Financial liabilities
Deposits	$1,334,275	1,327,411	—	—	1,327,411
Accrued interest payable	801	801	—	801	—
Subordinate debentures	11,562	11,714	—	—	11,714
Federal Home Loan Bank advances	102,874	102,780	—	—	102,780

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2017 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,497	$20,497	$20,497	$—	$—
Federal funds sold	171	171	—	171	—
Loans, net	762,488	762,574	—	—	762,574
Mortgage loans held for sale	45,322	46,467	—	46,467	—
Accrued interest receivable	5,744	5,744	—	5,744	—
Restricted equity securities	7,774	7,774	—	7,774	—
Financial liabilities
Deposits	$883,519	$882,533	$—	$—	$882,533
Accrued interest payable	305	305	—	305	—
Federal Home Loan Bank advances	96,747	96,754	—	—	96,754

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

A summary of the activity in the stock option plans for the six months ended June 30, 2018 as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	170,761	$14.48	5.73	$1,905
Granted	—	$—
Exercised	(25,582)	$13.41
Forfeited or expired	(4,000)	$15.69
Outstanding at June 30, 2018	141,179	$14.61	5.80	$1,898
Exercisable at June 30, 2018	80,279	$13.00	4.24	$1,209

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2018	74,900	$4.14
Granted	—	$—
Vested	(10,000)	$6.39
Forfeited	(4,000)	$3.77
Non-vested options at June 30, 2018	60,900	$4.29

At June 30, 2018, the unrecognized future compensation expense to be recognized for stock compensation totals $1,518.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual and required capital amounts and ratios are presented below as of June 30, 2018 and December 31, 2017.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Company
Tier I leverage	$161,334	10.28%	$62,776	4.000%	$78,470	5.000%
Common equity tier 1	149,772	11.59%	82,381	6.375%	83,996	6.500%
Tier I risk-based capital	161,334	12.48%	101,803	7.875%	103,419	8.000%
Total risk-based capital	171,928	13.30%	127,653	9.875%	129,269	10.000%

Bank
Tier I leverage	$156,168	9.98%	$62,592	4.000%	$78,240	5.000%
Common equity tier 1	156,168	12.14%	82,007	6.375%	83,615	6.500%
Tier I risk-based capital	156,168	12.14%	101,303	7.875%	102,911	8.000%
Total risk-based capital	166,762	12.96%	127,066	9.875%	128,674	10.000%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.000%
Common equity tier 1	126,234	13.90%	52,219	5.750%	59,030	6.500%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.000%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.000%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.000%
Common equity tier 1	123,862	13.67%	52,100	5.750%	58,896	6.500%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.000%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.000%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS Computation
Net income attributable to common shareholders	$2,139	$2,187	$5,880	$4,245
Weighted average common shares outstanding	11,396,829	7,775,179	11,389,634	7,758,408
Basic earnings per common share	$0.19	$0.28	$0.52	$0.55
Diluted EPS Computation
Net income attributable to common shareholders	$2,139	$2,187	$5,880	$4,245
Weighted average common shares outstanding	11,396,829	7,775,179	11,389,634	7,758,408
Dilutive effect of stock options and restricted shares	98,404	97,947	96,838	96,433
Adjusted weighted average common shares outstanding	11,495,233	7,873,126	11,486,472	7,854,841
Diluted earnings per common share	$0.19	$0.28	$0.51	$0.54

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

Residential Mortgage Banking originates traditional first lien residential mortgage loans and first lien home equity lines of credit throughout the United States. The traditional first lien residential mortgage loans are typically underwritten to government agency standards and sold to third party secondary market mortgage investors. The home equity lines of credit to other participating banks or investor groups.

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,190	$214	$—	$13,404
Provision for loan losses	300	—	—	300
Noninterest income	1,299	993	(38)	2,254
Noninterest expense	11,872	2,169	—	14,041
Income tax expense (benefit)	178	(63)	—	115
Net income (loss)	2,139	(899)	(38)	1,202
Noncontrolling interest in net loss of subsidiary	—	899	38	937
Net income attributable to common shareholders	$2,139	$—	$—	$2,139

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$8,405	$98	$—	$8,503
Provision for loan losses	245	—	—	245
Noninterest income	594	676	(39)	1,231
Noninterest expense	6,115	1,153	—	7,268
Income tax expense (benefit)	452	(25)	—	427
Net income (loss)	2,187	(354)	(39)	1,794
Noncontrolling interest in net loss of subsidiary	—	354	39	393
Net income attributable to common shareholders	$2,187	$—	$—	$2,187

	Six Months Ended June 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$26,234	$552	$—	$26,786
Provision for loan losses	437	—	—	437
Noninterest income	2,587	2,741	(83)	5,245
Noninterest expense	21,500	4,703	—	26,203
Income tax expense (benefit)	1,004	(92)	—	912
Net income (loss)	5,880	(1,318)	(83)	4,479
Noncontrolling interest in net loss of subsidiary	—	1,318	83	1,401
Net income attributable to common shareholders	$5,880	$—	$—	$5,880

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

	Six Months Ended June 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$16,300	$174	$—	$16,474
Provision for loan losses	655	—	—	655
Noninterest income	1,188	1,267	(85)	2,370
Noninterest expense	11,833	2,304	—	14,137
Income tax expense (benefit)	755	(56)	—	699
Net income (loss)	4,245	(807)	(85)	3,353
Noncontrolling interest in net loss of subsidiary	—	807	85	892
Net income attributable to common shareholders	$4,245	$—	$—	$4,245

NOTE 10 - DERIVATIVES

The Company has swap agreements that relate to the purchase of investment grade municipal securities effectively converting the fixed municipal yields to floating rates. Additionally, during the second quarter of 2018, the Company, has entered into swap agreements which hedge Federal Home Loan Bank advances and subordinated debentures that convert the floating rate elements into fixed rates. These cash flow hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the changes in fair value based on fluctuations in interest rates. At June 30, 2018, the Company’s cash flow hedges are deemed effective and are not expected to have a significant impact on net income over the next twelve months.

The total notional amount of swap agreements was $51,505 at June 30, 2018 and $21,505 at December 31, 2017, respectively. At June 30, 2018, the contracts had fair values totaling $696 recorded in other assets and $173 recorded in other liabilities. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities.

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

Income tax expense totaled $115 in the second quarter of 2018 as compared to $427 in the second quarter of 2017 and $912 and $699 for the six months ended June 30, 2018 and 2017. The effective tax rate of 9% and 19% for the second quarters of 2018 and 2017, respectively, were favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the stock compensatory plans and the addition of certain state tax credits on interest-free loans. The effective tax rates for the six months ended June 30, 2018 and 2017 of 17% for each period were similarly impacted. The state tax credits and excess tax benefits recognized relating to stock compensatory plans for 2018 are at lesser level than 2017.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

During the second quarter of 2018 as part of the system integration of Community First, the Company determined minor adjustments were appropriate to reduce other assets by $78 and increase payables and other liabilities by $85 effective as of the acquisition date.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	$61,958
Value of fractional shares	$25
Estimated fair value of Community First	$61,983

Allocation of Purchase Price
Total consideration above	$61,983
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	(33,128)
Time deposits in other financial institutions	(23,309)
Investment securities available for sale	(69,078)
Loans, net of unearned income	(313,040)
Mortgage loans held for sale, net	(910)
Accrued interest receivable	(1,165)
Premises and equipment	(9,585)
Restricted equity securities	(1,726)
Cash surrender value of life insurance contracts	(10,664)
Other real estate owned	(1,650)
Deferred tax asset, net	(4,885)
Core deposit intangible	(7,888)
Other assets	(1,810)
Deposits—noninterest-bearing	80,395
Deposits—interest-bearing	352,100
Other borrowings	11,522
Payables and other liabilities	5,061
Net liabilities assumed (net assets acquired)	(29,760)
Goodwill	$32,223

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION (CONTINUED)

Pro forma data for the six months ended June 30, 2018 and 2017 in the table below presents information as if the merger occurred at the beginning of each period.

	Six Months Ended June 30,
	2018	2017
Net interest income	$26,786	$24,701
Net income attributable to common shareholders	$5,880	$5,755
Earnings per share - basic	$0.52	$0.57
Earnings per share - diluted	$0.51	$0.56

Supplemental pro forma earnings in the above table for the six months ended 2018 and 2017 include $2,600 and $240 of nonrecurring costs, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. These changes did not have a significant impact on our consolidated financial statements.

ASU 2016-02,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is evaluating the impact of the update on the Company’s consolidated financial statements.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. In March 2017, the FASB issued this pronouncement which shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for the Company on January 1, 2018 and did not have a significant impact on the consolidated financial statements.

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

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118." ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 11 - Income Taxes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events six months ended June 30, 2018:

•	Acquired Community First, Inc., on January 1, 2018.

•
Net income available to common shareholders totaled $5.9 million, or $0.51 per diluted common share for the six months ended June 30, 2018 compared to $4.2 million, or $0.54 per diluted common share, during same period in 2017.

•	Gross loans increased $370.0 million for the six months ended June 30, 2018.

•	Deposits increased $450.8 million for the six months ended June 30, 2018.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.39 percent.

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

During 2011, the Bank and another entity organized Reliant Mortgage Ventures. Under the related operating agreement, the non-controlling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of June 30, 2018, the cumulative losses to date totaled $5,670 prior to intercompany eliminations. Reliant Mortgage Ventures, LLC will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

Earnings

Net income attributable to common shareholders amounted to $2,139 and $5,880, or $0.19 and $0.52 per basic share for the three and six months ended June 30, 2018, compared to $2,187 and $4,245, or $0.28 and $0.55 per basic share for the same periods in 2017. Diluted net income attributable to common shareholders was $0.19 and $0.28 per share and $0.51 and $0.54 per share for the three and six months ended June 30, 2018, compared to the same periods in 2017, respectively. The major component of the decline from the prior-year is mainly attributable to the increase of non-interest expense for the three and six months ended June 30, 2018 by 93.2% and 85.4%, respectively when compared to the same periods in 2017, which included merger expenses of $2,483 and $2,660 for the three and six months ended June 30, 2018 compared to $0 in 2017. The largest factor offsetting the decline was an increase of 57.6% and 62.6% increase in net interest income for the three and six months ended June 30, 2018 compared to the same periods in 2017. These and other components of the variances are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2018, and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,119,884	4.81	$13,393	$703,596	4.54	$7,801	$5,081	$511	$5,592
Loan fees	—	0.24	673	—	0.30	532	141	—	141
Loans with fees	1,119,884	5.05	14,066	703,596	4.84	8,333	5,222	511	5,733
Mortgage loans held for sale	24,611	5.31	326	11,117	4.15	115	172	39	211
Deposits with banks	36,550	1.21	110	15,988	0.63	25	50	35	85
Investment securities - taxable	67,647	2.69	453	35,742	2.09	186	202	65	267
Investment securities - tax-exempt	231,874	3.75	1,708	144,969	4.08	946	1,514	(752)	762
Federal funds sold and other	11,441	5.85	167	8,051	4.93	99	47	21	68
Total earning assets	1,492,007	4.66	16,830	919,463	4.54	9,704	7,207	(81)	7,126
Nonearning assets	137,707			52,649
Total assets	$1,629,714			$972,112
Interest bearing liabilities
Interest bearing demand	143,811	0.23	84	88,514	0.21	46	33	5	38
Savings and money market	357,475	0.64	574	210,576	0.38	200	189	185	374
Time deposits - retail	517,209	1.43	1,848	305,935	0.84	644	597	607	1,204
Time deposits - wholesale	92,197	1.53	351	89,117	0.94	209	7	135	142
Total interest bearing deposits	1,110,691	1.03	2,857	694,142	0.64	1,099	826	932	1,758
Federal Home Loan Bank advances	79,520	2.00	397	30,510	1.34	102	226	69	295
Subordinated debt	11,556	5.97	172	—	—	—	—	172	172
Total borrowed funds	91,076	2.51	569	30,510	1.34	102	226	241	467
Total interest-bearing liabilities	1,201,768	1.14	3,426	724,652	0.66	1,201	1,052	1,173	2,225
Net interest rate spread (%) / Net interest income ($)		3.52	$13,404		3.88	$8,503	$6,155	$(1,254)	$4,901
Non-interest bearing deposits	219,860	(0.17)		134,724	(0.10)
Other non-interest bearing liabilities	5,781			3,099
Stockholder's equity	202,305			109,637
Total liabilities and stockholders' equity	$1,629,714			$972,112
Cost of funds		0.97			0.56
Net interest margin		3.74			4.01

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,104,025	4.81	$26,268	$688,316	4.51	$15,064	$10,092	$1,112	$11,204
Loan fees	—	0.25	1,356	—	0.31	1,051	305	—	305
Loans with fees	1,104,025	5.06	27,624	688,316	4.82	16,115	10,397	1,112	11,509
Mortgage loans held for sale	31,923	5.10	807	10,798	3.90	209	517	81	598
Deposits with banks	43,378	1.28	276	15,540	0.64	49	146	81	227
Investment securities - taxable	70,162	2.76	960	33,418	2.02	335	469	156	625
Investment securities - tax-exempt	225,060	3.66	3,212	139,259	4.02	1,774	2,131	(693)	1,438
Fed funds sold and other	10,688	5.91	313	7,911	4.97	195	77	41	118
Total earning assets	1,485,236	4.63	33,192	895,242	4.51	18,677	13,737	778	14,515
Nonearning assets	136,163			53,955
Total assets	$1,621,399			$949,197
Interest bearing liabilities
Interest bearing demand	149,065	0.22	161	85,647	0.21	89	67	5	72
Savings and money market	351,058	0.60	1,052	197,724	0.36	350	377	325	702
Time deposits - retail	516,816	1.37	3,512	298,764	0.78	1,150	1,160	1,202	2,362
Time deposits - wholesale	93,970	1.47	683	85,546	0.93	396	41	246	287
Total interest bearing deposits	1,110,909	0.98	5,408	667,681	0.60	1,985	1,645	1,778	3,423
Federal Home Loan Bank advances and other	74,846	1.80	669	38,243	1.15	218	283	168	451
Subordinated debt	11,546	5.75	329	—	—	—	—	329	329
Total borrowed funds	86,392	2.33	998	38,243	1.15	218	283	497	780
Total interest-bearing liabilities	1,197,301	1.08	6,406	705,924	0.63	2,203	1,928	2,275	4,203
Net interest rate spread (%) / Net interest income ($)		3.55	$26,786		3.88	$16,474	$11,809	$(1,497)	$10,312
Non-interest bearing deposits	216,237	(0.18)		132,054	(0.10)
Other non-interest bearing liabilities	5,992			3,037
Stockholder's equity	201,869			108,182
Total liabilities and stockholders' equity	$1,621,399			$949,197
Cost of funds		0.90			0.53
Net interest margin		3.76			4.01

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

Analysis—For the three and six months ended June 30, 2018, we recorded net interest income of approximately $13.4 million and $26.8 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.74% and 3.76%, respectively. For the three and six months ended June 30, 2017, we recorded net interest income of approximately $8.5 million and $16.5 million, respectively, which resulted in a net interest margin of 4.01% for each period. For the three months ended June 30, 2018 and 2017, our net interest spread was 3.52% and 3.88%, respectively. For the six months ended June 30, 2018 and 2017, our net interest spread was 3.55% and 3.88%, respectively.

The main factor contributing to the increase in our net interest income was our earning asset growth outpacing our interest-bearing liability growth for the periods presented which was accelerated by the Merger.

Our year-over-year average loan volume increased by approximately 60.4% for the first six months of 2018 compared to the first six months of 2017. Our combined loan and loan fee yield increased from 4.82% to 5.06% for the first six months of 2018 compared to 2017, while our combined loan and loan fee yield increased from 4.84% to 5.05% for the three months ended June 30, 2018 compared to the same period in 2017. The increased yield for the three and six months ended June 30, 2018 is partly attributable to the accretion of $369 and $922, respectively, in income due to the Merger.

Our tax equivalent yield on tax-exempt investments decreased to 3.75% and 3.66%, respectively for the three and six months ended June 30, 2018, from 4.08% and 4.02% for the same periods in 2017. This decrease was driven by the change in the federal tax rate. Our year-over-year average tax-exempt investment volume increased by approximately 61.6% from the first six months of 2017 compared to the same periods in 2018. Our year-over-year average taxable securities volume increased by 110.0% from the first six months of 2018 compared to the same period in 2017. We have continued to add volume to our investment portfolio. During the first quarter, we completed a planned investment securities restructuring that began in the fourth quarter of 2017. As part of the restructuring, we sold $60.0 million of legacy Community First mortgage backed securities and purchased $79.0 million of investment grade securities including a combination of municipals, SBA floating securities, and collateralized mortgage obligations. The purchased securities are modeled to provide 1.32% of additional yield on a tax equivalent basis while leaving price volatility and credit risk substantially unchanged. During the first and second quarters of 2018 we made some additional smaller restructurings to our portfolio slightly increasing the portion of variable rate securities. A portion of these purchases were funded by the sale of some certificates of deposit held as investments that were acquired in the Merger.

Our cost of funds increased to 0.97% from 0.56% for the three months ended June 30, 2018 compared to the same period in 2017. Our cost of funds increased to 0.90% from 0.53% for the six months ended June 30, 2018 compared to the same period in 2017.
The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances but was also affected by the subordinated debt that we assumed in the Merger. The subordinated debt had an average balance of $11.6 million for the three and six months ended June 30, 2018 with a cost of 5.97% and 5.75%, respectively. We experienced a 63.2% and 63.7%, increase in our average non-interest bearing deposits from the three and six months ended June 30, 2017, respectively.

We expect to see some slight compression in our net interest margin when the Federal Reserve increases rates.  Our balance sheet has some components that will benefit from rising interest rates, including variable rate loans, some variable rate investment securities and interest rate swaps.  During the second quarter of 2018, we added $30 million of pay-fixed receive-variable interest rate swaps. The impact of rate increases on our interest bearing liabilities - mainly our wholesale funding - slightly outweighs the benefits derived on the asset side of our balance sheet.  We are always looking for opportunities to increase our non-interest bearing and lower cost deposits and have seen some success with a stronger focus on low cost deposits in all of our sales incentive plans.  These efforts will continue as well as continuing to evaluate the benefits of fixing a greater portion of our funding costs through interest rate swaps.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2018. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $300 and $437 for the three and six months ended June 30, 2018, respectively, compared to $245 and $655 for loan losses recorded for the three and six months ended June 30, 2017, respectively. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2018, and 2017 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$900	$317	$583	183.9%
Securities gains (losses), net	25	23	2	8.7%
Gains on mortgage loans sold, net	957	638	319	50.0%
Gain (loss) on sale of other real estate	20	1	19	1,900.0%
Other noninterest income:
Bank-owned life insurance	298	190	108	56.8%
Brokerage revenue	9	40	(31)	(77.5)%
Miscellaneous noninterest income (expense), net	45	22	23	104.5%
Total other non-interest income	352	252	100	39.7%
Total non-interest income	$2,254	$1,231	$1,023	83.1%

	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$1,671	$627	$1,044	166.5%
Securities gains (losses), net	25	59	(34)	(57.6)%
Gains on mortgage loans sold, net	2,662	1,180	1,482	125.6%
Gain (loss) on sale of other real estate	109	25	84	336.0%
Other noninterest income:
Bank-owned life insurance	600	376	224	59.6%
Brokerage revenue	85	54	31	57.4%
Miscellaneous noninterest income (expense), net	93	49	44	89.8%
Total other non-interest income	778	479	299	62.4%
Total non-interest income	$5,245	$2,370	$2,875	121.3%

The most significant reasons for the changes in total non-interest income during the three and six months ended June 30, 2018 compared to the same periods in 2017 are the fluctuation in gains on mortgage loans sold, net, the increase in service charges, and the Merger which affects most of the categories. These and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 183.9% and 166.5% increase for the three and six months ended June 30, 2018, respectively, was driven by the Merger which helped grow our deposits by 58.8% since the same period in 2017.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the six months ended June 30, 2018, the Company sold securities classified as available for sale totaling $92,991 with a gain of $25. During the six months ended June 30, 2017, the Company sold securities classified as available for sale totaling $18,688 and realized a gain of $59.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of the venture’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $957 and $2,662 for the three and six months ended June 30, 2018, respectively, compared to $638 and $1,180 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer. The increase in gains on mortgage loans sold during the three and six months ended June 30, 2018 was influenced by our new first-lien HELOC program.

During the three and six months ended June 30, 2018, we recognized a gain of $20 and $109, respectively, due to the sale of other real estate and the recognition of a previously deferred gain from a paydown of a loan made to finance a piece of other real estate compared to a gain of $1 and $25 in the same periods in 2017.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $298 and $600 for the three and six months ended June 30, 2018, compared to $190 and $376 for the same period in 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable. An additional $4.0 million of bank-owned life insurance was purchased with terms similar to our existing policies in June 2017 and acquired $10.7 million in the Merger.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$6,613	$4,485	$2,128	47.4%
Occupancy	1,210	870	340	39.1%
Information technology	1,249	679	570	83.9%
Advertising and public relations	141	48	93	193.8%
Audit, legal and consulting	816	308	508	164.9%
Federal deposit insurance	224	121	103	85.1%
Merger expenses	2,483	—	2,483	100.0%
Other operating	1,305	757	548	72.4%
Total non-interest expense	$14,041	$7,268	$6,773	93.2%

	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$13,567	$8,754	$4,813	55.0%
Occupancy	2,439	1,632	807	49.4%
Information technology	2,598	1,192	1,406	118.0%
Advertising and public relations	230	123	107	87.0%
Audit, legal and consulting	1,439	601	838	139.4%
Federal deposit insurance	420	220	200	90.9%
Merger expenses	2,660	—	2,660	100.0%
Other operating	2,850	1,615	1,235	76.5%
Total non-interest expense	$26,203	$14,137	$12,066	85.4%

The most significant reason for the increase in total non-interest expense of $6,773 and $12,066 or 93.2% and 85.4% for the three and six months ended June 30, 2018 is due to the Merger. This and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $2,128 and $4,813 or for the three and six months ended June 30, 2018 compared to the same periods in 2017. This increase is attributable mainly to the increased staff due to the Merger as well as the increased staff for our mortgage venture.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $340 and $807 during the three and six months ended June 30, 2018 when compared to the same periods in 2017 due to the additional branches from the Merger as well as the lease for a new executive office which opened in the second quarter, and the the lease for the Murfreesboro branch that is scheduled to be opened in the third quarter of 2018.

Information technology costs increased by $570 or 83.9% when comparing the three months ended June 30, 2018 to the comparable period in 2017. For the six months ended June 30, 2018, information technology costs increased by $1,406 or 118.0% when compared to the same period in 2017. These increases are mainly attributable to increased costs due to the Merger associated with running two core systems, which will decrease subsequent to conversion.

Advertising and public relations costs increased when comparing the three and six months ended June 30, 2018 to the same period in 2017, by $93 and $107, respectively. The increase was substantially attributable to the Merger.

Audit, legal and consulting costs increased by $508 and $838, respectively, or 164.9% and 139.4% when comparing the three and six months ended June 30, 2018 to the same periods in 2017. This increase is mainly attributable to the increase in legal fees and consulting fees incurred in connection with our mortgage venture.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $103 and $200, respectively, for three and six months ended June 30, 2018, compared to the same periods in 2017. This increase is primarily the result of an increase in deposits due to the Merger.

Merger related expenses increased by 100% to $2,483 and $2,660 for the three and six months ended June 30, 2018 when compared to the same periods in 2017. These costs are considered one time expenses associated with the Merger, and most of these expected expenses have been incurred at this point.

Other operating expenses increased by $548 and $1,235 for the three and six months ended June 30, 2018, compared to the same periods in 2017 mainly due to the Merger with the largest increases in loan-related expenses such as processing costs based on volume, franchise tax expense due to the Merger, and an increase in core deposit intangible amortization of $148 and $296 three and six months ended June 30, 2018.

Income Taxes

During the three and six months ended June 30, 2018, we recorded consolidated income tax expense of $115 and $912, respectively, and compared to $427 and $699 for the three and six months ended June 30, 2017. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to Bank shareholders for the three and six months ended June 30, 2018, reflects an effective income tax rate of 7.7% and 14.6% (exclusive of a tax benefit from our mortgage banking operations of $63 and $92 on pre-tax losses of $1,000 and $1,493), compared to 17.1% and 15.1% (exclusive of tax benefit of $25 and $56 on pre-tax losses of $418 and $948 from our mortgage banking operations for the comparable periods of 2017). Our tax rate for the three and six months ended June 30, 2018, was favorably influenced by the change in the corporate federal tax rate. Also, merger expenses had the impact of reducing our taxable income and increasing the proportion of our non-taxable vs. taxable income for the 2018 periods.

Noncontrolling Interest in Net Loss of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net loss of $937 and $1,401 for the three and six months ended June 30, 2018 compared to net loss of $393 and $892 for the same periods in 2017. The increase in loss for the three and six months ended June 30, 2018 when compared to the same periods in 2017 results are mainly attributable to the increase in salaries and benefits due to the increased staff as well as legal fees and consulting fees previously mentioned. These amounts are included in our consolidated results. Also, see Note 9 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets were $1,659,658 at June 30, 2018 and $1,125,034 at December 31, 2017. Our assets increased by 47.5% from December 31, 2017 to June 30, 2018. The increase was substantially attributable to the Merger which enhanced the growth in net loans and investments during the period of $369.8 million, or 48.5% and $87.9 million or 39.9%, respectively discussed further below. Other increases include goodwill of $32.2 million or 282.6%, cash of $12.0 million or 58.2%, premise and equipment of $10.2 million or 103.8%, core deposit intangibles of $7.4 million or 579.1%, deferred taxes of $6.8 million or 620.0%, cash surrender value of life insurance contracts of $11.3 million or 33.5%, and other real estate owned of $2.1 or 100.0%. These increases were partially offset by the decline of mortgage loans held for sell by $14.2 million or 31.2%. The Company’s total liabilities were $1,457,318 at June 30, 2018 and $984,897 at December 31, 2017, an increase of 48.0%. The increase in liabilities from December 31, 2017 to June 30, 2018, was substantially attributable to the Merger with most categories increasing across the board including an increase in deposits of $450.8 million or 51.0% and the addition of subordinated debt in the amount of $11.6 million during the period. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets, and with the Merger we have expanded our Middle Tennessee footprint into Maury and Hickman Counties. Total loans, net, at June 30, 2018, and December 31, 2017, were $1,132,290 and $762,488, respectively. This represented an increase of 48.5% from December 31, 2017 to June 30, 2018 and was greatly impacted by the Merger.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	June 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$186,306	16.3%	$138,706	18.0%
Real estate:
1-4 Family Residential	218,849	19.2%	111,932	14.4%
1-4 Family HELOC	85,585	7.5%	72,017	9.3%
Multifamily and Commercial	401,548	35.1%	261,044	33.8%
Construction, Land Development and Farmland	214,462	18.8%	156,452	20.3%
Consumer	22,155	1.9%	17,605	2.3%
Other	13,546	1.2%	14,694	1.9%
	1,142,451	100.0%	772,450	100.0%
Less:
Deferred loan fees (costs)	(8)		231
Allowance for possible loan losses	10,169		9,731

Loans, net	$1,132,290		$762,488

The table below provides a summary of PCI loans as of June 30, 2018:

June 30, 2018

Commerical, Industrial and Agricultural	$64
Real estate:
1-4 Family Residential	622
1-4 Family HELOC	—
Multifamily and Commercial	1,345
Construction, Land Development and Farmland	1,977
Consumer	17
Other	—
Total gross PCI loans	4,025
Less:
Remaining purchase discount	1,029
Allowance for possible loan losses	100

Loans, net	$2,896

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $186,306 at June 30, 2018, increased 34.3% compared to $138,706 at December 31, 2017.

Real estate loans comprised 80.6% of the loan portfolio at June 30, 2018. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 65.5% from December 31, 2017 to June 30, 2018. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $401,548 at June 30, 2018, increased 53.8% compared to the $261,044 held as of December 31, 2017. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2017, to June 30, 2018, of 25.8%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions experienced a decrease of 7.8% from December 31, 2017 to June 30, 2018.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2018, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$404,043	$441,337	$297,071	$1,142,451

Fixed interest rate				$744,190
Variable interest rate				398,261
Total				$1,142,451

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

At June 30, 2018, the allowance for loan losses was $10,169 compared to $9,731 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.89% at June 30, 2018 compared to 1.26% at December 31, 2017. The allowance was adjusted downward as a percent of total loans from December 31, 2017 to June 30, 2018 because the loans from the Merger were booked at their discounted value.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	June 30, 2018	June 30, 2017
Beginning Balance, January 1	$9,731	$9,082
Loans charged off:
Commerical, Industrial and Agricultural	(308)	(471)
Real estate:
1-4 Family Residential	(8)	(15)
1-4 Family HELOC	(6)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	(140)	—
Consumer	(24)	(28)
Other	(22)	—
Total loans charged off	(508)	(514)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	425	140
Real estate:
1-4 Family Residential	11	—
1-4 Family HELOC	5	18
Multifamily and Commercial	3	—
Construction, Land Development and Farmland	44	3
Consumer	18	1
Other	3	—
Total loan recoveries	509	162
Net recoveries (charge-offs)	1	(352)
Provision for loan losses	437	655
Total allowance at end of period	$10,169	$9,385
Gross loans at end of period (1)	$1,142,451	$720,187
Average gross loans (1)	$1,104,025	$688,316
Allowance to total loans	0.89%	1.30%
Net charge offs to average loans (annualized)	—%	0.10%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2018			December 31, 2017
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$1,685	16.6%	16.3%	$2,538	26.1%	18.0%
Real estate:
1-4 Family Residential	1,245	12.2%	19.2%	773	7.9%	14.4%
1-4 Family HELOC	636	6.3%	7.5%	595	6.1%	9.3%
Multifamily and Commercial	3,861	38.0%	35.1%	3,166	32.6%	33.8%
Construction, Land Development and Farmland	2,515	24.7%	18.8%	2,434	25.0%	20.3%
Consumer	192	1.9%	1.9%	183	1.9%	2.3%
Other	35	0.3%	1.2%	42	0.4%	1.9%
	$10,169	100.0%	100.0%	$9,731	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	June 30, 2018	December 31, 2017
Non-accrual loans	$4,360	$5,161
Past due loans 90 days or more and still accruing interest	51	—
Total non-performing loans	4,411	5,161
Foreclosed real estate ("OREO")	2,060	—
Total non-performing assets	$6,471	$5,161
Total non-performing loans as a percentage of total loans	0.39%	0.67%
Total non-performing assets as a percentage of total assets	0.39%	0.46%
Allowance for loan losses as a percentage of non-performing loans	230.54%	188.55%

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

Securities are a significant component of the Company’s earning assets. Securities totaled $308,069 at June 30, 2018. This represents a 39.9% increase from the December 31, 2017 total of $220,201. The remainder of our growth is attributable to the Merger and the planned investment securities restructuring, mentioned previously, that began in the fourth quarter of 2017. The increase is attributable to purchasing $103,323 securities available for sale during the six months ended June 30, 2018, offset by sales of $92,991, and principal paydowns and maturities of $6,862 during the same period.

Restricted equity securities totaled $11,677 and $7,774 at June 30, 2018, and December 31, 2017, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$32,617	32,033	10.40%	$17,339	17,288	7.85%
State and municipal	243,359	239,976	77.90%	189,576	191,752	87.08%
Corporate bonds	3,130	3,046	0.99%	1,500	1,492	0.68%
Mortgage backed securities	29,938	29,514	9.58%	6,262	6,169	2.80%
Time deposits	3,500	3,500	1.13%	3,500	3,500	1.59%
Total	$312,544	308,069	100.00%	$218,177	220,201	100.00%

The table below summarizes the contractual maturities of securities available for sale at June 30, 2018:

	Amortized Cost	Estimated Fair Value
Due within one year	$3,582	$3,581
Due in one to five years	7,326	7,297
Due in five to ten years	15,401	15,141
Due after ten years	256,297	252,536
Mortgage backed securities	29,938	29,514
Total	$312,544	$308,069

Premises and Equipment

Premises and equipment, net, totaled $19,955 at June 30, 2018 compared to $9,790 at December 31, 2017, a net increase of $10,165 or 103.8% due to the Merger. Premises and equipment purchases amounted to approximately $1,372 during the first six months of 2018 and were mainly incurred for leasehold improvements related to our new executive office and to our planned Murfreesboro and Chatanooga branch locations and for IT infrastructure related to the Merger while depreciation expense amounted to $792. At June 30, 2018, we operated from fourteen retail banking locations as well as two stand-alone mortgage loan production offices and two commercial loan and deposit production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other twelve bank branch locations three are in Columbia, the remaining nine are in Franklin, Springfield, Gallatin, Nashville, Mt. Pleasant, Thompson Station, Centerville and Lyles Tennessee. Our commercial loan and deposit production offices are in Murfreesboro and Chattanooga, Tennessee. As of June 30, 2018 our mortgage loan production offices were located Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland.

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

At June 30, 2018, total deposits were $1,334,275, an increase of $450,756, or 51.0%, compared to $883,519 at December 31, 2017. During the first six months of 2018, non-interest bearing demand deposits increased by $93.4 million, interest-bearing demand deposits by $52.0 million, savings and money market deposits by $147.5 million, and time deposits increased by $157.9 million. A substantial portion of the increase in the deposits is attributable to the Merger.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at June 30, 2018.

June 30, 2018
Twelve months or less	$282,552
Over twelve months through three years	26,538
Over three years	—
Total	$309,090

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of June 30, 2018. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(1.0)%	(15)%	(4.8)%	(15)%
-100 bp	1.9%	(10)%	2.1%	(10)%
+100 bp	(0.6)%	(10)%	(1.7)%	(10)%
+200 bp	(0.9)%	(15)%	(3.5)%	(15)%
+300 bp	(1.5)%	(20)%	(5.4)%	(20)%
+400 bp	(2.4)%	(25)%	(7.8)%	(25)%

We were in compliance with our earnings simulation model policies as of June 30, 2018, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At June 30, 2018, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At June 30, 2018, advances totaled $102,874 compared to $96,747 as of December 31, 2017. The increase in FHLB advances generally is attributable attributable to our increase in loans and securities and offset by our increase in deposits and the addition of subordinated debentures to our balance sheet assumed in the Merger.

At June 30, 2018, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2018	$98,000	2.03%
2019	—	—%
2020	—	—%
2021	388	2.73%
2022	863	1.22%
Thereafter	3,623	2.03%
	$102,874	2.02%

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of June 30, 2018, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

Capital

Stockholders’ equity was $202,340 at June 30, 2018, an increase of $62,203, or 44.4%, from $140,137 at December 31, 2017. During the six months ended June 30, 2018, the Company raised $343 of capital through the exercise of Company stock options and issued $61,983 as consideration in the Merger. The subordinated debentures assumed in the Merger and the additional capital for the stock option exercises was pushed-down to the Bank and when combined with the accretion of earnings to capital but offset by the declared dividends and the increase in assets led to a decrease in the Bank’s June 30, 2018 Tier 1 leverage ratio to 9.98% compared with 11.68% at December 31, 2017 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $1,602 (of which $542 were declared in the prior year) were paid during the six months ended June 30, 2018, and common dividends of $919 were declared in the second quarter of 2018 and were paid subsequent to quarter end.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2018 and December 31, 2017 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Company
Tier I leverage	$161,334	10.28%	$62,776	4.000%	$78,470	5.00%
Common equity Tier 1	149,772	11.59%	82,381	6.375%	83,996	6.50%
Tier I risk-based capital	161,334	12.48%	101,803	7.875%	103,419	8.00%
Total risk-based capital	171,928	13.30%	127,653	9.875%	129,269	10.00%

Bank
Tier I leverage	$156,168	9.98%	$62,592	4.000%	$78,240	5.00%
Common equity Tier 1	156,168	12.14%	82,007	6.375%	83,615	6.50%
Tier I risk-based capital	156,168	12.14%	101,303	7.875%	102,911	8.00%
Total risk-based capital	166,762	12.96%	127,066	9.875%	128,674	10.00%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.00%

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

Off Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

June 30, 2018
Unused lines of credit	$241,367
Standby letters of credit	16,816
Total commitments	$258,183

Other Off Balance Sheet Arrangements

The total notional amount of swap agreements was $51,505 at June 30, 2018 and $21,505 at December 31, 2017, respectively. At June 30, 2018, the contracts had fair values totaling $696 recorded in other assets and $173 recorded in other liabilities. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.
EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.)	Incorporated by reference to Exhibit 3.1 to Form S-4 filed July 3, 2014

3.2	Articles of Amendment to the Amended and Restated Charter of Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.), dated December 31, 2017.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2018

3.3	Articles of Amendment to Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes)	Filed herewith

3.4	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018	Incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2018

10.1	Employment Agreement, dated as of April 15, 2018, by and among DeVan D. Ard, Jr., Reliant Bancorp, Inc., and Reliant Bank.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 20, 2018

10.2	Employment Agreement, dated as of April 15, 2018, by and between James Daniel Dellinger and Reliant Bancorp, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 20, 2018

10.3	Employment Agreement, dated as of April 15, 2018, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 20, 2018

10.4	Employment Agreement, dated as of April 15, 2018, by and between Terry M. Todd and Reliant Bank.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed April 20, 2018

10.5	Employment Agreement, dated as of April 15, 2018, by and between John R. Wilson and Reliant Bank.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed April 20, 2018

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data Files	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

August 9, 2018	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2018	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)