Form 10-Q
period 2018-09-30
Reliant Bancorp, Inc.
filed 2018-11-06
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 5, 2018 was 11,531,594.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

(i)	the effect of interest rate increases on the cost of deposits;

(ii)	unanticipated weakness in loan demand or loan pricing;

(iii)	greater than anticipated adverse conditions in the national or local economies in which we operate, including Middle Tennessee;

(iv)	lack of strategic growth opportunities or our failure to execute on those opportunities;

(v)	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

(vi)	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;

(vii)
the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Reliant Bancorp’s results, including as a result of compression to net interest margin;

(viii)	our ability to effectively manage problem credits;

(ix)	our ability to successfully implement efficiency initiatives on time and in amounts projected;

(x)	our ability to successfully develop and market new products and technology;

(xi)
the vulnerability of Reliant Bank’s network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches; and

(xii)	changes in laws or regulations.

You should also consider carefully the risk factors discussed in Part I of our most recent Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results, and financial condition. The risks discussed in this quarterly report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Cash and due from banks	$34,026	$20,497
Federal funds sold	417	171
Total cash and cash equivalents	34,443	20,668
Securities available for sale	293,028	220,201
Loans, net	1,183,431	762,488
Mortgage loans held for sale, net	12,712	45,322
Accrued interest receivable	8,032	5,744
Premises and equipment, net	22,156	9,790
Restricted equity securities, at cost	11,681	7,774
Other real estate, net	1,000	—
Cash surrender value of life insurance contracts	45,220	33,663
Deferred tax assets, net	9,214	1,099
Goodwill	43,642	11,404
Core deposit intangibles	8,456	1,280
Other assets	11,186	5,601

TOTAL ASSETS	$1,684,201	$1,125,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$221,252	$131,996
Interest-bearing demand	162,159	88,230
Savings and money market deposit accounts	358,934	205,230
Time	653,201	458,063
Total deposits	1,395,546	883,519
Accrued interest payable	1,150	305
Subordinated debentures	11,583	—
Federal Home Loan Bank advances	62,686	96,747
Dividends payable	922	542
Other liabilities	8,563	3,784

TOTAL LIABILITIES	1,480,450	984,897
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,531,094 and 9,034,439 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	11,531	9,034
Additional paid-in capital	172,930	112,437
Retained earnings	24,246	17,189
Accumulated other comprehensive gain (loss)	(4,956)	1,477

TOTAL STOCKHOLDERS’ EQUITY	203,751	140,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,684,201	$1,125,034
See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$14,873	$9,078	$42,497	$25,193
Interest and fees on loans held for sale	294	211	1,101	420
Interest on investment securities, taxable	414	179	1,374	514
Interest on investment securities, nontaxable	1,709	1,022	4,921	2,796
Federal funds sold and other	280	137	869	381

TOTAL INTEREST INCOME	17,570	10,627	50,762	29,304

INTEREST EXPENSE
Deposits
Demand	102	42	263	131
Savings and money market deposit accounts	657	207	1,709	557
Time	2,542	1,117	6,737	2,663
Federal Home Loan Bank advances and other	606	165	1,275	383
Subordinated debentures	197	—	526	—

TOTAL INTEREST EXPENSE	4,104	1,531	10,510	3,734

NET INTEREST INCOME	13,466	9,096	40,252	25,570

PROVISION FOR LOAN LOSSES	322	540	759	1,195

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,144	8,556	39,493	24,375

NONINTEREST INCOME
Service charges on deposit accounts	833	309	2,504	936
Gains on mortgage loans sold, net	1,399	1,571	4,061	2,751
Gain on securities transactions, net	18	—	43	59
Gain on sale of other real estate	150	1	259	26
Gain (loss) on disposal of premises and equipment	16	(50)	16	(50)
Other	361	256	1,139	735

TOTAL NONINTEREST INCOME	2,777	2,087	8,022	4,457

NONINTEREST EXPENSE
Salaries and employee benefits	6,913	4,880	20,480	13,634
Occupancy	1,234	850	3,673	2,482
Information technology	1,315	732	3,913	1,924
Advertising and public relations	183	81	413	204
Audit, legal and consulting	588	501	2,027	1,102
Federal deposit insurance	210	100	630	320
Merger expenses	82	562	2,742	562
Other operating	1,637	791	4,487	2,406

TOTAL NONINTEREST EXPENSE	12,162	8,497	38,365	22,634

INCOME BEFORE PROVISION FOR INCOME TAXES	3,759	2,146	9,150	6,198

INCOME TAX EXPENSE	519	306	1,431	1,005

CONSOLIDATED NET INCOME	3,240	1,840	7,719	5,193

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	842	6	2,243	898

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,082	$1,846	$9,962	$6,091

Basic net income attributable to common shareholders, per share	$0.36	$0.23	$0.88	$0.77
Diluted net income attributable to common shareholders, per share	$0.36	$0.22	$0.87	$0.76

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$3,240	$1,840	$7,719	$5,193
Other comprehensive income (loss)
Net unrealized gains (losses) on available for sale securities, net of tax of ($712) and $257 for the three months ended September 30, 2018 and 2017, respectively, and ($2,260) and $1,273 for the nine months ended September 30, 2018 and 2017, respectively	(2,023)	412	(6,401)	2,051
Reclassification adjustment for gains included in net income, net of tax of ($4) for the three months ended September 30, 2018, and ($11) and ($23) for the nine months ended September 30, 2018 and 2017, respectively	(14)	—	(32)	(36)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,037)	412	(6,433)	2,015
TOTAL COMPREHENSIVE INCOME	$1,203	$2,252	$1,286	$7,208

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$—	$106,919

Stock based compensation expense	—	—	412	—	—	—	412

Exercise of stock options	59,739	60	633	—	—	—	693

Restricted stock awards	50,050	50	(50)	—	—	—	—

Restricted stock forfeiture	(3,000)	(3)	3	—	—	—	—

Common stock issuance	1,137,000	1,137	23,877	—	—	—	25,014

Stock issuance costs	—	—	(1,718)	—	—	—	(1,718)

Noncontrolling interest contributions	—	—	—	—	—	898	898

Cash dividend declared to common shareholders	—	—	—	(1,482)	—	—	(1,482)

Net income (loss)	—	—	—	6,091	—	(898)	5,193

Other comprehensive income	—	—	—	—	2,015	—	2,015

BALANCE - SEPTEMBER 30, 2017	9,022,098	$9,022	$112,202	$16,821	$(101)	$—	$137,944

BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137

Stock based compensation expense	—	—	609	—	—	—	609

Exercise of stock options	30,001	30	368	—	—	—	398

Restricted stock awards	51,210	51	(51)	—	—	—	—

Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—

Conversion shares issued to shareholders of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983

Noncontrolling interest contributions	—	—	—	—	—	2,243	2,243

Cash dividends declared to common shareholders	—	—	—	(2,905)	—	—	(2,905)

Net income (loss)	—	—	—	9,962	—	(2,243)	7,719

Other comprehensive loss	—	—	—	—	(6,433)	—	(6,433)

BALANCE - SEPTEMBER 30, 2018	11,531,094	$11,531	$172,930	$24,246	$(4,956)	$—	$203,751

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Consolidated net income	$7,719	$5,193
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Provision for loan losses	759	1,195
Provision to reflect market value of mortgage loans held for sale	196	(160)
Deferred income taxes (benefit)	(959)	(589)
Loss (gain) on disposal of premises and equipment	(16)	50
Depreciation and amortization of premises and equipment	1,235	762
Net amortization of securities	2,374	1,478
Net realized losses on sales of securities	(43)	(59)
Gains on mortgage loans sold, net	(4,061)	(2,751)
Stock-based compensation expense	609	412
Realization of gain on other real estate	(259)	(26)
Increase in cash surrender value of life insurance contracts	(893)	(595)
Mortgage loans originated for resale	(113,481)	(99,325)
Proceeds from sale of mortgage loans	150,866	94,592
Other amortization (accretion)	(615)	(260)
Change in
Accrued interest receivable	(1,123)	(1,213)
Other assets	(2,852)	5,701
Accrued interest payable	845	113
Other liabilities	778	1,525

TOTAL ADJUSTMENTS	33,360	850

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,079	6,043

INVESTING ACTIVITIES
Cash received from merger	33,128	—
Activities in available for sale securities
Purchases	(103,375)	(68,010)
Sales	100,737	18,688
Maturities, prepayments and calls	10,125	6,057
Purchases of restricted equity securities	(2,181)	(30)
Loan originations and payments, net	(108,431)	(82,766)
Purchase of buildings, leasehold improvements, and equipment	(4,000)	(1,277)
Proceeds from sale of other real estate	1,947	—
Purchase of life insurance contracts	—	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(72,050)	(131,338)

FINANCING ACTIVITIES
Net change in deposits	79,588	76,614
Net change in federal funds purchased	—	(3,671)
Net change in advances from Federal Home Loan Bank	(34,020)	24,473
Issuance of common stock	398	23,989
Noncontrolling interest contributions received	1,305	1,245
Cash dividends paid on common stock	(2,525)	(2,652)

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,746	119,998

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,775	(5,297)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,668	24,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,443	$18,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$9,665	$3,621
Taxes	$2,170	$1,277

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(9,742)	$3,618
Unrealized gain (loss) on derivatives	$1,038	$(353)
Change in due to/from noncontrolling interest	$2,243	$898
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$1,060	$—

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bancorp, Inc. ("Reliant Bancorp"), through its wholly owned subsidiary bank, Reliant Bank (the "Bank"), provides financial services through its offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with Reliant Bancorp, Inc.’s consolidated financial statements and related notes appearing in Reliant Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First TRUPS Holding Company, which is wholly owned by Reliant Bancorp (“TRUPS”), and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. Reliant Bancorp, the Bank, TRUPS, and RMV, are collectively referred to herein as the “Company”. As described in the notes to our annual consolidated financial statements, RMV is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp, Inc. and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

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
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

The consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Reclassifications

Certain reclassifications were made to the September 30, 2017 financial statement presentation in order to conform to the September 30, 2018 financial statement presentation. Total shareholder's equity and net income are unchanged due to these reclassifications.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2018 and accumulated other comprehensive income at December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$573	$—	$(20)	$553
State and municipal	233,929	320	(6,741)	227,508
Corporate bonds	3,130	2	(103)	3,029
Mortgage backed securities	29,335	10	(478)	28,867
Asset backed securities	30,279	—	(708)	29,571
Time deposits	3,500	—	—	3,500
Total	$300,746	$332	$(8,050)	$293,028

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$586	$—	$(8)	$578
State and municipal	189,576	3,081	(905)	191,752
Corporate bonds	1,500	5	(13)	1,492
Mortgage backed securities	6,262	3	(96)	6,169
Asset backed securities	16,753	45	(88)	16,710
Time deposits	3,500	—	—	3,500
Total	$218,177	$3,134	$(1,110)	$220,201

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount of $70,833 and $78,220, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at September 30, 2018 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage and asset backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,756	$1,753
Due in one to five years	7,066	7,019
Due in five to ten years	13,090	12,797
Due after ten years	219,220	213,021
Mortgage backed securities	29,335	28,867
Asset backed securities	30,279	29,571
Total	$300,746	$293,028

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$72	$2	$481	$18	$553	$20
State and municipal	157,984	4,455	38,571	2,286	196,555	6,741
Corporate bonds	2,035	95	492	8	2,527	103
Mortgage backed securities	20,440	367	2,136	111	22,576	478
Asset backed securities	27,965	685	1,116	23	29,081	708

Total temporarily impaired	$208,496	$5,604	$42,796	$2,446	$251,292	$8,050

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$86	$1	$491	$7	$577	$8
State and municipal	19,899	128	34,946	777	54,845	905
Corporate bonds	—	—	487	13	487	13
Mortgage backed securities	2,412	14	3,349	82	5,761	96
Asset backed securities	8,971	73	854	15	9,825	88

Total temporarily impaired	$31,368	$216	$40,127	$894	$71,495	$1,110

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and the change in the federal tax rate. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 275 and 120 securities in an unrealized loss position as of September 30, 2018 and December 31, 2017, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2018 and December 31, 2017 were comprised as follows:

	September 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$209,608	$138,706
Real Estate
1-4 Family Residential	228,014	111,932
1-4 Family HELOC	86,778	72,017
Multi-family and Commercial	433,882	261,044
Construction, Land Development and Farmland	199,849	156,452
Consumer	21,533	17,605
Other	14,444	14,694
	1,194,108	772,450
Less
Deferred loan (fees) costs	(21)	231
Allowance for possible loan losses	10,698	9,731

Loans, net	$1,183,431	$762,488

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(308)	(76)	(144)	(36)
Recoveries	530	215	44	11
Provision	(734)	813	56	573
Ending balance	$2,026	$4,118	$2,390	$1,321

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(24)	(37)	(631)
Recoveries	7	29	3	839
Provision	24	(2)	29	759
Ending balance	$620	$186	$37	$10,698

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,438	$2,731	$1,786	$1,178
Charge-offs	(941)	—	—	(15)
Recoveries	306	—	5	—
Provision	872	363	356	(296)
Ending balance	$2,675	$3,094	$2,147	$867

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	—	(30)	—	(986)
Recoveries	19	2	—	332
Provision	(110)	9	1	1,195
Ending balance	$613	$189	$38	$9,623

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$334	$—	$67	$23
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	1,692	4,118	2,323	1,298
Total	$2,026	$4,118	$2,390	$1,321
Loans
Individually evaluated for impairment	$1,485	$1,173	$2,314	$2,241
Acquired with credit impairment	40	236	1,762	268
Collectively evaluated for impairment	208,083	432,473	195,773	225,505
Total	$209,608	$433,882	$199,849	$228,014

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$424
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	620	186	37	10,274
Total	$620	$186	$37	$10,698
Loans
Individually evaluated for impairment	$90	$12	$—	$7,315
Acquired with credit impairment	—	11	—	2,317
Collectively evaluated for impairment	86,688	21,510	14,444	1,184,476
Total	$86,778	$21,533	$14,444	$1,194,108

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Non-accrual loans by class of loan were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$750	$2,110
Multi-family and Commercial Real Estate	—	—
Construction, Land Development and Farmland	2,112	2,518
1-4 Family Residential Real Estate	1,317	533
1-4 Family HELOC	—	—
Consumer	56	—
Total	$4,235	$5,161

Performing non-accrual loans totaled $2,492 and $1,096 at September 30, 2018 and December 31, 2017, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at September 30, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,897	$976	$549	$1,525	$334
Multi-family and Commercial Real Estate	1,691	1,409	—	1,409	—
Construction, Land Development and Farmland	5,678	3,459	617	4,076	67
1-4 Family Residential Real Estate	3,501	2,377	132	2,509	23
1-4 Family HELOC	90	90	—	90	—
Consumer	29	23	—	23	—
Total	$12,886	$8,334	$1,298	$9,632	$424

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	—	3,078	—
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	—	2,159	—
1-4 Family HELOC	90	90	—	90	—
Total	$16,089	$11,535	$2,953	$14,488	$667

The average balances of impaired loans for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Commercial, Industrial and Agricultural	$2,661	$5,550
Multi-family and Commercial Real Estate	2,610	4,403
Construction, Land Development and Farmland	4,831	4,319
1-4 Family Residential Real Estate	2,708	2,225
1-4 Family HELOC	90	957
Consumer	72	—
Total	$12,972	$17,454

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

Credit quality indicators by class of loan were as follows at September 30, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$206,847	$—	$2,761	$209,608
1-4 Family Residential Real Estate	222,315	1,130	4,569	228,014
1-4 Family HELOC	85,848	—	930	86,778
Multi-family and Commercial Real Estate	430,379	1,566	1,937	433,882
Construction, Land Development and Farmland	195,623	642	3,584	199,849
Consumer	21,272	—	261	21,533
Other	14,444	—	—	14,444
Total	$1,176,728	$3,338	$14,042	$1,194,108

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$135,833	$5	$2,868	$138,706
1-4 Family Residential Real Estate	108,426	1,392	2,114	111,932
1-4 Family HELOC	71,927	—	90	72,017
Multi-family and Commercial Real Estate	259,123	—	1,921	261,044
Construction, Land Development and Farmland	149,886	2,998	3,568	156,452
Consumer	17,605	—	—	17,605
Other	14,694	—	—	14,694
Total	$757,494	$4,395	$10,561	$772,450

Past due status by class of loan was as follows at September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$95	$—	$573	$668	$208,940	$209,608
1-4 Family Residential Real Estate	572	1,160	129	1,861	226,153	228,014
1-4 Family HELOC	50	—	—	50	86,728	86,778
Multi-family and Commercial Real Estate	—	245	—	245	433,637	433,882
Construction, Land Development and Farmland	—	—	989	989	198,860	199,849
Consumer	30	1	40	71	21,462	21,533
Other	—	—	—	—	14,444	14,444
Total	$747	$1,406	$1,731	$3,884	$1,190,224	$1,194,108

Past due status by class of loan was as follows at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$7	$—	$1,548	$1,555	$137,151	$138,706
1-4 Family Residential Real Estate	617	—	—	617	111,315	111,932
1-4 Family HELOC	—	7	—	7	72,010	72,017
Multi-family and Commercial Real Estate	1,254	—	—	1,254	259,790	261,044
Construction, Land Development and Farmland	265	444	2,073	2,782	153,670	156,452
Consumer	14	—	—	14	17,591	17,605
Other	—	—	—	—	14,694	14,694
Total	$2,157	$451	$3,621	$6,229	$766,221	$772,450

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

There was a loan totaling $40 past due 90 days or more and still accruing interest at September 30, 2018. There were no loans past due 90 days or more still accruing interest at December 31, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2018 and 2017:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
September 30, 2018
1-4 Family Residential	1	$1,254	$1,254
Multi-family and Commercial Real Estate	1	661	585
Total	2	$1,915	$1,839

September 30, 2017
1-4 Family Residential	1	108	108
Commercial, Industrial and Agricultural	1	790	320
Total	2	$898	$428

One modification that occurred during the nine months ended September 30, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income. The other modification was a restructure of five loans, including purchased credit impaired loans, in which a charge off occurred of $76, resulting in one remaining loan of $585. During the nine months ended September 30, 2017, two loans totaling $428 were modified in trouble debt restructurings. One modification consisted of a partial charge off, totaling $470, and a payment restructure with the modification having no effect on interest income. The other modification consisted of a temporary reduction in required monthly payments and had no effect on the allowance for loan losses or interest income. During the three months ended September 30, 2018, the 1-4 Family Residential loan with a related balance of $1,254 was paid.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$63	$298
Multi-family and Commercial Real Estate	238	1,217
Construction, Land Development and Farmland	1,969	1,508
1-4 Family Residential Real Estate	330	47
1-4 Family HELOC	—	—
Consumer	17	—
Total outstanding balance	2,617	3,070
Less remaining purchase discount	300	156
Allowance for loan losses	—	4
Carrying amount, net of allowance	$2,317	$2,910

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the quarters and nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at January 1,	$—	$87
New accretable loan discount	424	—
Loan payoffs	(46)	—
Accretion income	(38)	(18)
Balance at March 31,	340	69
Accretion income	(95)	(17)
Balance at June 30,	245	52
Loan charge offs	(74)	—
Accretion income	—	(33)
Balance at September 30,	$171	$19

NOTE 4 - OTHER REAL ESTATE

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sale which totaled $1,650. During the nine months ended September 30, 2018 and 2017, the Company sold parcels for a gain of $259 and $26, respectively. During the nine months ended September 30, 2018, the Company transferred from loans to other real estate two properties totaling $1,060.

At September 30, 2018, there were three loans in the process of foreclosure with related balances totaling $1,526.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
U. S. Treasury and other U. S. government agencies	$553	$—	$553	$—
State and municipal	227,508	—	227,508	—
Corporate bonds	3,029	—	3,029	—
Mortgage backed securities	28,867	—	28,867	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	1,013	—	1,013	—

December 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$578	$—	$578	$—
State and municipal	191,752	—	191,752	—
Corporate bonds	1,492	—	1,492	—
Mortgage backed securities	6,169	—	6,169	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	155	—	155	—

Liabilities
Interest rate swaps	$180	$—	$180	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2018 and December 31, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
Impaired loans	$874	$—	$—	$874
Mortgage loans held for sale	12,712	—	12,712	—
Other real estate owned	1,000	—	—	1,000

December 31, 2017
Assets
Impaired loans	$2,286	$—	$—	$2,286

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2018 and December 31, 2017:

	Valuation Techniques (1)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Mortgage loans held for sale	Market bids	Not Applicable	Not Applicable
Other real estate owned	Appraisal	Estimated costs to sell	10%

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at September 30, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$34,026	$34,026	$34,026	$—	$—
Federal funds sold	417	417	—	417	—
Loans, net	1,183,431	1,172,723	—	—	1,172,723
Accrued interest receivable	8,032	8,032	—	8,032	—
Restricted equity securities	11,681	11,681	—	11,681	—
Financial liabilities
Deposits	$1,395,546	1,388,931	—	—	1,388,931
Accrued interest payable	1,150	1,150	—	1,150	—
Subordinate debentures	11,583	11,692	—	—	11,692
Federal Home Loan Bank advances	62,686	62,572	—	—	62,572

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2017 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,497	$20,497	$20,497	$—	$—
Federal funds sold	171	171	—	171	—
Loans, net	762,488	762,574	—	—	762,574
Mortgage loans held for sale	45,322	46,467	—	46,467	—
Accrued interest receivable	5,744	5,744	—	5,744	—
Restricted equity securities	7,774	7,774	—	7,774	—
Financial liabilities
Deposits	$883,519	$882,533	$—	$—	$882,533
Accrued interest payable	305	305	—	305	—
Federal Home Loan Bank advances	96,747	96,754	—	—	96,754

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

A summary of the activity in the stock option plans for the nine months ended September 30, 2018 as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	170,761	$14.48	5.73	$1,905
Granted	25,500	$28.00	9.83	—
Exercised	(30,001)	$13.27	2.56	—
Forfeited or expired	(6,000)	$18.62	8.44	—
Outstanding at September 30, 2018	160,260	$16.71	6.30	$1,482
Exercisable at September 30, 2018	89,660	$13.46	4.63	$1,085

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2018	74,900	$4.14
Granted	25,500	$7.10
Vested	(23,800)	$6.16
Forfeited	(6,000)	$4.94
Non-vested options at September 30, 2018	70,600	$5.30

At September 30, 2018, the unrecognized future compensation expense to be recognized for stock compensation totals $2,314.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual and required capital amounts and ratios are presented below as of September 30, 2018 and December 31, 2017.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Company
Tier I leverage	$165,163	10.38%	$63,647	4.000%	$79,558	5.000%
Common equity tier 1	153,580	11.50%	85,137	6.375%	86,806	6.500%
Tier I risk-based capital	165,163	12.37%	105,146	7.875%	106,815	8.000%
Total risk-based capital	176,286	13.20%	131,881	9.875%	133,550	10.000%

Bank
Tier I leverage	$161,381	10.17%	$63,473	4.000%	$79,342	5.000%
Common equity tier 1	161,381	12.13%	84,815	6.375%	86,478	6.500%
Tier I risk-based capital	161,381	12.13%	104,771	7.875%	106,434	8.000%
Total risk-based capital	172,504	12.97%	131,340	9.875%	133,002	10.000%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.000%
Common equity tier 1	126,234	13.90%	52,219	5.750%	59,030	6.500%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.000%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.000%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.000%
Common equity tier 1	123,862	13.67%	52,100	5.750%	58,896	6.500%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.000%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.000%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS Computation
Net income attributable to common shareholders	$4,082	$1,846	$9,962	$6,091
Weighted average common shares outstanding	11,406,753	8,174,973	11,378,755	7,878,760
Basic earnings per common share	$0.36	$0.23	$0.88	$0.77
Diluted EPS Computation
Net income attributable to common shareholders	$4,082	$1,846	$9,962	$6,091
Weighted average common shares outstanding	11,406,753	8,174,973	11,378,755	7,878,760
Dilutive effect of stock options and restricted shares	91,426	105,885	83,944	95,587
Adjusted weighted average common shares outstanding	11,498,179	8,280,858	11,462,699	7,974,347
Diluted earnings per common share	$0.36	$0.22	$0.87	$0.76

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

Residential Mortgage Banking originates traditional first lien residential mortgage loans and first lien home equity lines of credit throughout the United States. The traditional first lien residential mortgage loans are typically underwritten to government agency standards and sold to third party secondary market mortgage investors. The home equity lines of credit are typically underwritten to participating banks or other investor group standards.

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,295	$171	$—	$13,466
Provision for loan losses	322	—	—	322
Noninterest income	1,379	1,449	(51)	2,777
Noninterest expense (excluding merger expense)	9,614	2,466	—	12,080
Merger expense	82	—	—	82
Income tax expense (benefit)	574	(55)	—	519
Net income (loss)	4,082	(791)	(51)	3,240
Noncontrolling interest in net loss of subsidiary	—	791	51	842
Net income attributable to common shareholders	$4,082	$—	$—	$4,082

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$8,924	$172	$—	$9,096
Provision for loan losses	540	—	—	540
Noninterest income	516	1,584	(13)	2,087
Noninterest expense (excluding merger expense)	6,186	1,749	—	7,935
Merger expense	562	—	—	562
Income tax expense (benefit)	306	—	—	306
Net income (loss)	1,846	7	(13)	1,840
Noncontrolling interest in net loss of subsidiary	—	(7)	13	6
Net income attributable to common shareholders	$1,846	$—	$—	$1,846

	Nine Months Ended September 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$39,529	$723	$—	$40,252
Provision for loan losses	759	—	—	759
Noninterest income	3,966	4,190	(134)	8,022
Noninterest expense (excluding merger expense)	28,454	7,169	—	35,623
Merger expense	2,742	—	—	2,742
Income tax expense (benefit)	1,578	(147)	—	1,431
Net income (loss)	9,962	(2,109)	(134)	7,719
Noncontrolling interest in net loss of subsidiary	—	2,109	134	2,243
Net income attributable to common shareholders	$9,962	$—	$—	$9,962

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Nine Months Ended September 30, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$25,224	$346	$—	$25,570
Provision for loan losses	1,195	—	—	1,195
Noninterest income	1,704	2,851	(98)	4,457
Noninterest expense (excluding merger expense)	18,019	4,053	—	22,072
Merger expense	562	—	—	562
Income tax expense (benefit)	1,061	(56)	—	1,005
Net income (loss)	6,091	(800)	(98)	5,193
Noncontrolling interest in net loss of subsidiary	—	800	98	898
Net income attributable to common shareholders	$6,091	$—	$—	$6,091

NOTE 10 - DERIVATIVES

The Company has swap agreements that relate to the purchase of investment grade municipal securities effectively converting the fixed municipal yields to floating rates. These are fair value hedges that are intended to reduce the interest rate risk associated with the underlying hedged items by mitigating the changes in fair value based on fluctuations in interest rates. Additionally, during the nine months ended September 30, 2018, the Company has entered into swap agreements which hedge Federal Home Loan Bank advances and subordinated debentures that convert the floating rate elements into fixed rates. These cash flow hedges are intended to reduce the interest rate risk associated with the underlying hedged item by mitigating the changes in fair value based on fluctuations in interest rates. At September 30, 2018, the Company’s hedges are deemed effective and are not expected to have a significant impact on net income over the next twelve months.

The total notional amount of swap agreements was $81,505 at September 30, 2018 and $21,505 at December 31, 2017, respectively. At September 30, 2018, the contracts had fair values totaling $1,013 recorded in other assets. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities.

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

Income tax expense totaled $519 in the third quarter of 2018 as compared to $306 in the third quarter of 2017 and $1,431 and $1,005 for the nine months ended September 30, 2018 and 2017. The effective tax rate of 14% for the third quarters of 2018 and 2017, respectively, were favorably impacted by an increase in income from tax-exempt securities, excess tax benefits recognized relating to the stock compensatory plans and the addition of certain state tax credits on interest-free loans. The effective tax rates for the nine months ended September 30, 2018 and 2017 of 16% for each period were similarly impacted. The state tax credits and excess tax benefits recognized relating to stock compensatory plans for 2018 are at lesser level than 2017.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION

On January 1, 2018, pursuant to the Agreement and Plan of Merger, dated August 22, 2017, by and among Reliant Bancorp, Community First, Pioneer Merger Sub, Inc., the Bank, and Community First Bank & Trust, Community First merged with and into the Reliant Bancorp. Immediately following the merger, Community First Bank & Trust merged with and into the Bank, with the Bank surviving.

Pursuant to the merger agreement, each outstanding share of Community First common stock (except for excluded shares and dissenting shares) was converted into and cancelled in exchange for the right to receive 0.481 shares of Reliant Bancorp common stock, together with cash in lieu of any fractional shares.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	61,958
Value of fractional shares	25
Estimated fair value of Community First	$61,983

Allocation of Purchase Price
Total consideration above	$61,983
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	(33,128)
Time deposits in other financial institutions	(23,309)
Investment securities available for sale	(69,078)
Loans, net of unearned income	(313,040)
Mortgage loans held for sale, net	(910)
Accrued interest receivable	(1,165)
Premises and equipment	(9,585)
Restricted equity securities	(1,726)
Cash surrender value of life insurance contracts	(10,664)
Other real estate owned	(1,650)
Deferred tax asset, net	(4,885)
Core deposit intangible	(7,888)
Other assets	(1,795)
Deposits—noninterest-bearing	80,395
Deposits—interest-bearing	352,100
Other borrowings	11,522
Payables and other liabilities	5,061
Net liabilities assumed (net assets acquired)	(29,745)
Goodwill	$32,238

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION (CONTINUED)

During 2018, as part of the system integration of Community First, the Company determined minor adjustments were appropriate to reduce other assets by $93 and increase payables and other liabilities by $85 effective as of the acquisition date.

Pro forma data for the nine months ended September 30, 2018 and 2017 in the table below presents information as if the merger occurred at the beginning of each period.

	Nine Months Ended September 30,
	2018	2017
Net interest income	$40,252	$38,022
Net income attributable to common shareholders	$9,962	$8,486
Earnings per share - basic	$0.88	$0.83
Earnings per share - diluted	$0.87	$0.82

Supplemental pro forma earnings in the above table for the nine months ended 2018 and 2017 include $2,742 and $562 of nonrecurring costs, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
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

ASU 2016-02,“Leases (Topic 842)” requires lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. ASU 2016-02 will be effective for the Company on January 1, 2020 and will require transition using a modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is evaluating the impact of the update on the Company’s consolidated financial statements.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective beginning on January 1, 2021. Management is evaluating the impact of the pronouncement on the consolidated financial statements. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective beginning on January 1, 2021, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a significant impact on the consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. In March 2017, the FASB issued this pronouncement which shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events for the nine months ended September 30, 2018:

•	Acquired Community First, Inc., on January 1, 2018.

•
Net income available to common shareholders totaled $10.0 million, or $0.87 per diluted common share for the nine months ended September 30, 2018 compared to $6.1 million, or $0.76 per diluted common share, during same period in 2017.

•	Gross loans increased $421.7 million for the nine months ended September 30, 2018.

•	Deposits increased $512.0 million for the nine months ended September 30, 2018.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.31 percent.

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

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with to accounting principles generally accepted in the United States of America ("U.S. GAAP") and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First TRUPS Holding Company, which is wholly owned by Reliant Bancorp (“TRUPS”), and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights (Reliant Bancorp, the Bank, TRUPS, and RMV, are collectively referred to herein as the “Company”). As described in the notes to our annual consolidated financial statements, RMV is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform U.S. GAAP and to general practices in the banking industry.

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of September 30, 2018, the cumulative losses to date totaled $6,461 prior to intercompany eliminations. RMV will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Merger Between Reliant Bancorp, Inc. and Community First, Inc.
On December 15, 2017, the shareholders of Reliant Bancorp approved a merger with Community First, Inc. ("Community First"), which became effective on January 1, 2018 (the "Merger”). Each outstanding share and option to purchase a share of Community First common stock converted into the right to receive .481 shares of Reliant Bancorp common stock. After the Merger was completed, legacy Reliant Bancorp’s shareholders owned approximately 78.9% of the common stock of the combined company, and legacy Community First’s shareholders owned approximately 21.1% of the common stock of the combined company.
The assets and liabilities of Community First as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of the Company. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Community First were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.
As of December 31, 2017, Community First, including its wholly owned subsidiaries, had total assets of $480 million, total loans of $316 million and total deposits of $433 million. Community First held a loan portfolio that was primarily comprised of real estate loans.
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

Earnings

Net income attributable to common shareholders amounted to $4,082 and $9,962, or $0.36 and $0.88 per basic share for the three and nine months ended September 30, 2018, compared to $1,846 and $6,091, or $0.23 and $0.77 per basic share for the same periods in 2017. Diluted net income attributable to common shareholders was $0.36 and $0.22 per share and $0.87 and $0.76 per share for the three and nine months ended September 30, 2018, compared to the same periods in 2017, respectively. The major component of the increase from the prior-year is mainly attributable to the increase of 48.0% and 57.4% in net interest income for the three and nine months ended September 30, 2018, respectively compared to the same periods in 2017. The largest factor offsetting the increase was an increase in non-interest expense for the three and nine months ended September 30, 2018 by 43.1% and 69.5%, respectively when compared to the same periods in 2017, which included merger expenses of $82 and $2,742 for the three and nine months ended September 30, 2018 compared to $562 for the same periods in 2017. These and other components of the variances are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2018, and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,144,307	5.01	$14,092	$727,453	4.78	$8,588	$5,078	$426	$5,504
Loan fees	—	0.27	781	—	0.27	490	291	—	291
Loans with fees	1,144,307	5.28	14,873	727,453	5.05	9,078	5,369	426	5,795
Mortgage loans held for sale	22,464	5.19	294	18,333	4.57	211	52	31	83
Deposits with banks	24,570	1.53	95	14,451	0.88	32	31	32	63
Investment securities - taxable	70,389	2.33	414	30,212	2.35	179	246	(11)	235
Investment securities - tax-exempt	229,934	3.74	1,709	157,718	3.99	1,022	1,298	(611)	687
Federal funds sold and other	12,760	5.75	185	7,557	5.51	105	75	5	80
Total earning assets	1,504,424	4.85	17,570	955,724	4.72	10,627	7,070	(127)	6,943
Nonearning assets	139,972			54,812
Total assets	$1,644,396			$1,010,536
Interest bearing liabilities
Interest bearing demand	143,057	0.28	102	81,629	0.20	42	39	21	60
Savings and money market	339,487	0.77	657	205,463	0.40	207	186	264	450
Time deposits - retail	527,930	1.60	2,128	329,203	1.02	845	661	622	1,283
Time deposits - wholesale	87,262	1.88	414	90,222	1.20	272	(59)	201	142
Total interest bearing deposits	1,097,736	1.19	3,301	706,517	0.77	1,366	827	1,108	1,935
Federal Home Loan Bank advances	102,731	2.34	606	46,910	1.40	165	282	159	441
Subordinated debt	11,577	6.75	197	—	—	—	—	197	197
Total borrowed funds	114,308	2.79	803	46,910	1.40	165	282	356	638
Total interest-bearing liabilities	1,212,044	1.34	4,104	753,427	0.81	1,531	1,108	1,465	2,573
Net interest rate spread (%) / Net interest income ($)		3.51	$13,466		3.91	$9,096	$5,961	$(1,591)	$4,370
Non-interest bearing deposits	221,107	(0.20)		133,108	(0.12)
Other non-interest bearing liabilities	7,344			4,574
Stockholder's equity	203,901			119,427
Total liabilities and stockholders' equity	$1,644,396			$1,010,536
Cost of funds		1.14			0.69
Net interest margin		3.77			4.08

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,117,743	4.88	$40,360	$701,362	4.61	$23,652	$15,207	$1,501	$16,708
Loan fees	—	0.26	2,137	—	0.29	1,541	596	—	596
Loans with fees	1,117,743	5.14	42,497	701,362	4.90	25,193	15,803	1,501	17,304
Mortgage loans held for sale	28,636	5.14	1,101	13,310	4.22	420	573	108	681
Deposits with banks	36,837	1.35	371	15,177	0.71	81	178	112	290
Investment securities - taxable	70,276	2.61	1,374	32,355	2.12	514	718	142	860
Investment securities - tax-exempt	226,601	3.69	4,921	145,412	4.01	2,796	2,673	(548)	2,125
Fed funds sold and other	11,389	5.85	498	7,787	5.15	300	153	45	198
Total earning assets	1,491,482	4.71	50,762	915,403	4.58	29,304	20,098	1,360	21,458
Nonearning assets	137,606			54,240
Total assets	$1,629,088			$969,643
Interest bearing liabilities
Interest bearing demand	147,022	0.24	263	84,307	0.21	131	111	21	132
Savings and money market	347,184	0.66	1,709	200,304	0.37	557	557	595	1,152
Time deposits - retail	520,717	1.45	5,640	308,911	0.86	1,994	1,822	1,824	3,646
Time deposits - wholesale	91,466	1.60	1,097	87,105	1.03	669	36	392	428
Total interest bearing deposits	1,106,389	1.05	8,709	680,627	0.66	3,351	2,526	2,832	5,358
Federal Home Loan Bank advances and other	84,176	2.03	1,275	41,132	1.24	383	555	337	892
Subordinated debt	11,556	6.09	526	—	—	—	—	526	526
Total borrowed funds	95,732	2.52	1,801	41,132	1.24	383	555	863	1,418
Total interest-bearing liabilities	1,202,121	1.17	10,510	721,759	0.69	3,734	3,081	3,695	6,776
Net interest rate spread (%) / Net interest income ($)		3.54	$40,252		3.89	$25,570	$17,017	$(2,335)	$14,682
Non-interest bearing deposits	217,957	(0.18)		132,406	(0.11)
Other non-interest bearing liabilities	6,464			3,548
Stockholder's equity	202,546			111,930
Total liabilities and stockholders' equity	$1,629,088			$969,643
Cost of funds		0.99			0.58
Net interest margin		3.76			4.04

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

Analysis—For the three and nine months ended September 30, 2018, we recorded net interest income of approximately $13.5 million and $40.3 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.77% and 3.76%, respectively. For the three and nine months ended September 30, 2017, we recorded net interest income of approximately $9.1 million and $25.6 million, respectively, which resulted in a net interest margin of 4.08% and 4.04%, respectively. For the three months ended September 30, 2018 and 2017, our net interest spread was 3.51% and 3.91%, respectively. For the nine months ended September 30, 2018 and 2017, our net interest spread was 3.54% and 3.89%, respectively.
The main factor contributing to the increase in our net interest income was our earning asset growth outpacing our interest-bearing liability growth for the periods presented which was accelerated by the Merger.

Our year-over-year average loan volume increased by approximately 59.4% for the first nine months of 2018 compared to the first nine months of 2017. Our combined loan and loan fee yield increased from 4.9% to 5.14% for the first nine months of 2018 compared to 2017, while our combined loan and loan fee yield increased from 5.05% to 5.28% for the three months ended September 30, 2018 compared to the same period in 2017. The increased yield for the three and nine months ended September 30, 2018 is partly attributable to the accretion of $369 and $1,291, respectively, in income due to the Merger.

Our tax equivalent yield on tax-exempt investments decreased to 3.74% and 3.69%, respectively for the three and nine months ended September 30, 2018, from 3.99% and 4.01% for the same periods in 2017. This decrease was driven by the change in the federal tax rate. Our year-over-year average tax-exempt investment volume increased by approximately 55.8% for the first nine months of 2018 compared to the same period in 2017. Our year-over-year average taxable securities volume increased by 117.2% for the first nine months of 2018 compared to the same period in 2017. During the first quarter of 2018, we completed a planned investment securities restructuring that began in the fourth quarter of 2017. As part of the restructuring, we sold $60.0 million of legacy Community First mortgage backed securities and purchased $79.0 million of investment grade securities including a combination of municipals, SBA floating securities, and collateralized mortgage obligations. No material changes to our investment portfolio were made during the third quarter of 2018.

Our cost of funds increased to 1.14% from 0.69% for the three months ended September 30, 2018 compared to the same period in 2017. Our cost of funds increased to 0.99% from 0.58% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits and FHLB advances but was also affected by the subordinated debt that we assumed in the Merger. The subordinated debt had an average balance of $11.6 million for the three and nine months ended September 30, 2018 with a cost of 6.75% and 6.09%, respectively. We experienced a 66.1% and 64.6%, increase in our average non-interest bearing deposits from the three and nine months ended September 30, 2017, respectively.

Our balance sheet has some components that will benefit from rising interest rates, including variable rate loans, some variable rate investment securities and interest rate swaps.  Conversely our interest bearing liabilities are negatively impacted with rising interest rates. Our wholesale fundings are particularly sensitive to changes in interest rates mainly due to their short term nature. We added $30 million of pay-fixed receive-variable interest rate swaps in each of the second and third quarters of 2018. We are always looking for opportunities to increase our non-interest bearing and lower cost deposits and have seen some success with a stronger focus on low cost deposits in all of our sales incentive plans.  These efforts will continue as well as continuing to evaluate the benefits of fixing a greater portion of our funding costs through interest rate swaps.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2018. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $322 and $759 for the three and nine months ended September 30, 2018, respectively, compared to $540 and $1,195 for loan losses recorded for the three and nine months ended September 30, 2017, respectively. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs and recoveries.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2018, and 2017 (dollars in thousands):

	Three Months Ended September 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$833	$309	$524	169.6%
Securities gains, net	18	—	18	100.0%
Gains on mortgage loans sold, net	1,399	1,571	(172)	(10.9)%
Gain on sale of other real estate	150	1	149	14,900.0%
Gain (loss) on disposal of premises and equipment	16	(50)	66	(132.0)%
Other noninterest income:
Bank-owned life insurance	293	219	74	33.8%
Brokerage revenue	7	16	(9)	(56.3)%
Rental income	61	21	40	190.5%
Miscellaneous noninterest income	361	256	105	41.0%
Total non-interest income	$2,777	$2,087	$690	33.1%

	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$2,504	$936	$1,568	167.5%
Securities gains, net	43	59	(16)	(27.1)%
Gains on mortgage loans sold, net	4,061	2,751	1,310	47.6%
Gain on sale of other real estate	259	26	233	896.2%
Gain (loss) on disposal of premises and equipment	16	(50)	66	132.0%
Other noninterest income:
Bank-owned life insurance	893	595	298	50.1%
Brokerage revenue	91	70	21	30.0%
Miscellaneous noninterest income	155	70	85	121.4%
Total other non-interest income	1,139	735	404	55.0%
Total non-interest income	$8,022	$4,457	$3,565	80.0%

The most significant reasons for the changes in total non-interest income during the three and nine months ended September 30, 2018 compared to the same periods in 2017 are the fluctuation in gains on mortgage loans sold, net, the increase in service charges, and the Merger which affects most of the categories. These and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 169.6% and 167.5% increase for the three and nine months ended September 30, 2018, respectively, was driven by the Merger which assisted in growing our deposits by 66.0% since the same period in 2017.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the nine months ended September 30, 2018, the Company sold securities classified as available for sale totaling $100,737 with a gain of $43. During the nine months ended September 30, 2017, the Company sold securities classified as available for sale totaling $18,688 and realized a gain of $59.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of the venture’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,399 and $4,061 for the three and nine months ended September 30, 2018, respectively, compared to $1,571 and $2,751 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The timing of this revenue recognition varies from the time a loan is originated with a customer.

During the three and nine months ended September 30, 2018, we recognized a gain of $150 and $259, respectively, due to the sale of other real estate and the recognition of a previously deferred gain from a paydown of a loan made to finance a piece of other real estate compared to a gain of $1 and $26 in the same periods in 2017.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $293 and $893 for the three and nine months ended September 30, 2018, compared to $219 and $595 for the same period in 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable. An additional $10.7 million was acquired in the Merger.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$6,913	$4,880	$2,033	41.7%
Occupancy	1,234	850	384	45.2%
Information technology	1,315	732	583	79.6%
Advertising and public relations	183	81	102	125.9%
Audit, legal and consulting	588	501	87	17.4%
Federal deposit insurance	210	100	110	110.0%
Merger expenses	82	562	(480)	(85.4)%
Other operating	1,637	791	846	107.0%
Total non-interest expense	$12,162	$8,497	$3,665	43.1%

	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$20,480	$13,634	$6,846	50.2%
Occupancy	3,673	2,482	1,191	48.0%
Information technology	3,913	1,924	1,989	103.4%
Advertising and public relations	413	204	209	102.5%
Audit, legal and consulting	2,027	1,102	925	83.9%
Federal deposit insurance	630	320	310	96.9%
Merger expenses	2,742	562	2,180	387.9%
Other operating	4,487	2,406	2,081	86.5%
Total non-interest expense	$38,365	$22,634	$15,731	69.5%

The most significant reason for the increase in total non-interest expense of $3,665 and $15,731 or 43.1% and 69.5% for the three and nine months ended September 30, 2018 is due to the Merger. This and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $2,033 and $6,846 or for the three and nine months ended September 30, 2018 compared to the same periods in 2017. This increase is attributable mainly to the increased staff due to the Merger as well as the addtional staff for our mortgage venture, additional staff for our new Murfreesboro branch, and additional staff for our Chattanooga branch which will open in the fourth quarter.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $384 and $1,191 during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 due to the additional branches from the Merger as well as the lease for a new executive office which opened in the second quarter, and the the lease for the Murfreesboro branch which opened in the third quarter of 2018.

Information technology costs increased by $583 or 79.6% when comparing the three months ended September 30, 2018 to the comparable period in 2017. For the nine months ended September 30, 2018, information technology costs increased by $1,989 or 103.4% when compared to the same period in 2017. These increases are mainly attributable to increased costs due to the Merger associated with running additional branches and increasing the volume of accounts and transactions as well as our continued investment in information security and other technology.

Advertising and public relations costs increased when comparing the three and nine months ended September 30, 2018 to the same period in 2017, by $102 and $209, respectively. The increase was substantially attributable to the Merger and the opening of our new Murfreesboro branch.

Audit, legal and consulting costs increased by $87 and $925, respectively, or 17.4% and 83.9% when comparing the three and nine months ended September 30, 2018 to the same periods in 2017. This increase is mainly attributable to the increase in legal fees and consulting fees incurred in connection with our mortgage venture.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $110 and $310, respectively, for three and nine months ended September 30, 2018, compared to the same periods in 2017. This increase is primarily the result of an increase in deposits due to the Merger.

Merger related expenses decreased by 85.4% to $82 and increased by 387.9% to $2,742 for the three and nine months ended September 30, 2018, respectively when compared to the same periods in 2017. These costs are considered one time expenses associated with the Merger, and most of these expected expenses have been incurred at this point.

Other operating expenses increased by $846 and $2,081 for the three and nine months ended September 30, 2018, compared to the same periods in 2017 mainly due to the Merger with the largest increases in loan-related expenses such as processing costs based on volume, franchise tax expense due to the Merger, and an increase in core deposit intangible amortization of $170 and $466 three and nine months ended September 30, 2018. We also recorded a lower of cost or market adjustment for loans held for sale during the nine months ended September 30, 2018 of $196 compared to a reversal of $160 for the same period in 2017.

Income Taxes

During the three and nine months ended September 30, 2018, we recorded consolidated income tax expense of $519 and $1,431, respectively, and compared to $306 and $1,005 for the three and nine months ended September 30, 2017. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to Bank shareholders for the three and nine months ended September 30, 2018, reflects an effective income tax rate of 12.3% and 13.7% (exclusive of a tax benefit from our mortgage banking operations of $55 and $147 on pre-tax losses of $897 and $2,390), compared to 14.2% and 14.8% (exclusive of tax benefit of $0 and $56 on pre-tax losses of $6 and $954 from our mortgage banking operations for the comparable periods of 2017). Our tax rate for the three and nine months ended September 30, 2018, was favorably influenced by the change in the corporate federal tax rate and state tax credits. Also, merger expenses had the impact of reducing our taxable income and increasing the proportion of our non-taxable versus taxable income for the 2018 periods.

Noncontrolling Interest in Net Loss of Subsidiary

Our noncontrolling interest in net loss of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of any profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. The venture had a net loss of $842 and $2,243 for the three and nine months ended September 30, 2018 compared to net loss of $6 and $898 for the same periods in 2017. The increase in loss for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 results are mainly attributable to the increase in salaries and benefits due to the increased staff as well as legal fees and consulting fees previously mentioned. These amounts are included in our consolidated results. Also, see Note 9 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets were $1,684,201 at September 30, 2018 and $1,125,034 at December 31, 2017. Our assets increased by 49.7% from December 31, 2017 to September 30, 2018. The increase was substantially attributable to the Merger which enhanced the growth in net loans and investments during the period of $420.9 million, or 55.2% and $72.8 million or 33.1%, respectively discussed further below. Other increases include goodwill of $32.2 million or 282.7%, cash of $13.8 million or 66.6%, premise and equipment of $12.4 million or 126.3%, core deposit intangibles of $7.2 million or 560.6%, deferred taxes of $8.1 million or 738.4%, cash surrender value of life insurance contracts of $11.6 million or 34.3%, and other real estate owned of $1.0 or 100.0%. These increases were partially offset by the decline of mortgage loans held for sale by $32.6 million or 72.0%. The Company’s total liabilities were $1,480,450 at September 30, 2018 and $984,897 at December 31, 2017, an increase of 50.3%. The increase in liabilities from December 31, 2017 to September 30, 2018, was substantially attributable to the Merger with most categories increasing across the board including an increase in deposits of $512.0 million or 58.0% and the addition of subordinated debt in the amount of $11.6 million during the period. The increases were partially offset by the decrease in Federal Home Loan Bank advances of $34 million or 35.2% during the period. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets, and with the Merger we have expanded our Middle Tennessee footprint into Maury and Hickman Counties. Total loans, net, at September 30, 2018, and

December 31, 2017, were $1,183,431 and $762,488, respectively. This represented an increase of 55.2% from December 31, 2017 to September 30, 2018 and was greatly impacted by the Merger.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	September 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$209,608	17.6%	$138,706	18.0%
Real estate:
1-4 Family Residential	228,014	19.1%	111,932	14.4%
1-4 Family HELOC	86,778	7.3%	72,017	9.3%
Multifamily and Commercial	433,882	36.3%	261,044	33.8%
Construction, Land Development and Farmland	199,849	16.7%	156,452	20.3%
Consumer	21,533	1.8%	17,605	2.3%
Other	14,444	1.2%	14,694	1.9%
	1,194,108	100.0%	772,450	100.0%
Less:
Deferred loan fees (costs)	(21)		231
Allowance for possible loan losses	10,698		9,731

Loans, net	$1,183,431		$762,488

The table below provides a summary of PCI loans as of September 30, 2018:

September 30, 2018

Commerical, Industrial and Agricultural	$63
Real estate:
1-4 Family Residential	330
1-4 Family HELOC	—
Multifamily and Commercial	238
Construction, Land Development and Farmland	1,969
Consumer	17
Other	—
Total gross PCI loans	2,617
Less:
Remaining purchase discount	300
Allowance for possible loan losses	—

Loans, net	$2,317

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $209,608 at September 30, 2018, increased 51.1% compared to $138,706 at December 31, 2017.

Real estate loans comprised 79.4% of the loan portfolio at September 30, 2018. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 71.1% from December 31, 2017 to September 30, 2018. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $433,882 at September 30, 2018, increased 66.2% compared to the $261,044 held as of December 31, 2017. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2017, to September 30, 2018, of 22.3%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions experienced a decrease of 1.7% from December 31, 2017 to September 30, 2018.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2018, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$394,061	$486,422	$313,625	$1,194,108

Fixed interest rate				$770,273
Variable interest rate				423,835
Total				$1,194,108

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

At September 30, 2018, the allowance for loan losses was $10,698 compared to $9,731 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.90% at September 30, 2018 compared to 1.26% at December 31, 2017. The allowance was adjusted downward as a percent of total loans from December 31, 2017 to September 30, 2018 because the loans from the Merger were booked at their discounted value.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	September 30, 2018	September 30, 2017
Beginning Balance, January 1	$9,731	$9,082
Loans charged off:
Commerical, Industrial and Agricultural	(308)	(941)
Real estate:
1-4 Family Residential	(36)	(15)
1-4 Family HELOC	(6)	—
Multifamily and Commercial	(76)	—
Construction, Land Development and Farmland	(144)	—
Consumer	(24)	(30)
Other	(37)	—
Total loans charged off	(631)	(986)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	530	306
Real estate:
1-4 Family Residential	11	—
1-4 Family HELOC	7	19
Multifamily and Commercial	215	—
Construction, Land Development and Farmland	44	5
Consumer	29	2
Other	3	—
Total loan recoveries	839	332
Net recoveries (charge-offs)	208	(654)
Provision for loan losses	759	1,195
Total allowance at end of period	$10,698	$9,623
Gross loans at end of period (1)	$1,194,108	$720,187
Average gross loans (1)	$1,117,743	$701,362
Allowance to total loans	0.90%	1.34%
Net charge offs to average loans (annualized)	(0.04)%	0.19%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2018			December 31, 2017
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,026	18.9%	17.6%	$2,538	26.1%	18.0%
Real estate:
1-4 Family Residential	1,321	12.3%	19.1%	773	7.9%	14.4%
1-4 Family HELOC	620	5.8%	7.3%	595	6.1%	9.3%
Multifamily and Commercial	4,118	38.7%	36.3%	3,166	32.6%	33.8%
Construction, Land Development and Farmland	2,390	22.3%	16.7%	2,434	25.0%	20.3%
Consumer	186	1.7%	1.8%	183	1.9%	2.3%
Other	37	0.3%	1.2%	42	0.4%	1.9%
	$10,698	100.0%	100.0%	$9,731	100.0%	100.0%

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

The following table provides information with respect to Company’s non-performing assets.

	September 30, 2018	December 31, 2017
Non-accrual loans	$4,235	$5,161
Past due loans 90 days or more and still accruing interest	40	—
Total non-performing loans	4,275	5,161
Foreclosed real estate ("OREO")	1,000	—
Total non-performing assets	$5,275	$5,161
Total non-performing loans as a percentage of total loans	0.36%	0.67%
Total non-performing assets as a percentage of total assets	0.31%	0.46%
Allowance for loan losses as a percentage of non-performing loans	250.25%	188.55%

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

Securities are a significant component of the Company’s earning assets. Securities totaled $293,028 at September 30, 2018. This represents a 33.1% increase from the December 31, 2017 total of $220,201. Our growth is attributable to the Merger and the planned investment securities restructuring, mentioned previously, that began in the fourth quarter of 2017. The increase is attributable to purchasing $103,375 securities available for sale during the nine months ended September 30, 2018, offset by sales of $100,737, and principal paydowns and maturities of $10,125 during the same period.

Restricted equity securities totaled $11,681 and $7,774 at September 30, 2018, and December 31, 2017, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$573	553	0.19%	$586	578	0.26%
State and municipal	233,929	227,508	77.64%	189,576	191,752	87.08%
Corporate bonds	3,130	3,029	1.03%	1,500	1,492	0.68%
Mortgage backed securities	29,335	28,867	9.85%	6,262	6,169	2.80%
Asset backed securities	30,279	29,571	10.09%	16,753	16,710	7.59%
Time deposits	3,500	3,500	1.20%	3,500	3,500	1.59%
Total	$300,746	293,028	100.00%	$218,177	220,201	100.00%

The table below summarizes the contractual maturities of securities available for sale at September 30, 2018:

	Amortized Cost	Estimated Fair Value
Due within one year	$1,756	$1,753
Due in one to five years	7,066	7,019
Due in five to ten years	13,090	12,797
Due after ten years	219,220	213,021
Mortgage backed securities	29,335	28,867
Asset backed securities	30,279	29,571
Total	$300,746	$293,028

Premises and Equipment

Premises and equipment, net, totaled $22,156 at September 30, 2018 compared to $9,790 at December 31, 2017, a net increase of $12,366 or 126.3% due to the Merger, a new executive office, and additional branches. Premises and equipment purchases amounted to approximately $4,000 during the first nine months of 2018 and were mainly incurred for leasehold improvements related to our new executive office, our Murfreesboro branch, and our planned Chatanooga branch and for IT infrastructure related to the Merger while depreciation expense amounted to $1,235. At September 30, 2018, we operated from sixteen retail banking locations as well as two stand-alone mortgage loan production offices and one commercial loan and deposit production office. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other fourteen bank branch locations three are in Columbia, the remaining nine are in Franklin, Springfield, Gallatin, Nashville, Murfreesboro, Mt. Pleasant, Thompson Station, Centerville and Lyles Tennessee. Our commercial loan and deposit production office is in Chattanooga, Tennessee. As of September 30, 2018, our mortgage loan production offices were located Hendersonville and Brentwood, Tennessee, as well as Timonium, Maryland.

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

At September 30, 2018, total deposits were $1,395,546, an increase of $512,027, or 58.0%, compared to $883,519 at December 31, 2017. During the first nine months of 2018, non-interest bearing demand deposits increased by $89.3 million, interest-bearing demand deposits by $73.9 million, savings and money market deposits by $153.7 million, and time deposits increased by $195.1 million. A substantial portion of the increase in the deposits is attributable to the Merger.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at September 30, 2018.

September 30, 2018
Twelve months or less	$317,931
Over twelve months through three years	16,822
Over three years	3,326
Total	$338,079

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of September 30, 2018. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	0.6%	(15)%	(2.1)%	(15)%
-100 bp	1.8%	(10)%	1.6%	(10)%
+100 bp	(0.7)%	(10)%	(1.0)%	(10)%
+200 bp	(1.0)%	(15)%	(1.6)%	(15)%
+300 bp	(1.8)%	(20)%	(2.7)%	(20)%
+400 bp	(2.8)%	(25)%	(4.1)%	(25)%

We were in compliance with our earnings simulation model policies as of September 30, 2018, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At September 30, 2018, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the Federal Home Loan Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, and home equity loans, and available-for-sale securities. At September 30, 2018, advances totaled $62,686 compared to $96,747 as of December 31, 2017. The decrease in FHLB advances generally is attributable to our increase in deposits, the addition of subordinated debentures to our balance sheet assumed in the Merger, and the decrease in our mortgage loans held for sale and somewhat offset by our increase in loans and securities.

At September 30, 2018, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2018	$58,000	2.16%
2019	—	—%
2020	—	—%
2021	378	2.73%
2022	813	1.22%
Thereafter	3,495	2.03%
	$62,686	2.15%

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of September 30, 2018, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

Capital

Stockholders’ equity was $203,751 at September 30, 2018, an increase of $63,614, or 45.4%, from $140,137 at December 31, 2017. During the nine months ended September 30, 2018, the Company raised $398 of capital through the exercise of Company stock options and issued $61,983 as consideration in the Merger. The subordinated debentures assumed in the Merger and the additional capital for the stock option exercises was pushed-down to the Bank and when combined with the accretion of earnings to capital but offset by the declared dividends and the increase in assets led to a decrease in the Bank’s September 30, 2018 Tier 1 leverage ratio to 10.17% compared with 11.68% at December 31, 2017 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $2,525 (of which $542 were declared in the prior year) were paid during the nine months ended September 30, 2018, and common dividends of $922 were declared in the third quarter of 2018 and were paid subsequent to quarter end.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2018 and December 31, 2017 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Company
Tier I leverage	$165,163	10.38%	$63,647	4.000%	$79,558	5.00%
Common equity Tier 1	153,580	11.50%	85,137	6.375%	86,806	6.50%
Tier I risk-based capital	165,163	12.37%	105,146	7.875%	106,815	8.00%
Total risk-based capital	176,286	13.20%	131,881	9.875%	133,550	10.00%

Bank
Tier I leverage	$161,381	10.17%	$63,473	4.000%	$79,342	5.00%
Common equity Tier 1	161,381	12.13%	84,815	6.375%	86,478	6.50%
Tier I risk-based capital	161,381	12.13%	104,771	7.875%	106,434	8.00%
Total risk-based capital	172,504	12.97%	131,340	9.875%	133,002	10.00%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	83,835	9.250%	90,633	10.00%

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

Off Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

September 30, 2018
Unused lines of credit	$267,433
Standby letters of credit	17,322
Total commitments	$284,755

Other Off Balance Sheet Arrangements

The total notional amount of swap agreements was $81,505 at September 30, 2018 and $21,505 at December 31, 2017, respectively. At September 30, 2018, the contracts had fair values totaling $1,013 recorded in other assets. At December 31, 2017, the contracts had fair values totaling $155 recorded in other assets and $180 recorded in other liabilities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANT BANCORP, INC.

November 6, 2018	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2018	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)