Form 10-K
period 2018-12-31
Reliant Bancorp, Inc.
filed 2019-03-08
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37391
______________________________

RELIANT BANCORP, INC.
(Exact name of registrant as specified in its charter)
______________________________

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway, Suite 100, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 221-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

common stock, par value $1.00 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2018 was $300,518,107 (computed on the basis of $28.05 per share).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 7, 2019 was 11,503,492.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders, scheduled to be held May 23, 2019, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential” and other similar words and expressions of the future are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) the effect of interest rate increases on the cost of deposits, (vi) unanticipated weakness in loan demand or loan pricing, (vii) lack of strategic growth opportunities or our failure to execute on those opportunities, (viii) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ix) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, (x) our ability to effectively manage problem credits, (xi) our ability to successfully implement efficiency initiatives on time and in amounts projected, (xii) our ability to successfully develop and market new products and technology, (xiii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (xiv) our ability to retain the services of key personnel, (xv) our ability to adapt to technological changes, (xvi) risks associated with litigation, including the applicability of insurance coverage; (xvii) the vulnerability of Reliant Bank’s network and online banking portals, and the systems of parties with whom Reliant Bancorp and Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xviii) changes in state and federal laws, rules, regulations or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments; (xix) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xx) general competitive, economic, political and market conditions, including economic conditions in the local markets where we operate. A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below. Many of such factors are beyond Reliant Bancorp’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Reliant Bancorp does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Reliant Bancorp.

PART I
ITEM 1. BUSINESSS

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

Acquisitions

Commerce Union/Legacy Reliant Bank Merger

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

Community First, Inc. Merger

On August 22, 2017, Reliant Bancorp entered into an Agreement and Plan of Merger with Community First, Inc. (“Community First”), Pioneer Merger Sub, Inc., a wholly owned subsidiary of Reliant Bancorp, Reliant Bank, and Community First Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of Community First (“Community First Bank”). On January 1, 2018, Reliant Bancorp completed the acquisition of Community First and Community First Bank and issued approximately 2,416,444 shares of Reliant Bancorp common stock valued at approximately $62.0 million to shareholders of Community First. All of Community First’s outstanding restricted share awards became fully vested and were cancelled and converted automatically into the right to receive the merger consideration.

Target Markets

Reliant Bancorp, through its subsidiary Reliant Bank, provides a full range of traditional banking products and services throughout the Middle Tennessee Region and the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area (the “Nashville MSA”). In October 2018, Reliant Bank opened a full service branch office in Chattanooga, Tennessee. At the same time, Reliant Bank closed its Chattanooga commercial loan and deposit production office and consolidated the operations of this commercial loan and deposit production office into the new full service Chattanooga branch. Based on the deposit market share data published by the FDIC as of June 30, 2018, the latest available date, Reliant Bank is ranked the 11th largest bank in the Nashville MSA. Reliant Bank primarily markets its services to small businesses and residents within its markets. Reliant Bank operates its main office and sixteen branches in Davidson, Hickman, Hamilton, Maury, Robertson, Rutherford, Sumner, and Williamson counties in Tennessee. Additionally, Reliant Bank operates mortgage production offices in Brentwood and Hendersonville, Tennessee.

Employees

As of December 31, 2018, Reliant Bancorp and Reliant Bank had 263 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining unit. Reliant Bancorp believes that its relationship with its employees is good. Reliant Bank employs seasoned banking professionals with experience in its market areas and who are active in their communities.

Products and Services Overview

Reliant Bank is a full-service community bank. Its principal business is banking, consisting of lending and deposit gathering from (as well as other banking-related products and services) businesses and individuals within the communities it serves, and the operational support to deliver, fund and manage such banking services. Reliant Bank provides a wide range of commercial banking services for businesses and individuals, including checking, savings, and money market deposit accounts, certificates of deposit and consumer, commercial and real estate loans. Reliant Bank’s profitability is dependent on responsible lending with strong focus on lending standards to help ensure long-term growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal, Reliant Bank’s strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of products and financial services; (3) employ, empower and motivate management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain asset quality and control overhead expense.

Reliant Bank provides a variety of loans, deposits and related services to its business customers. Such services include but are not limited to business checking, deposit products and services, business loans, and lines of credit. Reliant Bank offers similar services to its consumer customers, including but not limited to personal loans, checking accounts, residential mortgage loans and mortgage refinancing, safe deposit boxes, debit cards, direct deposit, and official bank checks.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking services. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Finally, as a result of the passage of the Tax Cuts and Jobs Act, which was signed into law in late 2017, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

We believe that we successfully compete with larger banks and other community banks in our target markets by focusing on personal service and financial products to meets the needs of the businesses and consumers in those markets.

Intellectual Property

Reliant Bank holds the ownership rights to two trademarks registered with the United States Patent and Trademark Office for the protection of “RELIANT BANK” in the company’s respective colors and fonts. Reliant Bank also utilizes the website domain reliantbank.com. Reliant Bank also holds the rights to three trademarks registered with the United States Patent and Trademark Office for the continued protection of “COMMERCE UNION BANK” in the former entity’s respective colors and fonts and one trademark registered with the United States Patent and Trademark Office for the continued protection of "COMMUNITY FIRST BANK & TRUST" .

Available Information
Our website address is www.reliantbank.com. Please note that our website address is provided as an inactive textual reference only.
We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, that we file with or furnish to the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC. The information made available through our website is not part of this report and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report.

Supervision and Regulation

Reliant Bancorp, Inc.

Reliant Bancorp owns 100% of the stock of Reliant Bank, and, therefore, we are considered a bank holding company as that term is defined under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Additionally, we have elected under the Bank Holding Company Act to be treated as a financial holding company. As a financial holding company, we are primarily subject to supervision and examination by and the reporting requirements of the Federal Reserve, under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as the holding company for a bank chartered in Tennessee, we also are subject to the Tennessee Banking Act.
Subject to certain exceptions, the Bank Holding Company Act generally prohibits a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Financial holding companies, however, are allowed to engage without prior Federal Reserve approval in a broader range of banking and non-banking activities that are deemed to be financial in nature or incidental to a financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. In order for a bank holding company to make a declaration to be considered a financial holding company, the bank holding company and its subsidiary depository institutions must be “well capitalized” and “well managed.”
As a bank holding company that has elected to be a financial holding company, Reliant Bancorp is required to file semi-annual reports with the Federal Reserve together with any additional information as the Federal Reserve may require. The Federal Reserve may, and does, also examine Reliant Bancorp.

Bank and financial holding companies are required to act as a source of financial strength to their subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC-as a result of default of a banking subsidiary of Reliant Bancorp or related to FDIC assistance provided to a banking subsidiary in danger of default-the other banking subsidiaries of Reliant Bancorp, if any, may be assessed for the FDIC’s loss, subject to certain exceptions.
Regulation Y of the Rules and Regulations of the Federal Reserve Board of Governors requires persons acting directly or indirectly or in concert with one or more other persons to give the Federal Reserve 60 days’ prior written notice before acquiring control of a bank or financial holding company. Under the regulation, control is defined as the ownership of or control with the power to vote 25% or more of any class of voting securities of the bank or financial holding company. The regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities of a bank or financial holding company and either the company has securities registered under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities.

Payment of Dividends

Reliant Bancorp is a legal entity separate and distinct from Reliant Bank. Because Reliant Bancorp is a legal entity separate and distinct from Reliant Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of Reliant Bank to pay dividends to us, which is subject to regulatory restrictions. The principal source of Reliant Bancorp’s cash flow, including cash flow to pay interest to the holders of its trust preferred securities and dividends to holders of its common stock, is dividends that Reliant Bank pays to Reliant Bancorp as its sole shareholder. Under Tennessee law, Reliant Bancorp is not permitted to pay dividends if, after giving effect to the payment of the dividends, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Reliant Bancorp’s board of directors must consider its and Reliant Bank’s current and prospective capital, liquidity, and other needs.
Additionally, various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by numerous other factors, such as the maintenance of adequate capital for the bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the Tennessee Department of Financial Institutions (the “TDFI”) also has authority to prohibit the payment of dividends by a Tennessee chartered bank when it determines such payment of dividends to be an unsafe and unsound banking practice. In the event an insured Federal Reserve-member bank controlled by a bank or financial holding company is “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the Federal Reserve may require prior approval for any capital distribution by the bank or financial holding company.
During the fiscal year ended December 31, 2018, Reliant Bancorp declared dividends totaling $0.33 per share on outstanding shares of its common stock for a total of $3,945 in aggregate dividend declarations for year. The amount and timing of all future dividend payments, if any, is subject to our board’s discretion and our compliance with applicable laws, rules, regulations and regulatory guidance, and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Other Restrictions

A bank or financial holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the bank holding company and its subsidiaries are well-capitalized and well-managed. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision of any property or service. An affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these items on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, lease, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank or financial holding companies of banks and certain other non-bank companies, the Federal Reserve considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.
The Attorney General of the United States may, within 30 days after approval by the Federal Reserve of an acquisition involving a bank or financial holding company, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the bank or financial holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopoly provisions of the Sherman Antitrust Act.

Capital Guidelines

Federal banking regulators have implemented risk-based capital guidelines for bank and financial holding companies and insured depository institutions.
In July 2013, in response to the statutory requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), federal banking regulators adopted regulations implementing the Basel Capital Adequacy Accord (“Basel III”), which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks must hold as a cushion against losses and insolvency. These regulations provide for the following minimum capital to risk-weighted assets requirements in order for an institution to be considered “adequately capitalized”: a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Additionally, to be considered “adequately capitalized,” an institution must have a leverage ratio (Tier 1 capital to total assets) of at least 4.0%. In order to be considered “well capitalized,” an institution must have a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%. The regulations also changed the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the regulations require that most regulatory capital deductions be made from common equity Tier 1 capital.
Under Basel III, in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The capital conservation buffer was phased in starting January 1, 2016, and it became fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% is not subject to limits on capital distributions or discretionary bonus payments. A banking organization with a buffer of less than 2.5% is subject to increasingly stringent limitations as the buffer approaches zero. The regulation also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. The minimum capital requirements plus the capital conservation buffer exceed the current prompt corrective action (PCA) well-capitalized thresholds.
Under Basel III, certain DTAs arising from temporary differences, MSAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of MSAs, DTAs, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the regulations increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and make selected other changes in risk weights and credit conversion factors.
Basel III took effect on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital were phased in over time. Similarly, non-qualifying capital instruments were phased out over time, except as described above. Most existing non-qualifying capital instruments issued by community banks before May 19, 2010, such as trust preferred securities and cumulative perpetual preferred stock, continue to count as regulatory capital.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) enacted on May 24, 2018, requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be exempt from Basel III capital rules and deemed to be in compliance with all other capital and leverage requirements.
On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9%. The comment period for the proposed rule has since closed and the regulation is not yet finalized. The final community bank ratio is not known at this time.
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the institution to a variety of enforcement remedies available to state and federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Tennessee Banking Act; Federal Deposit Insurance Act

Reliant Bank is incorporated under the laws of the State of Tennessee and is subject to the applicable provisions of the laws of the State of Tennessee, including state corporate and banking laws. Reliant Bank is subject to the supervision of and regular examination by the TDFI. Reliant Bank is a member of the Federal Reserve and, therefore, is subject to Federal Reserve regulations and policies and is subject to regular examination by the Federal Reserve. Reliant Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”), and Reliant Bank is, therefore, subject to the provisions of the Federal Deposit Insurance Act (“FDIA”).
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. The Emergency Economic Stabilization Act (“EESA”) provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest-bearing deposit transaction accounts, but this extra coverage expired December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.
The FDIC may terminate its insurance of deposits if it finds that a financial institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.
Tennessee statutes and federal law regulate a variety of the banking activities of Reliant Bank, including required reserves, investments, loans, mergers and acquisitions, issuances of securities, payments of dividends, and the establishment of branches. There are certain limitations under federal and Tennessee law on the payment of dividends by banks or bank or financial holding companies. A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends by Reliant Bank could, depending upon the bank’s financial condition, be deemed to constitute such an unsafe or unsound practice. Also, without regulatory approval, a dividend only can be paid in one year to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.
State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (described above), and Reliant Bank is required to provide certain periodic reports and such additional information as the Tennessee Banking Act and applicable federal laws, rules, and regulations require. Reliant Bank is also subject to certain restrictions on loan amounts, interest rates, “insider” loans to officers, directors and principal shareholders, tying arrangements, privacy, transactions with affiliates, and many other matters. Strict compliance at all times with state and federal banking laws is required.
Tennessee law contains limitations on the interest rates that may be charged by banks on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments that may be made by banks. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA.
Under Tennessee law, a state bank is prohibited from lending to any one person, firm, or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) that the bank may make a loan to one person, firm or corporation in an amount up to 25% of its equity capital accounts with the prior written approval of the bank’s board of directors.

Community Reinvestment Act
The Community Reinvestment Act (the “CRA”), first enacted by Congress in 1977 and amended from time to time thereafter, requires that each depository institution’s record of helping meet the needs of its entire community be evaluated by the depository institution’s primary federal regulator. The CRA helps assure that banks and other financial institutions make credit available to low- and moderate-income borrowers, consistent with safe and sound operations. These regulations provide for a regular assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of an application by a bank or financial holding company for approval of a merger or acquisition, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the application filing. An unsatisfactory record of CRA performance can substantially delay, block or result in the imposition of conditions in connection with expansionary activities. Reliant Bank’s last CRA performance evaluation was in October 2016, and Reliant Bank was assigned a rating of “Satisfactory.”

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the FDIA, and revised several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under currently applicable prompt corrective action regulations, an FDIC-insured depository institution is defined to be well capitalized if (i) it maintains a Tier 1 leverage capital ratio of at least 5%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10% and (ii) it is not subject to a directive, order, or written agreement to meet and maintain specific capital levels. An FDIC-insured depository institution is defined to be adequately capitalized if it maintains a Tier 1 leverage capital ratio of at least 4%, a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 8%. An-FDIC insured depository institution is defined to be undercapitalized if it has a Tier 1 leverage capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6%, or a total risk-based capital ratio of less than 8%. An-FDIC insured depository institution is defined to be significantly undercapitalized if it has a Tier 1 leverage capital ratio of less than 3%, a common equity Tier 1 risk-based capital ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 4%, or a total risk-based capital ratio of less than 6%. An institution is considered critically undercapitalized if fails to maintain tangible equity to total assets of greater than 2%. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to the holding companies that control those institutions. However, the Federal Reserve has indicated that, in regulating bank and financial holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.
FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payments of dividends) or paying any management fee to its holding company (if any) if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable capital plan, it is treated as if it is significantly undercapitalized.

These levels will differ for community banks such as Reliant Bank who qualify for and elect to use the new community bank leverage ratio pursuant to the requirements of the Regulatory Relief Act. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements.
On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9% and corresponding capital adequacy levels. As proposed, a community bank with a community bank leverage ratio of greater than 9% would be considered “well capitalized;” a community bank with a community bank leverage ratio of 7.5% or greater would be considered “adequately capitalized;” a community bank with a community bank leverage ratio of less than 7.5% would be considered “undercapitalized;” and a community bank with a community bank leverage ratio of less than 6% would be considered “significantly undercapitalized” and would be required to provide its primary regulator with additional information in order to determine whether such organization would be classified as “critically undercapitalized.” The comment period for the proposed rule has since closed, but the regulation is not yet finalized.
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
The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept, roll over or renew brokered deposits unless it is well-capitalized or it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained this waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well-capitalized.
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

Gramm-Leach-Bliley Act

In 1999, the Gramm-Leach-Bliley Act (“GLBA”) expanded the universe of activities in which bank holding companies and affiliates of banks are permitted to engage, especially in the areas of securities and insurance. This law also includes requirements regarding the privacy and protection of non-public customer information held by financial institutions, as well as many other providers of financial services. There are provisions providing for functional regulation of the various services provided by institutions among different regulators. GLBA codified the “safeguards rule” which requires financial institutions to develop a written information security plan that describes how the company is prepared for and plans to continue to protect customers’ and consumers’ non-public personal information. GLBA did not remove the restrictions in the Bank Holding Company Act that prevent non-financial companies from entering retail and/or commercial banking. Finally, among many other sections of this law, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.

Bank Secrecy Act and USA PATRIOT Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the Bank Secrecy Act (“BSA”), requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, BSA requires financial institutions to keep records of cash purchases of negotiable instruments; file reports of cash transactions exceeding a daily aggregate amount of $10,000; to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities; and to obtain and retain information regarding the identify and verification of the beneficial owners of business customers.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, defined new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as Reliant Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
Under the USA PATRIOT Act, all “financial institutions” (as therein defined) must establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee and director training programs, an independent audit function to review and test the program, and the ongoing due diligence and monitoring of customer relationships including the beneficial owners of business customers.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented between 2011 and 2014 through regulations promulgated by banking and securities regulators. The following discussion describes certain material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like Reliant Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Reliant Bank either because of exemptions for institutions below a certain asset size or because of the nature of our bank’s operations. Other provisions of the Dodd-Frank Act that impact Reliant Bank include provisions that:

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

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, also known as the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets continue to be examined and supervised for compliance with these laws by their primary federal bank regulator.

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

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to bank and financial holding companies.

•
Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank and financial holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

The Dodd-Frank Act has increased regulatory burdens, compliance costs, and non-interest expense for community banks. Of particular concern to many community banks is the depth and breadth of the powers of the CFPB, which may have significant impacts on consumer compliance regulation and increased costs, particularly for smaller depository institutions.

Economic Growth, Regulatory Relief and Consumer Protection Act
The Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintains the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amends certain aspects for small depository institutions with less than $10 billion in assets, such as Reliant Bank. Sections in the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank or financial holding companies; capital access; and protections for student borrowers. Reliant Bancorp and Reliant Bank will focus on the implementing rules and guidance for the various provisions in each section of the Regulatory Relief Act that impact their operations and activities.
Among other items, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements.
On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9%. The comment period for the proposed rule has since closed, but the regulation is not yet finalized. The final community bank ratio is not known at this time.
The Regulatory Relief Act also expands the universe of holding companies that are permitted to rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement.” The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements. However, subsidiary depository institutions continue to be subject to minimum capital requirements.
Further, the Regulatory Relief Act decreased the burden for community banks in regards to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule increasing the asset threshold to qualify for an 18-month examination cycle from $1 billion to $3 billion for qualifying institutions that are well capitalized, well managed and meet certain other requirements.
Any number of the provisions of the Regulatory Relief Act may have the effect of increasing our expenses, decreasing our revenues, or changing the activities in which we chooses to engage. The environment in which banking organizations operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen.
It is difficult at this time to determine the direct impact of the Regulatory Relief Act on Reliant Bancorp and Reliant Bank. Implementing rules and regulations are required and many have not yet been written or finalized.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act (the “JOBS Act”) increased the threshold under which a bank or bank holding company may terminate registration of a security under the Securities Exchange Act of 1934, as amended, to 1,200 shareholders of record from 300. The JOBS Act also raised from 500 to 2,000 the number of “record” shareholders of a class of equity securities that triggers the requirements for an issuer to register that class of securities and become a public reporting company. Since the JOBS Act was signed, numerous banks and bank holding companies have filed to deregister their common stock.
Current Expected Credit Loss
A new accounting standard changing the current method for providing allowances for loan and lease losses has been adopted by the Financial Accounting Standards Board. This new standard is referred to as Current Expected Credit Loss (“CECL”) and becomes effective for Reliant Bank in 2021. The use of this standard will increase the types of data required to determine the appropriate level of the allowance for loan and lease losses.
The use of this standard may potentially increase Reliant Bank’s allowance for loan and lease losses. Any increase in Reliant Bank’s allowance for loan and lease losses or expenses incurred in order to make the determination for such allowance could have a material adverse effect on Reliant Bank’s financial condition and results of operations. The direct effects on Reliant Bank are not yet known.

Other Regulations

Interest and other charges that Reliant Bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Reliant Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Practices Act, governing debt collection practices; and

•	The rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.

In addition, Reliant Bank’s deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

FDIC Insurance Premiums

Reliant Bank is required to pay quarterly FDIC deposit insurance assessments to the DIF. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based on the institution’s average consolidated total assets less its average tangible equity during the assessment period as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.
The FDIC has a risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase by 3 basis points the deposit assessment base rate, beginning January 1, 2011. Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Pursuant to the Regulatory Relief Act, the FDIC Board of Directors authorized the publication of a notice of proposed rulemaking proposing to apply the community bank leverage ratio framework to the deposit insurance assessment system. While an assessment estimator is available for use in determining the impact of the proposal on Reliant Bank, the regulation is not yet finalized and changes could be made.
Any future deposit insurance premium increases will adversely impact Reliant Bank’s earnings. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.
Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

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
From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. With the enactments of EESA, the American Recovery and Reinvestment Act, the Dodd-Frank Act, CECL and the significant number of regulations that have or will be promulgated under these and other laws affecting financial institutions, the nature and extent of the future legislative and regulatory changes affecting financial institutions, and the resulting impact on those institutions is and will be unpredictable. Bills are currently pending which may have the effect of changing the way Reliant Bancorp and/or Reliant Bank conducts its business.

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

Making loans and other extensions of credit is an essential element of Reliant Bank’s business. Although Reliant Bank seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, its loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in micro or macro economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Reliant Bank attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolio. Reliant Bank periodically determines the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of Reliant Bank’s overall loan portfolio;

•	Reliant Bank’s historical loan loss experience;

•	evaluation of micro and macro economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

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

Reliant Bank may have higher loan losses than it has allowed for in its allowance for loan losses. Our loan portfolio includes a meaningful amount of construction and development, commercial mortgage, and other commercial loans, which have a greater credit risk than residential mortgage loans.

Reliant Bank’s actual loan losses could exceed its allowance for loan losses. Reliant Bank’s average loan size continues to increase and reliance on its historic allowance for loan losses may not be adequate. A large portion of Reliant Bank’s loan portfolio is composed of construction and development, commercial mortgage, and other commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond Reliant Bank’s control, including, among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of Reliant Bank’s borrowers.

A new accounting standard may require Reliant Bank to increase its allowance for loan losses and could have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Reliant Bank beginning January 1, 2021. This standard, referred to as current expected credit loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for loan losses that are probable, which may require Reliant Bank to increase its allowance for loan losses, and is likely to increase the types of data Reliant Bank would need to collect and review to determine the appropriate level of its allowance for loan losses. In addition, this change may result in more volatility in the level of Reliant Bank's allowance for loan losses. An increase, to the extent material, in Reliant Bank's allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our capital levels, financial condition, and results of operations.

We are subject to extensive government regulation and supervision; compliance with new and existing legislation, regulations, and supervisory requirements and expectations could detrimentally affect our business.

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

Legislation and regulation with respect to our industry has increased in recent years, and we expect that federal and state supervision and regulation of our industry will continue to expand in scope and complexity. Congress and federal regulatory agencies continually review banking laws, rules, regulations and policies for possible changes. Changes to statutes, rules, regulations or regulatory policies, including changes in the interpretation or implementation of statutes, rule, regulations or policies, could affect us in substantial and unpredictable ways, and could subject us to additional costs, limits on the services and products we may offer, or limits on the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws, rules and regulations increases our costs and could limit our ability to pursue business opportunities.

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities, and an increase in our deposit insurance assessment rate, in addition to related costs and restrictions on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking laws and regulations could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs, although certain provisions of the Regulatory Relief Act may alleviate some of these burdens (however the impact of the Regulatory Relief Act is currently unknown because implementing rules and regulations are required in some instances and many of these implementing rules and regulations have not yet been written or finalized). Also, over the last several years, state and federal regulators have focused on enhanced risk management practices, compliance with the Bank Secrecy Act and anti-money laundering laws, including the new beneficial ownership rule, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such current and potential legislation and regulation and increased regulatory scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws, rules and regulations.

Our recent acquisition and growth and future expansion may result in additional risks.

Over the last three years, we have completed the acquisition of Community First and expanded into new markets via organic growth. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Growth. As a result of our acquisition activity and organic growth, we may be unable to successfully:

•	maintain acceptable loan quality in the context of significant loan growth;

•	obtain regulatory and other approvals;

•	attract or retain sufficient deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	avoid diversion or disruption of our existing operations or management as well as those of any acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

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

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in current markets with the hiring of additional seasoned professionals with significant experience in those markets. Our expenses could be further increased if we encounter delays in opening new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we can have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

Failure to successfully address these and other issues related to our expansionary activities could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan, that, among other things, include procedures for managing and monitoring liquidity risk. Generally, we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in demand for loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

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

When we attempt to expand our business through mergers and acquisitions (as we have done over the last several years), we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general, acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•
the time and costs associated with evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we have limited or no direct prior experience;

•	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•	the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•	risks associated with integrating the operations, technologies and personnel of an acquired business.

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

In addition, we may face significant competition from numerous other financial institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2018, we had $51.9 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions of other financial institutions could result in additional goodwill.

Reliant Bank’s focus on lending to small to mid-sized community based businesses may increase Reliant Bancorp’s credit risk.

Most of Reliant Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which Reliant Bank operates negatively impact this important customer sector, Reliant Bancorp’s results of operations and financial condition and the value of its common stock may be adversely affected. Furthermore, the deterioration of Reliant Bank’s borrowers’ businesses may hinder their ability to repay their loans with Reliant Bank, which could have a material adverse effect on Reliant Bancorp’s financial condition and results of operations.

Reliant Bancorp is geographically concentrated in Middle Tennessee and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville MSA, and most of our loan, deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in this market, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in this market. We cannot assure you that economic conditions, including loan demand, in our market will improve during 2019, or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations. In addition, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or more favorable economic conditions in our primary market areas if they do occur.

Reliant Bank faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive, and Reliant Bank experiences competition in its markets from many other financial institutions. Reliant Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Reliant Bank’s primary market areas and elsewhere. Reliant Bank competes with these institutions both in attracting deposits and in making loans. In addition, Reliant Bank has to attract its customer base from other existing financial institutions and from new residents and businesses that have relocated to the Nashville MSA. Many of Reliant Bank’s competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that Reliant Bank does not provide. There is a risk that Reliant Bank will not be able to compete successfully with other financial institutions in Reliant Bank’s markets, and that it may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to Reliant Bank.

The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
The financial services industry is undergoing rapid technological changes, with new technology-driven products and services being frequently introduced. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to provide secure electronic environments as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.

Reliant Bank’s FDIC deposit insurance premiums and assessments may increase.

Deposits in Reliant Bank are insured by the FDIC up to legal limits and, as a result, we are subject to the payment of FDIC deposit insurance premiums and assessments. High levels of bank failures since the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional failures of financial institutions. Any future special assessments, increases in assessment rates, or required prepayments of FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.

Changes in prevailing interest rates may reduce Reliant Bancorp’s profitability.

Reliant Bancorp’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of Reliant Bancorp’s assets and liabilities, Reliant Bancorp believes it is more likely than not that a significant change in interest rates could have a material adverse effect on its net interest income and, therefore, its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While Reliant Bancorp intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective and its financial condition and results of operations could suffer.

Reliant Bancorp and Reliant Bank are dependent on key individuals and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

Reliant Bancorp and Reliant Bank are materially dependent on the performance of their executive management teams, loan officers, and other support personnel. The loss of the services of any of these individuals could have a material adverse effect on the business of Reliant Bancorp and Reliant Bank and our results of operations and financial condition. Many of these key personnel have important customer relationships, which are instrumental to Reliant Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bancorp's and Reliant Bank’s business and could have a material adverse effect on Reliant Bancorp's and Reliant Bank’s business, financial condition, and results of operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Reliant Bank may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Reliant Bank will be successful in attracting or retaining such personnel.

Reliant Bancorp is an emerging growth company, and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make Reliant Bancorp’s common stock less attractive to investors.

Reliant Bancorp is subject to periodic reporting requirements under the Securities Exchange Act of 1934. Reliant Bancorp is an “emerging growth company,” as defined in the JOBS Act, however, and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements applicable to public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if Reliant Bancorp’s total annual gross revenues equal or exceed $1.07 billion in a fiscal year. Reliant Bancorp cannot predict if investors will find its common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for Reliant Bancorp’s common stock and its stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Reliant Bancorp has elected not to opt out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Reliant Bancorp, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make Reliant Bancorp’s financial statements not comparable with those of another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

The short-term and long-term impact of the changing regulatory capital requirements and recently proposed capital rules is uncertain.

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

The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements, thus being relieved from the requirements of Basel III.
On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9% and corresponding capital adequacy levels. As proposed, a community bank with a community bank leverage ratio of 9% or greater would be considered “well capitalized;” a community bank with a community bank leverage ratio of 7.5% or greater would be considered “adequately capitalized;” a community bank with a community bank leverage ratio of less than 7.5% would be considered “undercapitalized;” and a community bank with a community bank leverage ratio of less than 6% would be considered “significantly undercapitalized” and would be required to provide its primary regulator with additional information in order to determine whether such organization would be classified as “critically undercapitalized.” The comment period for the proposed rule has since closed, but the regulation is not yet finalized.

The application of more stringent capital requirements for Reliant Bancorp or Reliant Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if Reliant Bancorp or Reliant Bank were to be unable to comply with such requirements.

Interest rate movements, inflation, and other economic factors can negatively impact our mortgage banking business.

Our mortgage banking business is subject to and affected by the risks generally incident to the broader mortgage banking business, including interest rate levels and the impact of government regulation on mortgage loan originations and servicing. Our mortgage banking business also is affected by interest rate fluctuations. During periods of higher and rising interest rates, the demand for mortgage loans and the level of refinancing activity generally tends to decline, which can lead to reduced loan volumes and lower revenues, which could negatively impact our earnings. Increases in interest rates may have a material adverse effect on our mortgage banking revenue and profitability. Our mortgage loan operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, we could experience a material adverse effect with respect to sales of mortgage loans and the profitability of our mortgage banking business.

If the underwriting quality of our mortgage loan originations is found to be deficient, our profitability could decrease and we may incur losses.

We provide several different loan products to our customers to finance the purchases of their homes. We sell a large number of the mortgage loans we originate into the secondary mortgage market, and those loans are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investors or indemnify the investors for any losses incurred. This may result in losses that could have a material adverse effect on our profitability and results of operations.

Reliant Bank could incur significant costs and expenses related to Reliant Mortgage Ventures, LLC, and these costs and expenses could have a material adverse effect on our business, financial condition, and results of operations.

Reliant Bank is a member in Reliant Mortgage Ventures, LLC (“RMV”), a Tennessee limited liability company organized in 2011. RMV provides mortgage banking services to bank customers. Reliant Bank holds 51% of the governance rights in RMV and 30% of the financial rights in RMV. VHC Fund 1, LLC (“VHC”) is the other member of RMV and holds 49% of the governance rights in RMV and 70% of the financial rights in RMV. Under the terms of the RMV operating agreement, VHC is required to fund RMV’s losses via additional capital contributions to RMV. RMV incurred a net loss of $3.58 million for the year ended December 31, 2018, and has incurred cumulative net losses of $8.06 million since inception. Also, per the terms of the RMV operating agreement, VHC is to receive all distributions of cash flow from RMV until such time as VHC has recovered its capital contributions to RMV. After the return to VHC of its capital contributions, VHC is to receive 70% of RMV cash flow distributions and Reliant Bank is to receive 30% of RMV cash flow distributions. There can be no assurance that RMV will ever generate sufficient income to return to VHC its aggregate capital contributions or that Reliant Bank will ever receive cash flow distributions from RMV.

To date, VHC has not failed to make a required contribution of additional capital to RMV to cover losses incurred by the company. In the event VHC fails to make a required contribution of additional capital to cover losses of RMV, Reliant Bank has the right to cause the dissolution of RMV. However, in such event, Reliant Bank could also be required to fund losses of RMV not funded by VHC, which losses could be significant. Additionally, in the event Reliant Bank were to cause the dissolution of RMV, there would be costs and expenses associated with dissolving RMV and winding up the company’s operations or integrating them with those of Reliant Bank, and those costs and expenses could be significant. Accordingly, VHC’s failure to make a required contribution of additional capital to cover losses of RMV and/or Reliant Bank’s decision to cause the dissolution of RMV in the event of such a failure could have a material adverse effect on our business, financial condition, and results of operations.

Laws and regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements relating to security breach notification, and we could be negatively impacted by them. For example, we are subject to the Gramm-Leach-Bliley Act (“GLBA”) and related implementing regulations and guidance. Among other things, GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches.

Moreover, various United States federal agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of required individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements not only apply to us but also apply broadly to our partners that accept payments from our customers. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.

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

We maintain an enterprise-wide program designed to enable us to comply with applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our policies, procedures, processes and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

Reliant Bancorp’s historical operating results may not be indicative of its future operating results.

Reliant Bancorp may not be able to sustain its historical rate of growth, and, consequently, Reliant Bancorp’s historical results of operations will not necessarily be indicative of its future results of operations. Various factors, such as economic conditions, political, regulatory and legislative initiatives and considerations, and competition, may impede Reliant Bancorp’s ability to expand its market presence. If Reliant Bancorp experiences a significant decrease in its historical rate of growth, Reliant Bancorp’s results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

Reliant Bancorp may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our bank to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized on or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

Reliant Bancorp’s ability to pay cash dividends is limited, and Reliant Bancorp may be unable to pay future dividends even if it desires to do so.

Even though our board of directors has approved the payment of cash dividends on Reliant Bancorp’s common stock in recent years, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of Reliant Bancorp’s board of directors and will depend on a number of factors. Reliant Bancorp’s principal source of funds used to pay cash dividends on its common stock will be dividends that Reliant Bancorp receives from Reliant Bank. Although Reliant Bank’s asset quality, earnings performance, liquidity, and capital requirements will be taken into account before Reliant Bancorp declares or pays any future dividends on its common stock, our board of directors will also consider our liquidity and capital requirements, and our board of directors could determine to declare and pay dividends without relying on dividend payments from Reliant Bank.
Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Reliant Bank may declare and pay to Reliant Bancorp. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that became fully phased in beginning January 1, 2019.
In addition, the terms of the subordinated debentures Reliant Bancorp assumed in connection with our acquisition of Community First prohibit us from paying dividends on our common stock at times when we are not current with our payment obligations under the subordinated debentures. Reliant Bancorp may also from time to time enter into other contractual arrangements, including borrowing relationships with other financial institutions, that could limit the ability of Reliant Bancorp to pay dividends on its common stock in the future.

Reliant Bancorp’s stock price may fluctuate, which could result in losses to investors and litigation against Reliant Bancorp.

Reliant Bancorp’s common stock is listed on The Nasdaq Stock Market LLC. A number of factors could cause Reliant Bancorp’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Reliant Bancorp’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking laws, rules or regulations, and other matters related to the financial services industry. Reliant Bancorp’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Reliant Bancorp’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Reliant Bancorp’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities. Reliant Bancorp could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Reliant Bancorp’s normal business.

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

Reliant Bancorp may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen its capital position. Reliant Bancorp’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and Reliant Bancorp’s financial performance and condition. Reliant Bancorp cannot provide assurance that such financing will be available to Reliant Bancorp on acceptable terms or at all, or if Reliant Bancorp does raise additional capital that it will not be dilutive to existing shareholders.

If Reliant Bancorp determines, for any reason, that it needs to raise capital, Reliant Bancorp’s board of directors generally has the authority, without action by or vote of Reliant Bancorp's shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity based incentives under or outside of Reliant Bancorp’s equity compensation plans, subject to certain Nasdaq rules. Additionally, Reliant Bancorp is not restricted from issuing additional common stock or preferred stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Reliant Bancorp’s common stock could decline as a result of sales by Reliant Bancorp of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Reliant Bancorp issues preferred stock that has a preference over its common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Reliant Bancorp issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of Reliant Bancorp’s common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of Reliant Bancorp’s shareholders and may dilute the book value per share of its common stock. Shares that Reliant Bancorp issues in connection with any such offering will increase the total number of shares outstanding and may dilute the economic and voting ownership interest of Reliant Bancorp’s existing shareholders.

A failure in or breach of Reliant Bancorp’s or Reliant Bank’s computer or information technology systems or networks, or those of third parties, could disrupt our businesses and adversely impact our financial condition and results of operations, as well as cause us reputational harm.
The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with and reliance on third parties, is not limited to our own internal operating functions. Our computer and information technology systems and networks, as well as those of third parties, are integral to our business and performance. We rely on our employees and third parties in the course of our day-to-day operations, any of whom may, as a result of human error, misconduct, malfeasance, or a failure or breach of systems or networks, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions in or to our computer or information technology systems or networks or those of third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup, or other operating or security systems, or those of third parties with whom we interact or upon whom we rely, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our or such third parties’ control, which could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; newly identified vulnerabilities in key hardware or software; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. In the event that backup systems are utilized, these systems may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could materially and adversely impact our business, financial condition, and results of operations, as well as cause us reputational harm.
A cyber-attack, information or security breach, or technology failure, on our part or that of a third party, could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential or proprietary information, or adversely impact our business, financial condition, and results of operations, as well as cause us reputational harm.
Our business is highly dependent on the security and integrity of our computer and information technology systems and networks, as well as those of third parties with whom we interact or on whom we rely. Our business is dependent on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and information technology systems and networks, and in the computer and information technology systems and networks of third parties. In addition, to access our networks, products, and services, our customers and other third parties may use personal mobile or computing devices that are outside of our network environment and are subject to their own unique cybersecurity risks.
We and our third-party service providers and customers have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denials of service or information, or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, or other information of ours or of our employees or customers or third parties, as well as damages to our and third-party computer and information technology systems and networks and the disruption of our or our customers’ or other third parties’ systems, networks, or business. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and networks and implement controls, processes, policies, and other protective measures, cyber threats are rapidly evolving and we may not be able to anticipate or prevent cyber-attacks or security breaches.
Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. Additionally, the occurrence of cyber-attacks or security breaches involving third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.
Although to date we have not experienced any material losses or other material consequences relating to technology failures, cyber-attacks, or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risks associated with these matters remains heightened because of, among other things, the evolving nature of these threats, our size and scale, our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our continuous transmission of sensitive information to, and storage of such information by, third parties, the outsourcing of some of our business operations, threats of cyber terrorism, and system and customer account updates and conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes, policies, and other protective measures designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority.
We also face indirect technology, cybersecurity, and operational risks relating to the customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges, and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and retailers for whom we process transactions. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interdependence, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, or other information or security breach could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk, or operate or expand our businesses.
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in material losses or have other material adverse consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, could damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of the security of our computer or information technology systems or networks could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information or that of our customers, or damage to our customers’ or other third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, all of which could materially and adversely affect our business, financial condition, and results of operations.

We are subject to certain operational risks, including but not limited to customer or employee fraud.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, we rely heavily upon information supplied by third parties, including information contained in credit applications, property appraisals, title information, valuations and employment and income documentation, in deciding which loans we will originate as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.

Negative public opinion surrounding Reliant Bancorp and the financial institutions industry generally could damage Reliant Bancorp’s reputation and adversely impact its earnings.

Reputation risk, or the risk to Reliant Bancorp’s business, earnings and capital from negative public opinion surrounding Reliant Bancorp or the financial institutions industry generally, is inherent in Reliant Bancorp’s business. Negative public opinion can result from Reliant Bancorp’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Reliant Bancorp’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although Reliant Bancorp takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of Reliant Bancorp’s business.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or Reliant Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price for shares of Reliant Bancorp common stock, and the sale of these shares may significantly dilute existing shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of Community First), which could also dilute existing shareholder ownership.

Holders of our subordinated debentures have rights that are senior to those of our shareholders.

In connection with the Community First acquisition, Reliant Bancorp assumed trust preferred securities and accompanying junior subordinated debentures totaling $23.0 million, of which $10.0 million was owned by Community First prior to the acquisition and assumed by Reliant Bancorp. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Reliant Bancorp, and the accompanying subordinated debentures are senior to shares of Reliant Bancorp’s common stock. As a result, Reliant Bancorp must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of Reliant Bancorp’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Reliant Bancorp’s common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, the main office of both Reliant Bancorp and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee 37027. In addition, as of December 31, 2018, we operated (i) 16 full-service branch offices located in the Tennessee counties of Davidson, Hickman, Hamilton, Maury, Robertson, Rutherford, Sumner, and Williamson and (ii) mortgage production offices in Williamson and Sumner counties.

All of these properties are leased by Reliant Bank except for nine branches in Maury, Hickman, Sumner, Robertson, and Williamson counties. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

ITEM 3. LEGAL PROCEEDINGS

Reliant Bancorp or one or more of its subsidiaries are from time to time parties to ordinary routine legal proceedings in the ordinary course of business. There are currently no material pending legal proceedings to which Reliant Bancorp or any of its subsidiaries is a party or of which any of the property of Reliant Bancorp or any of its subsidiaries is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reliant Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “RBNC.” As of March 7, 2019, there were 2,388 holders of record of Reliant Bancorp common stock. This number does not include shareholders with shares in nominee name held by the Depository Trust Company or its nominee.

Dividends

Reliant Bancorp has paid a quarterly cash dividend on its common stock since the second quarter of 2017. We currently expect that comparable cash dividends will continue to be paid in the future. However, no assurances can be given that any dividends will be declared or paid on Reliant Bancorp’s common stock in the future, or, if declared and paid, the amount or frequency of those dividends. The ability of Reliant Bancorp and Reliant Bank to pay dividends is restricted by certain laws and regulations, and the payment of dividends by Reliant Bancorp and Reliant Bank is within the discretion of their respective boards of directors.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2018, with (i) the Russell 2000 Index and (ii) the SNL Southeast U.S. Bank Index. This comparison assumes $100 was invested on the last trading day of 2013, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2015 to December 31, 2018, was obtained by using the Nasdaq closing prices as of the last trading day of each year. From August 29, 2012 to July 7, 2015, our stock was traded on the over-the-counter market, and closing prices for 2014 have been obtained by using the closing prices reported on the last trading day through the over-the-counter system.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2018.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the quarter ended December 31, 2018.

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

December 31, 2018, 2017, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data, as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, is derived from the audited consolidated financial statements of Reliant Bancorp. The financial data presented for the Company prior to the Legacy Reliant Bank merger in 2015 is derived from the historical financial statements of Reliant Bank.

	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS:
Total interest income	$69,225	$40,158	$36,015	$29,888	$17,215
Total interest expense	15,396	5,671	3,363	2,718	1,629
Net interest income	53,829	34,487	32,652	27,170	15,586
Provision for loan losses	1,035	1,316	968	(270)	(1,500)
Net interest income after
provision for loan losses	52,794	33,171	31,684	27,440	17,806
Noninterest income	9,646	6,010	8,800	12,382	4,608
Noninterest expense	50,561	31,076	30,374	31,569	17,166
Income before income taxes	11,879	8,105	10,110	8,253	4,258
Income tax expense	1,372	1,942	2,213	2,271	1,816
Consolidated net income	10,507	6,163	7,897	5,982	2,712
Noncontrolling interest in net (income) loss of subsidiary	3,578	1,083	1,039	(407)	1,184
Net income attributable to common shareholders	14,085	7,246	8,936	5,575	3,896

PER COMMON SHARE DATA:
Net income attributable to common
shareholders, per share
Basic	$1.24	$0.89	$1.18	$0.88	$0.98
Diluted	1.23	0.88	1.16	0.86	0.96
Book value per common share	18.07	15.51	13.75	13.29	11.13
Tangible book value per common share	13.58	14.11	12.08	11.46	10.84
Dividends per common share	0.33	0.24	0.22	0.20	0.20
Preferred shares outstanding	—	—	—	—	—
Basic weighted average common shares	11,389,122	8,151,492	7,586,993	6,329,316	3,993,206
Diluted weighted average common shares	11,468,789	8,239,301	7,691,493	6,478,952	4,053,804
Common shares outstanding at period end	11,530,810	9,034,439	7,778,309	7,279,620	3,910,191

BALANCE SHEET DATA:
Total assets	1,724,338	1,125,034	911,984	876,404	449,731
Mortgage loans held for sale, net	15,823	45,322	11,831	55,093	26,640
Total loans, net	1,220,184	762,488	657,701	608,747	309,497
Allowance for loan losses	10,892	9,731	9,082	7,823	7,353
Total securities	296,323	220,201	146,813	133,825	77,245
Other real estate, net	1,000	—	—	1,149	1,204
Goodwill and core deposit intangible	51,861	12,684	12,986	13,342	1,110

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

December 31, 2018, 2017, 2016, 2015 AND 2014

(Dollar amounts in thousands except per share amounts)

Total deposits	1,437,903	883,519	763,834	640,008	334,365
Federal Home Loan Bank advances	57,498	96,747	32,287	135,759	63,500
Dividends payable	1,036	542	1,711	1,489	—
Stockholders' equity	208,414	140,137	106,919	96,751	43,516
Average total assets	1,644,360	995,436	885,074	733,651	417,050
Average gross loans, excluding loans held for sale	1,138,946	714,982	640,592	517,148	293,195
Average interest earning assets	1,505,748	939,947	835,337	694,135	401,487
Average deposits	1,337,860	823,088	664,844	543,341	323,466
Average interest bearing deposits	1,118,993	688,680	537,225	459,610	278,363
Average interest bearing liabilities	1,216,265	739,410	648,515	565,234	329,565
Average total shareholders' equity	203,317	117,780	104,216	80,122	41,525

SELECTED FINANCIAL RATIOS:
Return on average assets	0.86%	0.73%	1.01%	0.76%	0.93%
Return on average equity	6.93%	6.15%	8.57%	6.96%	9.38%
Average equity to average total assets	12.36%	11.83%	11.77%	10.92%	9.96%
Dividend payouts	26.61%	26.97%	18.64%	22.73%	20.41%
Net interest margin(1)	3.78%	3.97%	4.15%	4.00%	3.96%
Net interest spread(2)	3.53%	3.81%	4.04%	3.91%	3.88%

CAPITAL RATIOS(4)
Tier 1 leverage	10.38%	11.89%	10.86%	9.92%	9.71%
Common equity tier 1	11.59%	13.90%	13.00%	12.02%	12.19%
Tier 1 risk-based capital	12.44%	13.90%	13.00%	12.02%	12.19%
Total risk-based capital	13.28%	14.97%	14.22%	13.13%	13.45%

ASSET QUALITY RATIOS:
Net charge-offs (recoveries) to average loans	(0.01)%	0.09%	(0.05)%	(0.14)%	(0.11)%
Allowance to period end loans(3)	0.88%	1.26%	1.36%	1.27%	2.32%
Allowance for loan losses to non-performing loans	259.33%	132.74%	105.76%	116.59%	83.40%
Non-performing assets to total assets	0.44%	0.65%	0.94%	0.90%	2.23%

OTHER DATA:
Banking locations	17	8	7	9	4
Loan production offices	2	2	3	8	7
Full-time equivalent employees	263	167	143	226	138

(1) Net interest margin is net interest income divided by total average earning assets.
(2) Net interest spread is the difference between the average yield on interest earning assets and the average yield on interest bearing liabilities.
(3) Period end loans exclude deferred fees and costs.
(4) Capital ratios calculated on consolidated financial statements for the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the year ended December 31, 2018:

•	Acquired Community First, Inc. on January 1, 2018.

•
Net income available to common shareholders totaled $14.1 million, or $1.23 per diluted common share, during the year ending December 31, 2018 compared to $7.2 million, or $0.88 per diluted common share, during the same period in 2017.

•	Return on average assets was 0.86 percent for the year ended December 31, 2018, compared to 0.73 percent for the same period in 2017.

•	Net loan growth of $457.7 million for the year ended December 31, 2018.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.44 percent.

In the following sections the term “Reliant Bancorp” means “Reliant Bancorp, Inc.” and the term “Bank” means “Reliant Bank”. The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Form 10-K. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First Trups Holding Company, which is wholly owned by Reliant Bancorp (“TRUPS”), Reliant Investment Holdings, LLC ("Holdings"), which is 100% wholly owned by the Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights (Reliant Bancorp, the Bank, Holdings, TRUPS, and RMV are collectively referred to herein as the “Company”). As described in the notes to our annual consolidated financial statements, RMV is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform to U.S. GAAP and to general practices in the banking industry.

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of the mortgage venture’s net losses. As of December 31, 2018, the cumulative losses to date totaled $8,058. RMV will have to generate net income of this amount before the Company will participate in future earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Merger Between Reliant Bancorp, Inc. and Community First, Inc.
On December 15, 2017, the shareholders of Reliant Bancorp approved Reliant Bancorp's issuance of common stock to shareholders of Community First, Inc. ("Community First") in connection with the merger of Reliant Bancorp and Community First, which merger became effective on January 1, 2018 (the "Merger”). Outstanding shares of Community First common stock, including restricted shares issued as equity incentive awards, were converted into the right to receive 0.481 shares of Reliant Bancorp common stock for each shares of Community First common stock. After the Merger was completed, legacy Reliant Bancorp’s shareholders owned approximately 78.9% of the common stock of the combined company, and legacy Community First’s shareholders owned approximately 21.1% of the common stock of the combined company.
The assets and liabilities of Community First as of the effective date of the Merger were recorded at their respective estimated fair values and added to those of the Company. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Community First was allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.
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

Earnings

Net income attributable to shareholders amounted to $14,085, or $1.24 per basic share, for the year ended December 31, 2018, compared to $7,246, or $0.89 per basic share, for the same period in 2017 and $8,936 or $1.18 per basic share for the same period in 2016. Diluted net income attributable to shareholders per share was $1.23, $0.88 and $1.16 per diluted share for the years ended December 31, 2018, 2017, and 2016, respectively. The largest component of the increase from the year ended December 31, 2017 to the year ended December 31, 2018 includes a 56.1% increase in net interest income due to the merger with Community First compared to the same period in 2017. The largest component of the decrease from the year ended December 31, 2016 to the year ended December 31, 2017 includes the merger expenses of $1.4 million compared to none in the same period in 2016.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

Average Balances – Yields and Rates

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense
Interest earning assets
Loans	$1,138,946	4.99	$55,496	$714,982	4.59	$32,164	$640,592	4.78	$29,950
Loan fees	—	0.25	2,855	—	0.28	2,012	—	0.31	1,955
Loans with fees	1,138,946	5.24	58,351	714,982	4.87	34,176	640,592	5.09	31,905
Mortgage loans held for sale	24,882	5.14	1,278	19,016	4.56	868	21,064	3.67	773
Deposits with banks	34,504	1.37	471	15,177	0.71	107	20,240	0.35	70
Investment securities - taxable	70,170	2.62	1,836	31,557	2.19	691	40,463	1.79	724
Investment securities - tax-exempt	225,592	3.72	6,605	151,446	4.01	3,904	105,536	3.39	2,211
Fed funds sold and other	11,654	5.87	684	7,769	5.30	412	7,442	4.46	332
Total earning assets	1,505,748	4.80	69,225	939,947	4.58	40,158	835,337	4.56	36,015
Nonearning assets	138,612			55,489			49,737
Total assets	$1,644,360			$995,436			$885,074

Interest bearing liabilities
Interest bearing demand	$146,717	0.25	366	$84,171	0.21	173	$88,775	0.21	182
Savings and money market	349,986	0.74	2,589	196,939	0.38	748	186,473	0.34	632
Time deposits - retail	531,780	1.55	8,264	319,456	0.98	3,126	159,351	0.70	1,116
Time deposits - wholesale	90,510	1.77	1,598	88,114	1.10	969	102,626	0.70	719
Total interest bearing deposits	1,118,993	1.15	12,817	688,680	0.73	5,016	537,225	0.49	2,649
Federal Home Loan Bank advances	85,706	2.16	1,855	50,730	1.29	655	111,290	0.64	714
Subordinated debt	11,566	6.26	724	—	—	—	—	—	—
Total borrowed funds	97,272	2.65	2,579	50,730	1.29	655	111,290	0.64	714
Total interest-bearing liabilities	1,216,265	1.27	15,396	739,410	0.77	5,671	648,515	0.52	3,363
Net interest rate spread (%) / Net interest income ($)		3.53	53,829		3.81	34,487		4.04	32,652
Non-interest bearing deposits	218,867	(0.20)		134,408	(0.11)		127,619	(0.09)
Other non-interest bearing liabilities	5,911			3,838			4,724
Stockholder's equity	$203,317			$117,780			$104,216
Total liabilities and stockholders' equity	1,644,360			995,436			885,074
Cost of funds		1.07			0.66			0.43
Net interest margin		3.78			3.97			4.15

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

Analysis of Changes in Interest Income and Expense

	Change for Year Ended December 31, 2018 to 2017			Change for Year Ended December 31, 2017 to 2016
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$20,342	$2,990	$23,332	$3,463	$(1,249)	$2,214
Loan fees	843	—	843	57	—	57
Loans with fees	21,185	2,990	24,175	3,520	(1,249)	2,271
Mortgage loans held for sale	290	120	410	(80)	175	95
Deposits with banks	210	154	364	(22)	59	37
Investment securities - taxable	986	159	1,145	(177)	144	(33)
Investment securities - tax-exempt	3,119	(418)	2,701	1,186	507	1,693
Fed funds sold and other	224	48	272	15	65	80
Total earning assets	26,014	3,053	29,067	4,442	(299)	4,143

Interest bearing liabilities
Interest bearing demand	153	40	193	(9)	—	(9)
Savings and money market	830	1,011	1,841	38	78	116
Time deposits - retail	2,740	2,398	5,138	1,438	572	2,010
Time deposits - wholesale	27	602	629	(114)	364	250
Total interest bearing deposits	3,750	4,051	7,801	1,353	1,014	2,367
Federal Home Loan Bank advances	607	593	1,200	(526)	467	(59)
Subordinated debt	—	724	724	—	—	—
Total borrowed funds	607	1,317	1,924	(526)	467	(59)
Total interest-bearing liabilities	$4,357	$5,368	$9,725	$827	$1,481	$2,308
Net interest rate spread (%) / Net interest income ($)	$21,657	$(2,315)	$19,342	$3,615	$(1,780)	$1,835

Analysis—For the year ended December 31, 2018, we recorded net interest income of approximately $53.8 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.78%. For the year ended December 31, 2017, we recorded net interest income of approximately $34.5 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.97%. For the year ended December 31, 2016, we recorded net interest income of approximately $32.7 million, which resulted in a net interest margin of 4.15%. For the years ended December 31, 2018, 2017, and 2016, our net interest spread was 3.53%, 3.81% and 4.04%, respectively. During the year ended December 31, 2018, a contributing factor to the increase in our net interest income was the merger with Community First.

Our year-over-year average loan volume increased by approximately 59.3% from 2017 to 2018 and 11.6% from 2016 to 2017. Our combined loan and loan fee yield increased from 4.87% to 5.24% for 2018 compared to 2017, respectively, and decreased from 5.09% to 4.87% for 2017 compared to 2016, respectively.

Our tax equivalent yield on tax-exempt investments decreased to 3.72% for the year ended December 31, 2018 from 4.01% for the year ended December 31, 2017 and increased from 3.39% for the year ended December 31, 2016. This decrease when compared to 2017 was driven by the change in the federal tax rate. Our year-over-year average tax-exempt investment volume increased by approximately 49.0% for the year ended December 31, 2018 compared to the same period in 2017 and increased 43.5% for the year ended December 31, 2017 when compared to the same period in 2016. Our year-over-year average taxable securities volume increased by 122.4% for the year ended December 31, 2018 compared to the same period in 2017 and decreased by 22.0% for the year ended December 31, 2017 when compared to the same period in 2016. During the first quarter of 2018, we completed a planned investment securities restructuring that began in the fourth quarter of 2017. As part of the restructuring, we sold $60.0 million of legacy Community First mortgage backed securities and purchased $79.0 million of investment grade securities including a combination of municipals, SBA floating securities, and collateralized mortgage obligations. No material changes to our investment portfolio were made during the fourth quarter of 2018.

Our cost of funds increased from 0.66% to 1.07% for 2018 compared to the same period in 2017 and from 0.43% to 0.66% for 2017 compared to the same period in 2016. Our cost of interest-bearing liabilities increased from 0.77% at December 31, 2017 to 1.27% at December 31, 2018 and from 0.52% at December 31, 2016 to 0.77% at December 31, 2017. All categories of interest-bearing liabilities contributed to the increase in our cost of funds due to rate increases by the Federal Reserve. Some of the significant increases included changes of 87 basis points, 67 basis points, 57 basis points, and 36 basis points in FHLB advances, time deposits - wholesale, time deposits - retail, and savings and money market, respectively. Additionally, we assumed subordinated debt as part of the merger with Community First, Inc., with a cost of 6.26%. Due to the merger, we also experienced a 62.8% increase in our average non-interest bearing deposits from the year ended December 31, 2017 when compared to the year ended December 31, 2018. Our non-interest bearing deposits decreased our cost of funds by 20 basis points for the year ended December 31, 2018 compared to 11 basis points and 9 basis points for years ended December 31, 2017 and 2016, respectively.

Our balance sheet has some components that will benefit from rising interest rates, including variable rate loans at 37% of our portfolio, some variable rate investment securities and interest rate swaps.  Conversely our interest bearing liabilities are negatively impacted with rising interest rates. Our wholesale fundings are particularly sensitive to changes in interest rates mainly due to their short term nature. We added $30 million of pay-fixed receive-variable interest rate swaps in each of the second and third quarters of 2018. We are always looking for opportunities to increase our non-interest bearing and lower cost deposits and have seen some success with a stronger focus on low cost deposits in all of our sales incentive plans.  Additionally, we anticipate continued growth in our deposits from our new branches in Murfreesboro and Chattanooga, as well as deposit growth as our treasury management services grow. These efforts will continue as well as continuing to evaluate the benefits of fixing a greater portion of our funding costs through interest rate swaps.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2018. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision for loan losses of $1,035, $1,316, and $968 for the years ended December 31, 2018, 2017, and 2016, respectively. Our provision decrease in 2018 was due to the continued improvement of credit-quality factors in our loan portfolio, continued recoveries and low charge-offs. Our provision increase in 2017 was primarily the result of loan growth that we have experienced.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	Year Ended		Dollar Increase (Decrease)	Percent Increase (Decrease)		Dollar Increase (Decrease)	Percent Increase (Decrease)
	December 31,				December 31,
	2018	2017			2016
Non-Interest Income
Service charges and fees	$3,419	$1,251	$2,168	173.3%	$1,239	$12	1.0%
Securities gains, net	43	59	(16)	(27.1)%	36	23	63.9%
Gains on mortgage loans sold, net	4,418	3,675	743	20.2%	6,317	(2,642)	(41.8)%
Gain on sale of other real estate	259	27	232	859.3%	301	(274)	(91.0)%
Gain (loss) on disposal of premises and equipment	13	(52)	65	125.0%	—	(52)	(100.0)%
Other noninterest income:
Bank-owned life insurance	1,185	836	349	41.7%	750	86	11.5%
Brokerage revenue	99	116	(17)	(14.7)%	89	27	30.3%
Miscellaneous noninterest income	210	98	112	114.3%	68	30	44.1%
Total other non-interest income	1,494	1,050	444	42.3%	907	143	15.8%
Total non-interest income	$9,646	$6,010	$3,636	60.5%	$8,800	$(2,790)	(31.7)%

The most significant reason for the increase during the year ended December 31, 2018 when compared to the same period in 2017, related to the increase in service charges, mainly due to the increased deposits from the merger with Community First, Inc. The decrease for the year ended December 31, 2017 when compared to the same period in 2016 was primarily due to the decline in gains on mortgage loans sold, net. Following is a description of certain components of non-interest income and other reasons for fluctuations during the year ended December 31, 2018 compared to the same period in 2017 and the year ended December 31, 2017 compared to the same period in 2016.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing to help attract and retain customers.

Securities gains and losses will fluctuate from period to period and are often attributable to various balance sheet risk strategies. During the year ended December 31, 2018, the Company sold securities classified as available for available for sale totaling $100,737 and recognized a gain of $43. During the year ended December 31, 2017, the Company sold securities classified as available for sale totaling $18,688 and recognized a net gain of $59. During the year ended December 31, 2016, the Company sold securities classified as available for sale and held to maturity totaling $31,782 and recognized a net gain of $36.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated throughout the U.S. and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate as the rate environment changes and as changes occur to our mortgage operations. Gains on mortgage loans sold, net, amounted to $4,418, $3,675 and $6,317, for the years ended December 31, 2018, 2017, and 2016, respectively. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. We completed the transition of a majority of our out-of-market mortgage loan production offices during the quarter ended June 30, 2016 to better focus our marketing and other resources in our core Middle Tennessee markets. The decline in gains on mortgage loans sold during year ended December 31, 2018 and 2017 when compared to 2016 was directly attributable to the transition. We did notice an increase in gains on mortgage loans sold during 2018 and the second half of 2017 was influenced by our first-lien HELOC program.

During the years ended December 31, 2018, 2017, and 2016, we recognized gains of $259, $27, and $301, respectively on sales of other real estate and on the recognition of a previously deferred gains from the payoffs of loans.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $1,185, $836, and $750 for the years ended December 31, 2018, 2017, and 2016, respectively. Primarily, the increases in earnings on these bank-owned life insurance policies resulted from an additional $10.7 million which was acquired in the Merger, and an additional $4.0 million of bank-owned life insurance which was purchased with terms similar to our existing policies during 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Non-Interest Expense

The following is a summary of our non-interest expense for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	Year Ended		Dollar Increase (Decrease)	Percent Increase (Decrease)	Year Ended	Dollar Increase (Decrease)	Percent Increase (Decrease)
	December 31,				December 31,
	2018	2017			2016
Non-Interest Expense
Salaries and employee benefits	$27,510	$18,432	$9,078	49.3%	$18,256	$176	1.0%
Occupancy	4,949	3,353	1,596	47.6%	3,174	179	5.6%
Information technology	5,333	2,715	2,618	96.4%	2,486	229	9.2%
Advertising and public relations	600	264	336	127.3%	702	(438)	(62.4)%
Audit, legal and consulting	2,976	1,508	1,468	97.3%	1,287	221	17.2%
Federal deposit insurance	793	399	394	98.7%	438	(39)	(8.9)%
Provision for losses on other real estate	—	—	—	—%	70	(70)	(100.0)%
Merger expenses	2,774	1,426	1,348	94.5%	—	1,426	100.0%
Other operating	5,626	2,979	2,647	88.9%	3,961	(982)	(24.8)%
Total non-interest expense	$50,561	$31,076	$19,485	62.7%	$30,374	$702	2.3%

The most significant reason for the changes during the years ended December 31, 2018 and 2017 relate to the Merger between Reliant Bancorp Inc. and Community First Inc. that was effective January 1, 2018 which lead to increased operating cost as well as one time merger expenses. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the years ended December 31, 2018, 2017, and 2016.

Salaries and employee benefits increased significantly for the year ended December 31, 2018 compared to the same period in 2017 and increased slightly for the year ended December 31, 2017 compared to the same period in 2016. The primary reason for the change during the year ended December 31, 2018 was the Merger as well as the staffing of the new branches in Murfreesboro and Chattanooga. The primary reason for the change during the year ended December 31, 2017 compared to the same period in 2016 was attributable to the staffing of the Green Hills branch, the Chattanooga loan and deposit production office, and other strategic hires.

Certain of our facilities are leased while there are others that we own. Occupancy costs increased during the year ended December 31, 2018 compared to the same period in 2017 mainly due to the Merger but also due to the depreciation for the new corporate office and the new branches in Murfreesboro and Chatanooga. Occupancy costs also increased during the year ended December 31, 2017 when compared to the same period in 2016. This increase is due to the depreciation for the Green Hills location, Chattanooga loan production office and deposit production office, and Mortgage office in Brentwood. Additionally, the Chattanooga location and the Mortgage office in Brentwood were both new leases in 2017.

Information technology costs increased for the year ended December 31, 2018 and December 31, 2017 when comparing to the comparable periods in 2017 and 2016. This increase is mainly attributable to the Merger, increased IT support, and equipment costs associated with increased head counts (mainly due to the Merger), and to projects implemented in 2018 (credit workflow and enhanced IT security, as well as projects implemented in 2017.

Advertising and public relations costs increased $336 when comparing the year ended December 31, 2018 to the similar period in 2017. The increase was substantially attributable to the Merger and the opening of our new retail locations in Murfreesboro and Chattanooga . Advertising and public relations costs decreased when comparing the year ended December 31, 2017 to the similar period in 2016. The decrease was substantially attributable to a decline in our direct-mail, online, and print advertising and related professional consultation expenditures. The decrease was partially offset by a marketing campaign to increase core deposits.

Audit, legal and consulting costs increased $1,468 when comparing the year ended December 31, 2018 compared to the similar period in 2017. This increase is mainly attributable to the increase in legal fees and consulting fees incurred in connection with our mortgage venture. The increase from 2016 to 2017 of $221 was also attributable to the increase in legal fees and consulting fees incurred in connection with our mortgage venture.

Our FDIC expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased $394 for year ended December 31, 2018, compared to the same period in 2017 and decreased $39 for the year ended December 31, 2017 compared to the same period in 2016. This increase in 2018 was attributable to the increase in average liabilities mainly driven by the Merger. This decrease in 2017 is primarily the result of a reduction in the applicable rate which was partially offset by the increase in average liabilities.

We recorded a provision for losses on other real estate of $70 during the year ended December 31, 2016 compared to none in 2018 and 2017. The provision recorded for 2016 related to a property held in our other real estate portfolio.

Other operating expenses increased by $2,647 for the year ended December 31, 2018 compared to the same period in 2017 due to increased operating cost related to the Merger and roughly $1,000 related to our mortgage venture. Other operating expenses decreased by $982 for the year ended December 31, 2017 compared to the same period in 2016 due to decreases in loan-related expenses such as processing costs relating to our mortgage operations as volume decreased and our transitioning of several of our out-of-market mortgage offices to another bank, and the reversal of the lower of cost or market adjustment for loans held for sale during 2017.

Income Taxes

During the years ended December 31, 2018, 2017, and 2016 we recorded income tax expense of $1,372, $1,942, and $2,213, respectively. The Company files separate Federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for Federal purposes.

Our income tax expense for the year ended December 31, 2018, reflects an effective income tax rate of 10.25% (exclusive of a tax benefit from our mortgage banking operations of $236 on pre-tax loss of $3,814) compared to 21.70% (exclusive of a tax benefit from our mortgage banking operations of $66 on pre-tax loss of $1,149 and inclusive of tax expense $620 related to the revaluation of our deferred tax asset based on the change in the tax law) for the comparable period of 2017. During the years ended December 31, 2018, 2017, and 2016, the Company recognized excess tax benefits of $110, $184, and $478 related to the exercise of stock options and vesting of restricted shares, respectively, thereby reducing our effective tax rate. The Company recognized tax credits of $1,268, $650, and $650 for the years ended December 31, 2018, 2017, and 2016 due to interest-free loan agreements entered into by the Bank. Our income tax expense was also positively affected by our increase in income earned on tax-exempt securities in 2018, 2017, and 2016, and in 2018 our investment subsidiary formed in the fourth quarter. Our effective tax rate represents our blended federal and state rate of 26.135% for 2018 and 38.29% for 2017 and 2016 reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.  The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary

Our noncontrolling interest in net income (loss) of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the noncontrolling member receives 70% of the profits of the mortgage venture, and the Bank receives 30% of the profits. The noncontrolling member is responsible for 100% of the mortgage venture’s net losses. During the year ended December 31, 2016, the Company transitioned most of its out-of-market mortgage offices to another bank. The venture incurred a net loss of $3,578 for the year ended December 31, 2018, net loss of $1,083 for the year ended December 31, 2017, and a net loss of $1,039 for the year ended December 31, 2016. The net loss for the year ended December 31, 2018, results in a cumulative net loss from the venture of $8,058. These amounts are included in our consolidated results. See Note 20 for segment reporting in the consolidated financial statements included elsewhere herein.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Return on assets	0.86%	0.73%	1.01%
(Net income divided by average total assets)
Return on equity	6.93%	6.15%	8.57%
(Net income divided by average equity)
Dividend payout ratio	26.61%	26.97%	18.64%
(Dividends declared per share divided by net income per share)

Equity to assets ratio	12.36%	11.83%	11.77%
(Average equity divided by average total assets)
Leverage capital ratio - Bank	10.17%	11.68%	10.75%
(Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2018 excluding the net unrealized gain on available-for-sale securities which is shown as an increase in shareholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital
Shareholders' equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intagible assets, and disallowed servicing assets	$165,308
Tier 2 capital
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	11,317

Total risk-based capital	$176,625

Risk-weighted assets, gross	$1,356,173
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$1,356,173

Risk-based capital ratios:
Tier 1 risk-based capital ratio	12.19%

Total risk-based capital ratio	13.02%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 9.25%. At December 31, 2018, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets were $1,724,338 at December 31, 2018 and $1,125,034 at December 31, 2017. Our assets increased by 53.3% from December 31, 2017 to December 31, 2018. The increase in assets from December 31, 2017 to December 31, 2018, was substantially attributable to the Merger which lead to an increase in net loans of approximately $457.7 million, discussed further below; a net increase in our securities portfolio of $76.1 million, discussed further below; an increase of $32.2 million in goodwill; an increase of $14.5 million in cash and cash equivalents; an increase of $12.2 million in premises and equipment, net; and an increase of $11.9 million in bank-owned life insurance. These increases were offset by a decrease in mortgage loans held for sale of $29.5 million. The Company’s total liabilities were $1,515,924 at December 31, 2018 and $984,897 at December 31, 2017, an increase of 53.9%. The increase in total liabilities from December 31, 2017 to December 31, 2018, was substantially attributable to the Merger with an increase in total deposits of $554.4 million and an increase of $11.6 million in subordinated debt and somewhat offset by a decrease of $39.2 million in Federal Home Loan Bank advances. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed, the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth as the local market has continued to improve. Total loans, net, at December 31, 2018, and December 31, 2017, were $1,220,184 and $762,488, respectively. This represented an increase of 60.0% from December 31, 2017 to December 31, 2018.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (“PCI”) loans).

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$213,850	17.4%	$138,706	18.0%	$134,404	20.1%
Real Estate:
1-4 Family Residential	225,863	18.3%	111,932	14.4%	113,031	16.9%
1-4 Family HELOC	88,112	7.2%	72,017	9.3%	57,460	8.6%
Multifamily and Commercial	447,840	36.4%	261,044	33.8%	215,639	32.3%
Construction, Land Development and Farmland	220,801	17.9%	156,452	20.3%	115,889	17.4%
Consumer	20,495	1.7%	17,605	2.3%	17,240	2.6%
Other	14,106	1.1%	14,694	1.9%	13,745	2.1%
	1,231,067	100.0%	772,450	100.0%	667,408	100.0%
Less:
Deferred loan fees (cost)	(9)		231		625
Allowance for possible loan losses	10,892		9,731		9,082

Loans, net	$1,220,184		$762,488		$657,701

	As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$143,770	23.3%	$80,817	25.5%
Real Estate:
1-4 Family Residential	110,736	18.0%	41,297	13.0%
1-4 Family HELOC	49,665	8.0%	33,108	10.4%
Multifamily and Commercial	202,736	32.8%	112,805	35.6%
Construction, Land Development and Farmland	89,763	14.5%	37,127	11.7%
Consumer	15,271	2.5%	11,771	3.7%
Other	5,556	0.9%	300	0.1%
	617,497	100.0%	317,225	100.0%
Less:
Deferred loan fees (cost)	927		375
Allowance for possible loan losses	7,823		7,353

Loans, net	$608,747		$309,497

The table below provides a summary of PCI loans as of December 31, 2018, and December 31, 2017:

	December 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$63	$298
Real Estate:
1-4 Family Residential	324	47
1-4 Family HELOC	—	—
Multifamily and Commercial	233	1,217
Construction, Land Development and Farmland	1,958	1,508
Consumer	18	—
Other	—	—
Total gross PCI loans	2,596	3,070
Less:
Remaining purchase discount	300	156
Allowance for possible loan losses	—	4

Loans, net	$2,296	$2,910

Commercial loans above consist of commercial and industrial loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases or other expansionary projects. Commercial loans of $213,850 at December 31, 2018, increased 54.2% compared to $138,706 as of December 31, 2017. Agricultural loans represent 5.8% of the total commercial, industrial and agricultural portfolio, and 1.0% of gross loans at December 31, 2018.

Real estate loans comprised 79.8% of the loan portfolio at December 31, 2018. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 70.7% from December 31, 2017 to December 31, 2018. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $447,840 at December 31, 2017, increased 71.6% compared to $261,044 as of December 31, 2017. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased 41.1% from December 31, 2017 to December 31, 2018, based on a strong local economy and the Merger.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small but growing amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced an increase from December 31, 2017 to December 31, 2018, of 16.4%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a 4.0% decrease from December 31, 2017 to December 31, 2018.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2018, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, Industrial and Agricultural	$60,734	$122,597	$30,519	$213,850
Real Estate:
1-4 Family Residential	28,189	98,693	98,981	225,863
1-4 Family HELOC	4,154	15,452	68,506	88,112
Multifamily and Commercial	27,029	208,476	212,335	447,840
Construction, Land Development and Farmland	94,551	79,491	46,759	220,801
Consumer	11,626	8,586	283	20,495
Other	3,134	1,740	9,232	14,106
Total	$229,417	$535,035	$466,615	$1,231,067

Fixed interest rate	$91,374	$450,380	$249,110	$790,864
Variable interest rate	138,043	84,655	217,505	440,203
Total	$229,417	$535,035	$466,615	$1,231,067

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

At December 31, 2018, the allowance for loan losses was $10,892 compared to $9,731 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.88% at December 31, 2018 and 1.26% at December 31, 2016. The allowance was adjusted upward from December 31, 2017 to December 31, 2018. This increase in our allowance for loan losses is directly attributable to our loan growth. Charge-off and general economic activity has continued to improve for our area and our customers.
The following table sets forth the activity in the allowance for loan losses for the years presented.

Analysis of Changes in Allowance for Loan Losses

	2018	2017	2016	2015	2014
Beginning Balance, January 1	$9,731	$9,082	$7,823	$7,353	$8,530
Loans charged off:
Commercial, Industrial and Agricultural	(381)	(976)	(84)	—	(9)
Real Estate:
1-4 Family Residential	(36)	(14)	(25)	—	—
1-4 Family HELOC	(6)	—	—	(6)	—
Multifamily and Commercial	(76)	—	—	—	—
Construction, Land Development and Farmland	(215)	(45)	—	—	—
Consumer	(26)	(36)	—	(35)	(120)
Other	(47)	—	(36)	—	(11)
Total loans charged off	(787)	(1,071)	(145)	(41)	(140)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	590	378	323	346	178
Real estate:
1-4 Family Residential	12	—	66	15	100
1-4 Family HELOC	10	19	11	25	25
Multifamily and Commercial	221	—	18	388	49
Construction, Land Development and Farmland	44	5	6	7	111
Consumer	34	2	12	—	—
Other	2	—	—	—	—
Total loan recoveries	913	404	436	781	463
Net recoveries (charge-offs)	126	(667)	291	740	323
Provision for loan losses	1,035	1,316	968	(270)	(1,500)
Total allowance at end of period	$10,892	$9,731	$9,082	$7,823	$7,353
Gross loans at end of period (1)	$1,231,067	$772,450	$667,408	$617,497	$317,225
Average gross loans (1)	$1,138,946	$714,982	$640,592	$517,148	$293,195
Allowance to total loans	0.88%	1.26%	1.36%	1.27%	2.32%
Net charge-offs (recoveries) to average loans (annualized)	(0.01)%	0.09%	(0.05)%	(0.14)%	(0.11)%
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

	December 31, 2018			December 31, 2017			December 31, 2016
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$1,751	16.1%	17.4%	$2,538	26.1%	18.0%	$2,432	26.8%	20.1%
Real Estate:
1-4 Family Residential	1,333	12.2%	18.3%	773	7.9%	14.4%	1,178	13.0%	16.9%
1-4 Family HELOC	656	6.0%	7.2%	595	6.1%	9.3%	704	7.8%	8.6%
Multifamily and Commercial	4,429	40.6%	36.4%	3,166	32.6%	33.8%	2,737	30.1%	32.3%
Construction, Land Development and Farmland	2,500	23.0%	17.9%	2,434	25.0%	20.3%	1,786	19.7%	17.4%
Consumer	184	1.7%	1.7%	183	1.9%	2.3%	208	2.3%	2.6%
Other	39	0.4%	1.1%	42	0.4%	1.9%	37	0.3%	2.1%
Unallocated	—	—%	—%	—	—%	—%	—	—%	—%
	$10,892	100.0%	100.0%	$9,731	100.0%	100.0%	$9,082	100.0%	100.0%

	December 31, 2015			December 31, 2014
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,198	28.1%	23.3%	$2,184	29.7%	25.5%
Real Estate:
1-4 Family Residential	1,214	15.5%	18.0%	642	8.7%	13.0%
1-4 Family HELOC	699	8.9%	8.0%	854	11.6%	10.4%
Multifamily and Commercial	2,591	33.1%	32.8%	2,070	28.2%	35.6%
Construction, Land Development and Farmland	894	11.4%	14.5%	742	10.1%	11.7%
Consumer	192	2.5%	2.5%	181	2.5%	3.7%
Other	35	0.5%	0.9%	2	—%	0.1%
Unallocated	—	—%	—%	678	9.2%	—%
	$7,823	100.0%	100.0%	$7,353	100.0%	100.0%

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

The following table provides information with respect to the Company’s non-performing assets.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Non-accrual loans	$4,194	$5,161	$5,634	$5,004	$2,625
Past due loans 90 days or more and still accruing interest	6	—	—	—	—
Restructured loans	2,469	2,170	2,953	1,706	6,192
Total non-performing loans	6,669	7,331	8,587	6,710	8,817
Foreclosed real estate ("OREO")	1,000	—	—	1,149	1,204
Total non-performing assets	$7,669	$7,331	$8,587	$7,859	$10,021
Total non-performing loans as a percentage of total loans	0.54%	0.95%	1.29%	1.09%	2.78%
Total non-performing assets as a percentage of total assets	0.44%	0.65%	0.94%	0.90%	2.23%
Allowance for loan losses as a percentage of non-performing loans	163.32%	132.74%	105.76%	116.59%	83.40%

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

Securities are a component of the Company’s earning assets. Securities totaled $296,323 at December 31, 2018. This represents a 34.6% increase from the December 31, 2017 total of $220,201. The increase is mainly attributable to the Merger and somewhat offset by sales of $100,737 and paydowns and maturities of $12,987 which were partially offset by purchases $106,893 securities available for sale during the year ended December 31, 2018.

Restricted equity securities totaled $11,690 at December 31, 2018. This represents a 50.4% increase from the December 31, 2017 total of $7,774 and is mainly attributable to the Merger. Restricted securities consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2018			December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$568	554	0.19%	$586	578	0.26%	$1,909	1,908	1.30%
State and municipal	232,589	229,298	77.38%	189,576	191,752	87.08%	122,813	119,634	81.49%
Corporate bonds	3,130	3,017	1.02%	1,500	1,492	0.68%	2,000	1,987	1.35%
Mortgage backed securities	32,172	31,958	10.78%	6,262	6,169	2.80%	20,197	20,034	13.65%
Asset backed securities	28,635	27,996	9.45%	16,753	16,710	7.59%	—	—	—%
Time deposits	3,500	3,500	1.18%	3,500	3,500	1.59%	3,250	3,250	2.21%
Total	$300,594	296,323	100.00%	$218,177	220,201	100.00%	$150,169	146,813	100.00%

The table below summarizes the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S.Treasury and other U.S. government agencies	$—	—	$555	2.21%	$—	—%	$—	—%	$555	2.21%
State and municipal	345	1.71%	1,977	2.68%	11,341	3.47%	215,650	3.84%	229,313	3.81%
Corporate bonds	—	—%	982	3.16%	2,035	—	—	—	3,017	1.52%
Mortgage backed securities	11	1.54%	3,658	2.84%	1,273	1.88%	27,016	3.25%	31,958	3.14%
Asset backed securities	—	—	—	—%	1,413	2.63%	26,567	3.11%	27,980	3.10%
Time deposits	2,250	2.16%	1,250	2.24%	—	—	—	—	3,500	2.19%
Total	$2,606	2.09%	$8,422	2.71%	$16,062	2.93%	$269,233	3.71%	$296,323	3.62%

Securities pledged at December 31, 2018 and 2017 had a carrying amount of $70,097 and $78,220 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

Premises and Equipment

Premises and equipment, net, totaled $22,033 at December 31, 2018 compared to $9,790 at December 31, 2017, a net increase of $12,243 or 125.1% due in part to the Merger. Asset purchases amounted to approximately $4,342 during the year ended December 31, 2018 while related depreciation expense amounted to $1,697. At December 31, 2018, we operated from seventeen retail banking locations, as well as two stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other fifteen bank branch locations three are in Columbia, the remaining are in Franklin, Springfield, Gallatin, Nashville, Murfreesboro, Mt. Pleasant, Thompson Station, Centerville, Lyles, and Chattanooga, Tennessee. As of December 31, 2018, our mortgage loan production offices were located in Hendersonville and Brentwood, Tennessee. During the third quarter of 2018 we opened the Murfreesboro branch and during the fourth quarter we opened the Chattanooga branch. During the year ended December 31, 2016, the Company transitioned most of it out-of-market mortgage loan production offices to another bank.

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

At December 31, 2018, total deposits were $1,437,903, an increase of $554,384, or 62.7%, compared to $883,519 at December 31, 2017. This increase was primarily driven by the Merger. During the year ended December 31, 2018, we increased non-interest bearing deposits by $84.9 million, interest bearing demand deposits increased by $66.0 million, or 74.8%, increased savings and money market deposits by $196.1 million, or 95.5% and increased time deposits by $207.4 million, or 45.3%. We are continuing to focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds. As of December 31, 2018, non-interest bearing deposits represent 15.1% of total deposits.

The average amounts for deposits for 2018, 2017 and 2016 are detailed in the following schedule (in thousands, except for percentages).

	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$218,867	—%	$134,408	—%	$127,619	—%
Interest bearing demand	146,717	0.25%	84,171	0.21%	88,775	0.21%
Savings and money market	349,986	0.74%	196,939	0.38%	186,473	0.34%
Time deposits-retail	531,780	1.55%	319,456	0.98%	159,351	0.70%
Time deposits-wholesale	90,510	1.77%	88,114	1.10%	102,626	0.70%
Total deposits	$1,337,860	0.96%	$823,088	0.61%	$664,844	0.40%

The following table shows maturity of time deposits of $250,000 or more by category based on time remaining until maturity.

December 31, 2018
Three months or less	$203,745
Over three months through six months	67,234
Over six months through 12 months	41,045
Over one year through three years	14,548
Over three years through five years	4,164
Over five years	—
Total	$330,736

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of December 31, 2018. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(0.5)%	(15)%	(4.3)%	(15)%
-100 bp	0.7%	(10)%	(0.2)%	(10)%
+100 bp	—%	(10)%	0.2%	(10)%
+200 bp	0.5%	(15)%	0.8%	(15)%
+300 bp	0.4%	(20)%	1.0%	(20)%
+400 bp	—%	(25)%	0.9%	(25)%

We were in compliance with the earnings simulation model policies monitored by the Bank as of December 31, 2018, indicating what we believe to be a fairly neutral profile.

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

At December 31, 2018, our model results indicated that we were within these policy limits.

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

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2018:

		Repricing Within
	Total	1-90 days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income (1)	$1,226,882	$351,500	$67,945	$505,735	$301,702
Available for sale securities	296,323	43,503	2,606	9,474	240,740
Mortgage loans held for sale	15,823	6,567	—	—	9,256
Deposits with banks	27,468	27,468	—	—	—
Federal funds sold and other	371	371	—	—	—

Total earning assets	1,566,867	429,409	70,551	515,209	551,698

Interest-bearing liabilities:
Interest-bearing demand accounts	154,218	154,218	—	—	—
Savings and money market accounts	401,308	401,308	—	—	—
Time deposits	665,440	302,946	282,798	79,696	—
Federal funds purchased	—	—	—	—	—
Subordinated debt	11,603	1,603	—	10,000	—
Federal Home Loan Bank advances (2)	57,498	3,000	—	53,826	672

Total interest-bearing liabilities	1,290,067	863,075	282,798	143,522	672

Interest-sensitivity gap	$276,800	$(433,666)	$(212,247)	$371,687	$551,026

Cumulative gap		$(433,666)	$(645,913)	$(274,226)	$276,800

Interest -sensitivity gap as % of total average assets		(26.37)%	(12.91)%	22.60%	33.51%

Cumulative gap as % of total average assets		(26.37)%	(39.28)%	(16.68)%	16.83%

(1)	Loans, net of unearned income excludes non-accrual loans

(2)	We moved $50,000 of Federal Home Loan Bank advances from the 1-90 days to the 1-5 years due to the swap maturity.

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

At December 31, 2018, Federal Home Loan Bank advances totaled $57,498 compared to $96,747 as of December 31, 2017. The decrease in FHLB advances was due to the increase in deposits from the Merger.

At December 31, 2018, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$53,000	2.46%
2020	—	—%
2021	367	2.73%
2022	762	1.22%
2023	2,697	1.94%
Thereafter	672	2.46%

	$57,498	2.42%

Capital

Stockholders’ equity was $208,414 at December 31, 2018, an increase of $68,277, or 48.7%, from $140,137 at December 31, 2017. During the third quarter of 2017, the company issued 1,137,000 shares of common stock in a private offering raising $23.2 million net of expenses of which $20.0 million was pushed-down to the Bank. Additionally, the Company raised $398 of capital through the exercise of Company stock options and issued $61,983 as consideration in the Merger during the year ended December 31, 2018. The subordinated debentures assumed in the Merger and the additional capital for the stock option exercises was pushed-down to the Bank and when combined with the accretion of earnings to capital but offset by the declared dividends and the increase in assets led to a decrease in the Bank’s December 31, 2018 Tier 1 leverage ratio to 10.17% compared with 11.68% at December 31, 2017 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $3,451 (of which $542 were declared in the prior year) were paid during the year ended December 31, 2018, and common dividends of $1,036 were declared in the fourth quarter of 2018 and were paid subsequent to year end.

On December 4, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $12 million of shares of the Company’s outstanding common stock, par value $1.00 per share. Stock repurchases under the plan will be made from time to time in the open market or privately negotiated transactions, or otherwise, at the discretion of management of the Company and in accordance with applicable legal requirements. The timing and amount of share repurchases under the plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements. The Company currently anticipates the stock repurchase plan will remain in effect through December 31, 2019, unless the entire authorized amount of shares is sooner repurchased. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the plan may be extended, modified, amended, suspended, or discontinued at any time.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of December 31, 2018 and December 31, 2017 for the Company and Bank.

	Actual Regulatory Capital		Minimal Capital Adequacy		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	61,064	4.50%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	81,451	6.00%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	108,550	8.00%	133,991	9.875%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	61,024	4.50%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	81,366	6.00%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	108,525	8.00%	133,961	9.875%	135,657	10.00%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.00%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	40,867	4.50%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	54,489	6.00%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	72,660	8.00%	84,013	9.250%	90,825	10.00%

Bank
Tier I leverage	$123,862	11.68%	$42,418	4.00%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	40,774	4.50%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	54,365	6.00%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	72,506	8.00%	83,835	9.250%	90,633	10.00%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018:

	December 31, 2018
	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five years
Deposits with maturities	$665,440	$585,744	$60,713	$18,983	$—
Federal Home Loan Bank advances	57,498	53,000	1,129	2,697	672
Operating lease obligations	14,397	2,216	4,197	3,334	4,650
Total	$737,335	$640,960	$66,039	$25,014	$5,322

Off Balance Sheet Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows (dollars in thousands):

December 31, 2018
Unused lines of credit	$253,952
Standby letters of credit	16,544
Total commitments	$270,496

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company chooses to comply with the reporting requirements of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for an initial five year period, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if total annual gross revenues equal or exceed $1.07 billion in a fiscal year. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Reliant Bancorp maintains disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Reliant Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Reliant Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, Reliant Bancorp’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Reliant Bancorp’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Reliant Bancorp’s internal control over financial reporting during Reliant Bancorp’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Reliant Bancorp’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item will be included in, and is incorporated by reference to, the Company’s proxy statement for the 2019 annual meeting of Company shareholders (the "Proxy Statement"), under the captions “Proposal One - Election of Directors,” “Information About the Directors,” “Information About the Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this item will be included in, and is incorporated by reference to, the Proxy Statement, under the captions “Compensation of Directors and Executive Officers” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in, and is incorporated by reference to, the Proxy Statement , under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	159,260	16.72	1,070,536 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	159,260	16.72	1,070,536

(1)
This number includes 434,186 securities available to be issued under the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. Although this plan will remain in effect until March 23, 2021, the Company has no intentions to issue new awards under the plan. Future awards are intended to be issued under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, under which the number of securities remaining available for future issuance is 636,350.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be included in, and is incorporated by reference to, the Proxy Statement, under the captions “Proposal One - Election of Directors” and “Related Party Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be included in, and is incorporated by reference to, the Proxy Statement, under the caption “Proposal Two - Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report on Form 10-K
(1) Financial statements

The following consolidated financial statements of the Company are incorporated in this Item 15 by reference from Part II - Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial statement schedules
All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable, or the related information is included in the footnotes to the applicable financial statements, and therefore have been omitted.

(3)	Exhibits
See Item 15(b) of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger dated August 22, 2017, by and among Commerce Union Bancshares, Inc., Pioneer Merger Sub, Inc., Reliant Bank, Community First, Inc., and Community First Bank & Trust	Incorporated by reference to Exhibit 2.1 to Form 8-K filed August 23, 2017
3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 6, 2018
3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2018
4.1	Common Stock Specimen Certificate	Incorporated by reference to Exhibit 4.4 to Form S-8 filed December 19, 2018
4.2	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
10.1**	Form of Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.14 to Form S-4 filed July 3, 2014
10.2**	Form of First Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.15 to Form S-4 filed July 3, 2014
10.3**	Form of Second Amendment to Management Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.16 to Form S-4 filed July 3, 2014
10.4**	Form of Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.11 to Form S-4 filed July 3, 2014
10.5**	Form of First Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.12 to Form S-4 filed July 3, 2014

Exhibit No.	Description	Location
10.6**	Form of Second Amendment to Employee Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.13 to Form S-4 filed July 3, 2014
10.7**	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014
10.8	Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 22, 2016
10.9	Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 22, 2016
10.10	First Amendment to the Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 22, 2016
10.11	First Amendment to the Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 22, 2016
10.12	Second Amendment to the Operations Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 22, 2016
10.13	Second Amendment to the Branch Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016	Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 22, 2016
10.14**	Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan	Incorporated by reference to Exhibit 10.24 to Form 10-K filed March 28, 2016
10.15**	Employment Agreement, dated as of January 2, 2018, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2018
10.16**	Employment Agreement, dated as of April 15, 2018, by and among DeVan D. Ard, Jr., Reliant Bancorp, Inc., and Reliant Bank.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 20, 2018
10.17**	Employment Agreement, dated as of April 15, 2018, by and between James Daniel Dellinger and Reliant Bancorp, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 20, 2018
10.18**	Employment Agreement, dated as of April 15, 2018, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 20, 2018
10.19**	Employment Agreement, dated as of April 15, 2018, by and between Terry M. Todd and Reliant Bank.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed April 20, 2018
10.20**	Employment Agreement, dated as of April 15, 2018, by and between John R. Wilson and Reliant Bank.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed April 20, 2018
10.21**	Reliant Bancorp, Inc. 2018 Employee Stock Purchase Plan	Incorporated by reference to the registrant’s definitive proxy statement on Schedule 14A filed on April 10, 2018.
21.1	Subsidiaries of Reliant Bancorp, Inc. and Reliant Bank	Filed herewith
23.1	Consent of Maggart & Associates, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

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

**	Indicates management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules
See Item 15(a)(2) of this Annual Report on Form 10-K

ITEM 16.     FORM 10-K SUMMARY

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS THAT HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

As of the date of this Annual Report on Form 10-K, no annual report to security holders covering the Company’s last fiscal year or proxy soliciting materials with respect to any annual or other meeting of security holders of the Company have been sent to security holders of the Company. Such an annual report and proxy soliciting materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, and copies of these materials will be furnished to the SEC when they are sent to security holders. The annual report and proxy soliciting materials shall not be deemed to be “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.
Date: March 8, 2019	By:	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ Homayoun Aminmadani	March 8, 2019
Homayoun Aminmadani, Director

/s/ DeVan D. Ard	March 8, 2019

DeVan D. Ard, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Trimble Beasley	March 8, 2019
Charles Trimble (Trim) Beasley, Director

/s/ John Lewis Bourne	March 8, 2019
John Lewis (Buddy) Bourne, Director

/s/ William R. DeBerry	March 8, 2019
William R. DeBerry, Director

/s/ J. Dan Dellinger	March 8, 2019
J. Dan Dellinger, Chief Financial Officer

/s/ Sharon H. Edwards	March 8, 2019
Sharon H. Edwards, Director

/s/ Darrell S. Freeman	March 8, 2019
Darrell S. Freeman, Sr., Director

/s/ James Gilbert Hodges	March 8, 2019
James Gilbert Hodges, Director

/s/ Louis E. Holloway	March 8, 2019
Louis E. Holloway, Director and Chief Operating Officer

/s/ James R. Kelley	March 8, 2019
James R. Kelley, Director

/s/ Don R. Sloan	March 8, 2019
Don Richard Sloan Director

/s/ Robert E. Daniel	March 8, 2019
Robert E. Daniel Director

/s/ Rustin A. Vest	March 8, 2019
Ruskin A. Vest Director

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017 AND

FOR THE THREE PERIOD ENDED DECEMBER 31, 2018

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Reliant Bancorp, Inc.’s internal control over financial reporting is effective as of December 31, 2018.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reliant Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.
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
March 8, 2019

1201 DEMONBREUN STREET ▪ SUITE 1220 ▪ NASHVILLE, TENNESSEE 3720.-3140 ▪ (615) 252-6100 ▪ Fax ▪ (615) 252-6105 www.maggartpc.com

RELIANT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

	2018	2017
ASSETS
Cash and due from banks	$34,807	$20,497
Federal funds sold	371	171
Total cash and cash equivalents	35,178	20,668
Securities available for sale	296,323	220,201
Loans, net	1,220,184	762,488
Mortgage loans held for sale, net	15,823	45,322
Accrued interest receivable	8,214	5,744
Premises and equipment, net	22,033	9,790
Restricted equity securities, at cost	11,690	7,774
Other real estate, net	1,000	—
Cash surrender value of life insurance contracts	45,513	33,663
Deferred tax assets, net	7,428	1,099
Goodwill	43,642	11,404
Core deposit intangibles	8,219	1,280
Other assets	9,091	5,601

TOTAL ASSETS	$1,724,338	$1,125,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$216,937	$131,996
Interest-bearing demand	154,218	88,230
Savings and money market deposit accounts	401,308	205,230
Time	665,440	458,063
Total deposits	1,437,903	883,519
Accrued interest payable	1,063	305
Subordinated debentures	11,603	—
Federal Home Loan Bank advances	57,498	96,747
Dividends payable	1,036	542
Other liabilities	6,821	3,784

TOTAL LIABILITIES	1,515,924	984,897

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—

Common stock, $1 par value; 30,000,000 shares authorized; 11,530,810 and 9,034,439 shares issued and outstanding at December 31, 2018 and 2017, respectively	11,531	9,034
Additional paid-in capital	173,238	112,437
Retained earnings	27,329	17,189
Accumulated other comprehensive income (loss)	(3,684)	1,477

TOTAL STOCKHOLDERS’ EQUITY	208,414	140,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,724,338	$1,125,034

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$58,351	$34,176	$31,905
Interest and fees on loans held for sale	1,278	868	773
Interest on investment securities, taxable	1,836	691	724
Interest on investment securities, nontaxable	6,605	3,904	2,211
Federal funds sold and other	1,155	519	402

TOTAL INTEREST INCOME	69,225	40,158	36,015

INTEREST EXPENSE
Deposits
Demand	366	173	182
Savings and money market deposit accounts	2,589	748	632
Time	9,862	4,095	1,835
Federal Home Loan Bank advances and other	1,855	655	714
Subordinated debentures	724	—	—

TOTAL INTEREST EXPENSE	15,396	5,671	3,363

NET INTEREST INCOME	53,829	34,487	32,652

PROVISION FOR LOAN LOSSES	1,035	1,316	968

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	52,794	33,171	31,684

NONINTEREST INCOME
Service charges on deposit accounts	3,419	1,251	1,239
Gains on mortgage loans sold, net	4,418	3,675	6,317
Gain on securities transactions, net	43	59	36
Gain on sale of other real estate	259	27	301
Gain (loss) on disposal of premises and equipment	13	(52)	—
Other	1,494	1,050	907

TOTAL NONINTEREST INCOME	9,646	6,010	8,800

NONINTEREST EXPENSE
Salaries and employee benefits	27,510	18,432	18,256

Occupancy	4,949	3,353	3,174
Information technology	5,333	2,715	2,486
Advertising and public relations	600	264	702
Audit, legal and consulting	2,976	1,508	1,287
Federal deposit insurance	793	399	438
Provision for losses on other real estate	—	—	70
Merger expenses	2,774	1,426	—
Other operating	5,626	2,979	3,961

TOTAL NONINTEREST EXPENSE	50,561	31,076	30,374

INCOME BEFORE PROVISION FOR INCOME TAXES	11,879	8,105	10,110

INCOME TAX EXPENSE	1,372	1,942	2,213

CONSOLIDATED NET INCOME	10,507	6,163	7,897

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	3,578	1,083	1,039

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,085	$7,246	$8,936

Basic net income attributable to common shareholders, per share	$1.24	$0.89	$1.18
Diluted net income attributable to common shareholders, per share	$1.23	$0.88	$1.16

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

	2018	2017	2016
Consolidated net income	$10,507	$6,163	$7,897

Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $1,513, $(2,102) and $1,275 for the years ended December 31, 2018, 2017 and 2016, respectively	(4,277)	3,384	(2,058)

Net unrealized losses on interest rate swap derivatives, net of tax of $301 for the year ended December 31, 2018	(852)	—	—

Reclassification adjustment for gains included in net income, net of tax of $11, $23 and $14 for the years ended December 31, 2018, 2017 and 2016, respectively	(32)	(36)	(22)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(5,161)	3,348	(2,080)

TOTAL COMPREHENSIVE INCOME	$5,346	$9,511	$5,817

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE- JANUARY 1, 2016	7,279,620	$7,280	$84,520	$4,987	$(36)	$—	$96,751
Stock based compensation expense	—	—	251	—	—	—	251
Exercise of stock options	476,889	477	4,295	—	—	—	4,772
Restricted stock awards	23,800	23	(23)	—	—	—	—
Restricted stock forfeiture	(2,000)	(2)	2	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	1,039	1,039
Cash dividend declared to common shareholders ($0.22 per share)	—	—	—	(1,711)	—	—	(1,711)
Net income (loss)	—	—	—	8,936	—	(1,039)	7,897
Other comprehensive loss	—	—	—	—	(2,080)	—	(2,080)
BALANCE- DECEMBER 31, 2016	7,778,309	7,778	89,045	12,212	(2,116)	—	106,919
Stock based compensation expense	—	—	616	—	—	—	616
Exercise of stock options	72,080	72	751	—	—	—	823
Restricted stock awards	50,050	50	(50)	—	—	—	—
Restricted stock forfeiture	(3,000)	(3)	3	—	—	—	—
Common stock net of issuance cost of $1,805	1,137,000	1,137	22,072	—	—	—	23,209
Noncontrolling interest contributions	—	—	—	—	—	1,083	1,083
Cash dividend declared to common shareholders ($0.24 per share)	—	—	—	(2,024)	—	—	(2,024)
Net income (loss)	—	—	—	7,246	—	(1,083)	6,163
Reclassification of federal income tax rate change	—	—	—	(245)	245	—	—
Other comprehensive income	—	—	—	—	3,348	—	3,348
BALANCE- DECEMBER 31, 2017	9,034,439	9,034	112,437	17,189	1,477	—	140,137
Stock based compensation expense	—	—	923	—	—	—	923

Exercise of stock options	30,001	30	368		—		—		—	398
Restricted stock awards	51,710	52	(52)		—		—		—	—
Restricted stock forfeiture	(1,550)	(2)	2		—		—		—	—
Conversion shares issued to shareholders' of Community First, Inc.	2,416,444	2,417	59,566		—		—		—	61,983
Shares acquired from dissenting shareholder	(234)	—	(6)		—		—		—	(6)
Noncontrolling interest contributions	—	—	—		—		—		3,578	3,578
Cash dividend declared to common shareholders ($0.33 per share)	—	—	—		(3,945)		—		—	(3,945)
Net income (loss)	—	—	—		14,085		—		(3,578)	10,507
Other comprehensive loss	—	—	—		—		(5,161)		—	(5,161)
BALANCE - DECEMBER 31, 2018	11,530,810	$11,531	$173,238	—	$27,329	—	$(3,684)	—	$—	$208,414

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

	2018	2017	2016
OPERATING ACTIVITIES
Consolidated net income	$10,507	$6,163	$7,897
Reclassification of federal income tax rate change	—	(245)	—
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Provision for loan losses	1,035	1,316	968
Provision to reflect lower of cost or market value of mortgage loans held for sale	—	(160)	160
Deferred income taxes	380	504	235
Gain (loss) on disposal of premises and equipment	(13)	52	—
Depreciation and amortization of premises and equipment	1,697	1,017	976
Net amortization of securities	3,182	2,030	1,551
Net realized gains on sales of securities	(43)	(59)	(36)
Gains on mortgage loans sold, net	(4,418)	(3,675)	(6,317)
Stock-based compensation expense	923	616	251
Realization of gain on other real estate	(259)	(27)	(301)
Provision for losses on other real estate	—	—	70
Increase in cash surrender value of life insurance contracts	(1,186)	(836)	(750)
Mortgage loans originated for resale	(141,783)	(157,220)	(158,617)
Proceeds from sale of mortgage loans	176,610	127,564	208,036
Other accretion, net	(756)	(377)	(1,331)
Change in
Accrued interest receivable	(1,305)	(1,958)	(690)
Other assets	(372)	4,371	(6,580)
Accrued interest payable	326	198	52
Other liabilities	(2,260)	403	1,501

TOTAL ADJUSTMENTS	31,758	(26,241)	39,178

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	42,265	(20,323)	47,075

INVESTING ACTIVITIES
Cash received from merger	33,128	—	—
Activities in available for sale securities
Purchases	(106,893)	(95,430)	(59,332)
Sales	100,737	18,688	31,782
Maturities, prepayments and calls	12,987	6,763	9,255
Purchases of restricted equity securities	(2,190)	(641)	(889)
Loan originations and payments, net	(145,090)	(105,478)	(48,469)
Purchase of buildings, leasehold improvements, and equipment	(4,342)	(1,766)	(873)

Proceeds from sale of other real estate	1,947	—	1,313
Improvement of other real estate	—	—	(16)
Purchase of life insurance contracts	—	(8,000)	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(109,716)	(185,864)	(71,229)

FINANCING ACTIVITIES
Net change in deposits	121,960	119,685	124,006
Net change in federal funds purchased	—	(3,671)	3,671
Net change in advances from Federal Home Loan Bank	(39,195)	64,514	(103,418)
Issuance of common stock	398	24,032	4,772
Shares acquired from dissenting shareholder	(6)	—	—
Noncontrolling interest contributions received	2,255	1,245	285
Cash dividends paid on common stock	(3,451)	(3,193)	(1,489)

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,961	202,612	27,827

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,510	(3,575)	3,673
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,668	24,243	20,570
CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,178	$20,668	$24,243

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$14,638	$5,473	$3,311
Taxes	1,400	1,750	3,091

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(6,295)	$5,380	$(3,792)
Unrealized gain (loss) on derivatives	(690)	47	423
Change in due to/from noncontrolling interest	3,578	1,083	754
Foreclosures transferred from loans to other real estate	1,060	—	—
Dividends declared, not paid	1,036	542	1,711

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliant Bancorp, Inc. began organizational activities in 2005. The Company provides financial services through its offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. On January 1, 2018, Community First, Inc. a community banking organization headquartered in Columbia, Tennessee was merged with and into the Company. See Note 22.

Basis of Presentation

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a brief summary of the significant policies.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp Inc., Reliant Bank, Community First TRUPS Holding Company, which is wholly owned by Reliant Bancorp Inc., (“TRUPS”), Reliant Investment Holdings, LLC ("Holdings") which is 100% wholly owned by Reliant Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which Reliant Bank controls 51% of the governance rights. Reliant Bancorp Inc., Reliant Bank, TRUPS, Holdings and RMV, are collectively referred to herein as the “Company”. As described in the notes to our annual consolidated financial statements, all significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices in the banking industry.

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

Concentrations

At December 31, 2018, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted. The Company is concentrated in the Tennessee regional market and the operating results are impacted by the economic conditions of that area.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

Federal funds sold of $371 and $171 at December 31, 2018 and 2017, respectively, were invested in one financial institution. Such funds were unsecured and matured the next business day.

Securities

The Company classifies its securities in one of two categories: held to maturity and available for sale. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as available for sale when they might be sold before maturity. The Company had no held to maturity securities at December 31, 2018 and 2017, or in the three year period ended December 31, 2018.

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
DECEMBER 31, 2018, 2017 AND 2016
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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale. Such loans are carried at the lower of aggregate cost or market value, as determined by pricing on an individual loan basis. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. The valuation allowance of $160 established in the year ended December 31, 2016 was removed in the year ended December, 31, 2017.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

Goodwill

Goodwill represents that excess of the purchase price of over the fair value of assets and liabilities acquired in a 2018 business acquisition (see Note 22) , 2015 business acquisition and a 2009 business acquisition. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

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

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives, (Continued)

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivate is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is not longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Stock Based Compensation

Compensation cost recognized for stock options and restricted stock awards issued to employees is based on the fair value of these awards at the date of grant. A binomial model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Additionally, during 2016, the Company elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for 2016 are presented as if we adopted ASU 2016-09 on January 1, 2016 on a prospective basis and prior periods have not been restated. ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2016 and the impact of applying that guidance reduced reported income tax expense by $478, or approximately $0.06 per diluted common share for 2016.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and states income tax returns for years prior to fiscal year 2015 are no longer open to examination. Certain returns from years in which net operating losses have occurred are still open for examination by the tax authorities.

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

Retirement Plan

The Company has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 100% of their salary, subject to regulatory limitations with the Company matching 100% of the first 6% contributed by the employee. The Company recognizes as expense the amount of matching contributions related to the 401(k) plan. Vesting within the plan is immediate for 100% of deferral and employer contributions.

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
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Company did not have a reserve balance to maintain at December 31, 2018. At December 31, 2017, the Company's reserve requirement was $2,636.

Preferred Shares

Preferred shares have rights that can be set when issued as determined by the Board of Directors.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Company to shareholders.

Advertising Costs

Advertising costs are expensed as incurred and totaled $559, $264 and $684 for the years ended December 31, 2018, 2017 and 2016, respectively .

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
DECEMBER 31, 2018, 2017 AND 2016
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

Mortgage loans held for sale: Bid quotes are presently used for the fair value estimate of mortgage loans held for sale, while previously the Company used a model as developed and performed by an independent entity to value such loans.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made in the 2017 and 2016 consolidated financial statements to conform to the 2018 presentation. These reclassifications had no effect on total assets, total liabilities or the results of operations previously reported.

Recent Authoritative Accounting Guidance

The following discusses new authoritative accounting guidance and the related impact on the Company.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2018; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2019. Revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company does not expect these changes to have a significant impact on the consolidated financial statements. The Company continues to evaluate the impact of ASU 2014-09 on other components of non-interest income.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2019 and will not have a significant impact on our financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We estimate that the effect of implementing this pronouncement will result in right to use assets of $13,583 and a corresponding liability, using the remaining contractual lease periods. We also estimate the impact on regulatory capital to be a reduction of eight basis points. Management is presently evaluating the planned renewals of existing leases. If management determines to utilize the renewals of leases then the right to use assets and corresponding liability will increase.

ASU 2016-05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for the Company on January 1, 2018 and did not have a significant impact on the consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-9 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017. The adoption of this standard reduced reported income tax expense by $478, or approximately $0.06 per diluted common share, for 2016. The Company did not apply the provisions of this pronouncement retrospectively.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2021. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not currently expected to have a significant impact on the consolidated financial statements.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2020 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax
Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities may elect to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain accounting policy disclosures. The Company elected to adopt this change in accounting principle in the fourth quarter of 2017, which resulted in a decrease to retained earnings and an increase to accumulated other comprehensive income of $245 in 2017 on the Company’s consolidated statement of changes in stockholders’ equity.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$568	$—	$(14)	$554
State and municipal	232,589	879	(4,170)	229,298
Corporate bonds	3,130	—	(113)	3,017
Mortgage backed securities	32,172	34	(248)	31,958
Asset backed securities	28,635	—	(639)	27,996
Time deposits	3,500	—	—	3,500

Total	$300,594	$913	$(5,184)	$296,323

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$586	$—	$(8)	$578
State and municipal	189,576	3,081	(905)	191,752
Corporate bonds	1,500	5	(13)	1,492
Mortgage backed securities	6,262	3	(96)	6,169
Asset backed securities	16,753	45	(88)	16,710
Time deposits	3,500	—	—	3,500

Total	$218,177	$3,134	$(1,110)	$220,201

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

There were no held to maturity securities as of December 31, 2018 and 2017.

The amortized cost and estimated fair value of available for sale securities at December 31, 2018 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$3,358	$3,360
Due in one to five years	4,807	4,763
Due in five to ten years	13,576	13,376
Due after ten years	218,046	214,870
Mortgage backed securities	32,172	31,958
Asset backed securities	28,635	27,996

Total	$300,594	$296,323

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2018:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U. S. Treasury and other U. S. government agencies	$—	$—	$555	$14	$555	$14
State and municipal	118,580	2,263	47,223	1,907	165,803	4,170
Corporate bonds	2,526	105	492	8	3,018	113
Mortgage backed securities	17,015	99	5,397	149	22,412	248
Asset backed securities	20,351	383	7,255	256	27,606	639

Total temporarily impaired	$158,472	$2,850	$60,922	$2,334	$219,394	$5,184

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2017:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U. S. Treasury and other U.S. government agencies	$86	$1	$491	$7	$577	$8
State and municipal	19,899	128	34,946	777	54,845	905
Corporate bonds	—	—	487	13	487	13
Mortgage backed securities	2,412	14	3,349	82	5,761	96
Asset backed securities	8,971	73	854	15	9,825	88

Total temporarily impaired	$31,368	$216	40,127	894	$71,495	$1,110

At December 31, 2018, management had the intent and ability to hold all securities in a loss position for the foreseeable future, and the decline in fair value was largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 242 and 120 securities in an unrealized loss position as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017 and 2016, gross realized gains on sales of securities were $82, $97 and $359, respectively, and gross realized losses were $39, $38 and $323, respectively.

Securities pledged at December 31, 2018 and 2017 had a market value of $70,097 and $78,220, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government and it's agencies, in an amount greater than 10% of stockholders’ equity.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2018 and 2017 were comprised as follows:

	December 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$213,850	$138,706
Real Estate
1-4 Family Residential	225,863	111,932
1-4 Family HELOC	88,112	72,017
Multi-family and Commercial	447,840	261,044
Construction, Land Development and Farmland	220,801	156,452
Consumer	20,495	17,605
Other	14,106	14,694
Total	1,231,067	772,450
Less
Deferred loan fees (costs)	(9)	231
Allowance for possible loan losses	10,892	9,731

Loans, net	$1,220,184	$762,488

At December 31, 2018 and 2017, loans are recorded net of purchase discounts of $4,525 and $272, respectively.

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(381)	(76)	(215)	(36)
Recoveries	590	221	44	12
Provision	(996)	1,118	237	584
Ending balance	$1,751	$4,429	$2,500	$1,333

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(26)	(47)	(787)
Recoveries	10	34	2	913
Provision	57	(7)	42	1,035
Ending balance	$656	$184	$39	$10,892

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,432	$2,737	$1,786	$1,178
Charge-offs	(976)	—	(45)	(14)
Recoveries	378	—	5	—
Provision	704	429	688	(391)
Ending balance	$2,538	$3,166	$2,434	$773

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$704	$208	$37	$9,082
Charge-offs	—	(36)	—	(1,071)
Recoveries	19	2	—	404
Provision	(128)	9	5	1,316
Ending balance	$595	$183	$42	$9,731

Activity in the allowance for loan losses by portfolio segment was as follows for the year ended December 31, 2016:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,198	$2,591	$894	$1,214
Charge-offs	(84)	—	—	(25)
Recoveries	323	18	6	66
Provision	(5)	128	886	(77)
Ending balance	$2,432	$2,737	$1,786	$1,178

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$699	$192	$35	$7,823
Charge-offs	—	—	(36)	(145)
Recoveries	11	12	—	436
Provision	(6)	4	38	968
Ending balance	$704	$208	$37	$9,082

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$38	$—	$17	$—
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	1,713	4,429	2,483	1,333
Total	$1,751	$4,429	$2,500	$1,333
Loans
Individually evaluated for impairment	$978	$1,160	$1,780	$1,246
Acquired with credit impairment	40	232	1,751	262
Collectively evaluated for impairment	212,832	446,448	217,270	224,355
Total	$213,850	$447,840	$220,801	$225,863

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$55
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	656	184	39	10,837
Total	$656	$184	$39	$10,892
Loans
Individually evaluated for impairment	$—	$12	$—	$5,176
Acquired with credit impairment	—	11	—	2,296
Collectively evaluated for impairment	88,112	20,472	14,106	1,223,595
Total	$88,112	$20,495	$14,106	$1,231,067

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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
DECEMBER 31, 2018, 2017 AND 2016
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

At December 31, 2018, approximately 27% of the outstanding principal balance of the Company’s commercial real estate loan portfolio was secured by owner-occupied properties.

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

Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

Non-accrual loans by class of loan were as follows:

	December 31, 2018	December 31, 2017
Commercial, Industrial and Agricultural	$279	$2,110
Multi-family and Commercial Real Estate	—	—
Construction, Land Development and Farmland	1,294	2,518
1-4 Family Residential Real Estate	2,556	533
1-4 Family HELOC	—	—
Consumer	65	—

Total	$4,194	$5,161

Performing non-accrual loans totaled $2,010 and $1,096 at December 31, 2018 and 2017, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,247	$765	$253	$1,018	$38
Multi-family and Commercial Real Estate	1,670	1,392	—	1,392	—
Construction, Land Development and Farmland	3,920	3,359	172	3,531	17
1-4 Family Residential Real Estate	2,243	1,508	—	1,508	—
1-4 Family HELOC	—	—	—	—	—
Consumer	29	23	—	23	—

Total	$9,109	$7,047	$425	$7,472	$55

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	—	3,078	—
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	—	2,159	—
1-4 Family HELOC	90	90	—	90	—

Total	$16,089	$11,535	$2,953	$14,488	$667

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2016:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$6,383	$3,924	$1,780	$5,704	$747
Multi-family and Commercial Real Estate	5,666	2,914	1,974	4,888	6
Construction, Land Development and Farmland	4,124	3,854	171	4,025	17
1-4 Family Residential Real Estate	2,422	2,035	27	2,062	27
1-4 Family HELOC	2,075	1,178	317	1,495	62

Total	$20,670	$13,905	$4,269	$18,174	$859

Interest income recognized on impaired loans totaled $583, $703 and $848 for the years ended December 31, 2018, 2017 and 2016, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2018, 2017 and 2016, was as follows:

	2018	2017	2016
Commercial, Industrial and Agricultural	$2,333	$5,225	$6,055
Multi-family and Commercial Real Estate	2,366	4,138	5,837
Construction, Land Development and Farmland	4,571	4,502	3,243
1-4 Family Residential Real Estate	2,468	2,212	2,715
1-4 Family HELOC	72	784	1,854
Consumer	62	—	—
Total	$11,872	$16,861	$19,704

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
DECEMBER 31, 2018, 2017 AND 2016
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

Grade 7 - Substandard

A ‘‘substandard’’ extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified should have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified as substandard. Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require supervision that is more intensive by Company management. Substandard assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigation.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

Credit quality indicators by class of loan were as follows at December 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$212,761	$—	$1,089	$213,850
1-4 Family Residential Real Estate	221,546	1,125	3,192	225,863
1-4 Family HELOC	88,112	—	—	88,112
Multi-family and Commercial Real Estate	442,127	3,135	2,578	447,840
Construction, Land Development and Farmland	218,053	579	2,169	220,801
Consumer	20,236	—	259	20,495
Other	14,106	—	—	14,106
Total	$1,216,941	$4,839	$9,287	$1,231,067

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2017:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$135,833	$5	$2,868	$138,706
1-4 Family Residential Real Estate	108,426	1,392	2,114	111,932
1-4 Family HELOC	71,927	—	90	72,017
Multi-family and Commercial Real Estate	259,123	—	1,921	261,044
Construction, Land Development and Farmland	149,886	2,998	3,568	156,452
Consumer	17,605	—	—	17,605
Other	14,694	—	—	14,694
Total	$757,494	$4,395	$10,561	$772,450

Past due loan balances by class of loan were as follows at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$22	$153	$279	$454	$213,396	$213,850
1-4 Family Residential Real Estate	1,104	335	1,203	2,642	223,221	225,863
1-4 Family HELOC	50	—	—	50	88,062	88,112
Multi-family and Commercial Real Estate	—	104	—	104	447,736	447,840
Construction, Land Development and Farmland	214	—	171	385	220,416	220,801
Consumer	11	30	46	87	20,408	20,495
Other	—	—	—	—	14,106	14,106
Total	$1,401	$622	$1,699	$3,722	$1,227,345	$1,231,067

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

At December 31, 2018, there were loans of $6 past due 90 days or more and still accruing interest. There were no loans past due 90 days or more and still accruing interest at December 31, 2017.

Troubled debt restructurings occurring during the year ended December 31, 2018 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments
1-4 Family Residential Estate	1	$1,254	$1,254
Multi-family and Commercial Real Estate	1	661	585
Total	2	$1,915	$1,839

Troubled debt restructurings occurring during the year ended December 31, 2017 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments
Construction, Land Development and Farmland	2	$2,110	$1,640
Total	2	$2,110	$1,640

Troubled debt restructurings occurring during the year ended December 31, 2016 by class of loan were as follows:

	Number of Contracts	Pre-Modification Oustanding Recorded Investments	Post-Modification Oustanding Recorded Investments
1-4 Family Residential Estate	1	$1,712	$1,712
Total	1	$1,712	$1,712

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

During the year ended December 31, 2018, one modification occurred that consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interested income. The other modification was a restructure of five loans, including purchased credit impaired loans, in which a charge off occurred of $76. The 1-4 Family Residential loan with a related balance of $1,254 was paid during 2018. During the year ended December 31, 2017, two loans were modified in a troubled debt restructuring. One modification consisted of a partial charge off totaling $470, and a payment restructure with the modification having no effect on interest income for the remaining balance of $308 at December 31, 2017. The other modification consisted of a temporary suspension of required monthly payments of a loan with a balance of $108 at December 31, 2017 and had no effect on the allowance for loan losses or interest income. There were no charge offs resulting from the modification during the year ended December 31, 2016. The modification consisted of changes in the amortization terms of the loans and payment modifications. The modification had no effect on the allowance for loan losses and interest income was not significantly affected.

There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2018, 2017 and 2016.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans was as follows at December 31, 2018 and 2017, respectively:

	2018	2017
Commercial, Industrial and Agricultural	$63	$298
Multi-family and Commercial Real Estate	233	1,217
Construction, Land Development and Farmland	1,958	1,508
1-4 Family Residential Real Estate	324	47
1-4 Family HELOC	—	—
Consumer	18	—
Total outstanding balance	2,596	3,070
Less remaining purchase discount	300	156
Allowance for loan losses	—	4
Carrying amount, net of allowance	$2,296	$2,910

During the the year ended December 31, 2018, loans with non-accretable purchase discounts totaling $146 were paid in full resulting in the recognition of the discounts in interest income. During the year ended December 31, 2017, a loan with non-accretable purchase discount totaling $354 was paid in full resulting in the recognition of the discounts in interest income. During the year ended December 31, 2016, a loan with non-accretable purchase discount totaling $708 was paid in full resulting in the recognition of the discount in interest income.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance at January 1,	$—	$87	$233
New loans purchased	260	—	—
Loan charge offs	(104)	—	—
Accretion income	(46)	(87)	(146)
Balance at December 31,	$110	$—	$87

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company decreased the allowance for loan losses on purchased credit impaired loans by $4, $2 and $241 during the years ended December 31, 2018, 2017 and 2016, respectively.

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018	2017	2016
Balance - January 1,	$8,581	$11,935	$10,484
New loans during the year	919	4,356	4,442
Repayments during the year	(2,106)	(7,710)	(2,991)

Balance - December 31,	$7,394	$8,581	$11,935

During the three year period ended December 31, 2018, none of these loans were restructured or charged off.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 4 - OTHER REAL ESTATE

Other real estate activity for the years ended December 31, 2018, 2017 and 2016, was as follows:

	2018	2017	2016
Beginning balance	$—	$—	$1,149
Loans acquired in merger	1,650	—	—
Loans transferred to other real estate	1,060	—	—
Allowance to lower of cost or market	—	—	(70)
Sales of other real estate	(1,710)	—	(1,079)
End of year	$1,000	$—	$—

Activity in the valuation allowance for the years ended December 31, 2018, 2017 and 2016, was as follows:

	2018	2017	2016
Beginning balance	$—	$—	$—
Provisions/(recoveries) charged/(credited) to expense	—	—	70
Reductions from sales of other real estate	—	—	(70)
Direct write-downs	—	—	—
End of year	$—	$—	$—

Expenses related to foreclosed assets for the years ended December 31, 2018, 2017 and 2016, include:

	2018	2017	2016
Net gain on sales	$(259)	$(27)	$(301)
Provision for unrealized losses	—	—	70
Operating expenses, net of rental income	50	7	22
Total	$(209)	$(20)	$(209)

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sale which totaled $1,650.

At December 31, 2018, there was a 1-4 Family Residential loan in the process of foreclosure with a related balance of $1,048.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2018 and 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$554	$—	$554	$—
State and municipal	229,298	—	229,298	—
Corporate bonds	3,017	—	3,017	—
Mortgage backed securities	31,958	—	31,958	—
Asset backed securities	27,996	—	27,996	—
Time deposits	3,500	3,500	—	—
Interest rate swap	467	—	467	—

Liabilities
Interest rate swap	$1,183	$—	$1,183	$—

December 31, 2017
Assets
U. S. Treasury and other U. S. government agencies	$578	$—	$578	$—
State and municipal	191,752	—	191,752	—
Corporate bonds	1,492	—	1,492	—
Mortgage backed securities	6,169	—	6,169	—
Asset backed securities	16,710	—	16,710	—
Time deposits	3,500	3,500	—	—
Interest rate swap	155	—	155	—

Liabilities
Interest rate swap	$180	$—	$180	$—

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2018 and 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Impaired loans	$370	$—	$—	$370
Other real estate owned	1,000	—	—	1,000

December 31, 2017
Assets
Impaired loans	$2,286	$—	$—	$2,286

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2018 and 2017:

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$34,807	$34,807	$34,807	$—	$—
Federal funds sold	371	371	—	371	—
Loans, net	1,220,184	1,206,574	—	—	1,206,574
Mortgage loans held for sale	15,823	15,871	—	15,871	—
Accrued interest receivable	8,214	8,214	—	8,214	—
Restricted equity securities	11,690	11,690	—	11,690	—
Financial liabilities
Deposits	$1,437,903	$1,434,652	$—	$—	$1,434,652
Accrued interest payable	1,063	1,063	—	1,063	—
Subordinate debentures	11,603	11,522	—	—	11,522
Federal Home Loan Bank advances	57,498	57,434	—	—	57,434

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2017 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,497	$20,497	$20,497	$—	$—
Federal funds sold	171	171	—	171	—
Loans, net	762,488	762,574	—	—	762,574
Mortgage loans held for sale	45,322	46,467	—	46,467	—
Accrued interest receivable	5,744	5,744	—	5,744	—
Restricted equity securities	7,774	7,774	—	7,774	—
Financial liabilities
Deposits	$883,519	$882,533	$—	$—	$882,533
Accrued interest payable	305	305	—	305	—
Federal Home Loan Bank advances	96,747	96,754	—	—	96,754

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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

NOTE 6 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2018 and 2017 is as follows:

	2018	2017
Land	$6,049	$1,211
Buildings	8,951	4,717
Construction in progress	—	284
Leasehold improvements	7,551	4,727
Furniture, fixtures and equipment	10,311	8,145
	32,862	19,084
Less: accumulated depreciation	(10,829)	(9,294)

	$22,033	$9,790

Depreciation and amortization expense was $1,697, $1,017 and $976 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 7 - RESTRICTED EQUITY SECURITIES

The Company owned the following restricted equity securities as of December 31, 2018 and 2017:

	2018	2017
Federal Reserve Bank	$5,735	$3,546
Federal Home Loan Bank	5,955	4,228

Total	$11,690	$7,774

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLES

The following presents the balances as of December 31, 2018, and 2017, of intangible assets acquired in business acquisitions:

	2018	2017
Goodwill	$43,642	$11,404

Amortized intangible assets:
Core deposit intangibles	$10,111	$2,946
Less accumulated amortization	(1,892)	(1,666)
	$8,219	$1,280

Amortization expense was $949, $302 and $356 for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future amortization expense by year as of December 31, 2018 is as follows:

2019	$949
2020	949
2021	949
2022	949
2023	865
Thereafter	3,558
Total	$8,219

NOTE 9 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2018 are as follows:

2019	$588,815
2020	49,259
2021	9,934
2022	8,174
2023	9,258
Total	$665,440

The aggregate amount of overdrafts reclassified to loans receivable was $400 and $118 at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, time deposits in excess of $250 totaled $330,736 and $264,814 respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2018 and 2017 were $8,376 and $14,280, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, advances from the Federal Home Loan Bank were as follows:

	2018	2017
Maturities January 2019 through March 2024, fixed rates ranging from 1.22% to 2.86% ($54,000 is due in the year ending December 31, 2019)	$57,498	$96,747

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. At December 31, 2018, there was $4,407 of advances amortizing on a monthly basis. The weighted average rate of the total borrowings at December 31, 2018 and 2017 was 2.42% and 1.54%, respectively. The weighted average interest rate of the short-term borrowings outstanding at December 31, 2018 and 2017 was 2.46% and 1.43%, respectively. The advances were collateralized by $597,646 and $380,111 of real estate loans at December 31, 2018 and 2017, respectively. The Company’s additional borrowing capacity was $96,082 and $5,924 at December 31, 2018 and 2017, respectively.

Required future principal payments on Federal Home Loan Bank borrowings are as follows:

2019	$53,857
2020	721
2021	963
2022	612
2023	1,117
Thereafter	228
Total	$57,498

NOTE 11 - SUBORDINATED DEBENTURES

In 2002, Community First, Inc. issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank ("FRB"). The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus fifty basis points.The interest rate on the subordinated debentures as of December 31, 2018 was 6.00%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital (with certain limitations applicable) for regulatory capital purposes.

In 2005, Community First, Inc.issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The subordinated debentures bear interest at a floating rate equal to the three month London Interbank Offered Rate, ("LIBOR") plus 1.50%. The interest rate on the subordinated debentures as of December 31, 2018 was 4.288%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 11 - SUBORDINATED DEBENTURES (CONTINUED)

In 2007, Community First, Inc. issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the three month LIBOR plus 3.0%. At December 31, 2018, the interest rate was 5.788%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the junior debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet. On December 20, 2016, TRUPS acquired $10,000 in face amount of trust preferred capital securities issued by Community First Statutory Trust II. These capital securities were purchased from an unaffiliated investor and remain outstanding; however, the securities and the underlying subordinated debentures are eliminated in the Company's consolidated financial statements,

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital. Distributions on the subordinated debentures are payable quarterly. As of December 31, 2018, the Company was current in the payment of all interest payments due on its subordinated debentures.

NOTE 12 - BENEFIT PLANS

401(k) Plan
The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 6% contributed by the employee. The Company recognized an expense for the years ended December 31, 2018, 2017 and 2016 of $805, $450, and $467, respectively.

Employee Stock Purchase Plan
In 2018, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 85% of the lesser of the closing price of the common stock on the first trading date of the relevant offering period or the last trading day of the relevant offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 2,500 shares during any offering period (and, in any event, no more than $25,000 worth of common stock in any calendar year). In 2018, there were no shares of common stock issued under the ESPP. As of December 31, 2018, there were 200,000 shares available for issuance under the ESPP.

NOTE 13 - INCOME TAXES

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

The Tax Reform Act permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after 2017. GAAP requires an adjustment to deferred taxes as a result of a change in the corporate tax rate in the period that the change is enacted, with the change recorded to the current year tax provision. Accordingly, the Company has remeasured its deferred tax assets and liabilities at the new tax rate and recorded a one-time noncash tax expense of $620 to deferred income taxes for the year ended December 31, 2017 . This expense resulted in the Company’s higher effective tax rate for that year.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 13 - INCOME TAXES (CONTINUED)

The income tax expense consists of the following for the years ended December 31:

	2018	2017	2016
Income tax expense
Current	$992	$1,438	$1,978
Deferred	380	504	235
Total provision for income tax expense	$1,372	$1,942	$2,213

A reconciliation of the income tax expense for the years ended December 31, 2018, 2017 and 2016 from the “expected” tax expense computed by applying the statutory federal income tax rate of 21 percent for 2018 and 34 percent for 2017 and 2016 to income before income taxes is as follows:

	2018		2017		2016
Computed “expected” tax expense	$2,495	21%	$2,756	34%	$3,437	34%

Increase (decrease) in tax expense resulting from:
Federal income tax rate change	—	—%	620	8%	—	—%
State tax expense, net of federal tax effect	551	5%	331	4%	404	4%
Tax exempt interest	(1,422)	(12)%	(1,452)	(18)%	(923)	(9)%
Disallowed interest expense	290	2%	193	2%	56	1%
Incentive stock options	19	—%	33	—%	22	—%
Cash surrender value of life insurance contracts	(249)	(2)%	(285)	(4)%	(255)	(3)%
Officers life insurance expense	—	—%	—	—%	7	—%
Excess tax benefit from stock compensation	(88)	(1)%	(184)	(2)%	(478)	(5)%
Nondeductible merger expenses	12	—%	173	2%	—	—%
Federal and state tax credits	(1,102)	(9)%	(667)	(8)%	(499)	(5)%
Benefit of subsidiary net loss	—	—%	—	—%	—	—%
Subsidiary disregarded for federal taxes	763	6%	347	4%	378	4%
Others as a group	103	1%	77	1%	64	1%
Total income tax expense	$1,372	11%	$1,942	23%	$2,213	22%

The Company files a separate Federal tax return for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Company and non-controlling members for Federal purposes.

The Company’s income tax filings from the years ending December 31, 2015 to present remain open to examination by tax jurisdictions.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 13 - INCOME TAXES (CONTINUED)

Significant components of deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Organizational and start-up costs	$68	$98
Core deposit intangible	(2,046)	(215)
Acquisition fair value adjustments	817	30
Allowance for loan losses	2,577	1,876
Loan fees (costs)	(1)	60
Other real estate	577	—
Premises and equipment	(791)	(427)
Unrealized (gain) loss on available for sale securities	1,115	(528)
Unrealized loss on derivatives	187	7
Non-accrual loans	280	170
Acquired net operating losses	2,966	—
Acquired tax credits net of basis adjustments	1,005	—
Deferred compensation	443	—
Other	231	28
Total	$7,428	$1,099

State	$688	$114
Federal	6,740	985
Net deferred tax asset	$7,428	$1,099

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2018, it was more likely than not that all deferred tax assets would be realized.

At December 31, 2018, related to the merger with Community First, Inc., the Company has a federal net operating loss carryforward of $14,126, which begins expiring in 2031and the Company is limited to utilizing $1,215 annually.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 14 - STOCK-BASED COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $923, $616 and $251 for 2018, 2017 and 2016, respectively. The excess income tax benefit was $88, $184 and $478 for 2018, 2017 and 2016, respectively.

Stock Option Plan
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

A summary of the activity in the stock option plan for the periods ended December 31, 2018, 2017 and 2016, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	708,921	$10.73
Granted	41,500	15.57
Exercised	(476,889)	10.03
Forfeited or expired	(31,991)	10.61
Outstanding at December 31, 2016	241,541	12.96	5.41 years	$2,065
Exercisable at December 31, 2016	144,941	12.11	3.25 years	1,363
Vested and anticipated vesting shares as of December 31, 2016	238,643	12.89	5.41 years	2,003
Granted	15,500	23.55
Exercised	(72,080)	11.42
Forfeited or expired	(14,200)	14.06
Outstanding at December 31, 2017	170,761	14.48	5.73 years	1,905
Exercisable at December 31, 2017	95,861	13.00	3.75 years	1,212
Vested and anticipated vesting shares as of December 31, 2017	168,514	14.45	5.73 years	1,848
Granted	25,500	28.00	9.58 years
Exercised	(30,001)	13.27	3.63 years
Forfeited or expired	(7,000)	18.20	8.40 years
Outstanding at December 31, 2018	159,260	16.72	6.04 years	1,146
Exercisable at December 31, 2018	88,060	13.45	4.32 years	847
Vested and anticipated vesting shares as of December 31, 2018	157,124	$16.67	6.01 years	$1,002

NOTE 14 - STOCK-BASED COMPENSATION (CONTINUED)

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

A summary of changes in the Company's non-vested options for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2016	84,160	$2.90
Granted	41,500	3.89
Vested	(24,260)	2.76
Forfeited	(4,800)	2.92
Non-vested options at December 31, 2016	96,600	3.36
Granted	15,500	6.66
Vested	(23,000)	6.95
Forfeited	(14,200)	3.18
Non-vested options at December 31, 2017	74,900	4.14
Granted	25,500	7.10
Vested	(22,200)	6.69
Forfeited	(7,000)	4.77
Non-vested options at December 31, 2018	71,200	$5.28

Information related to the stock option plan during each year follows and assumes a 3% forfeiture rate:

	2018	2017	2016
Intrinsic value of options exercised	$344	$827	$2,272
Cash received from option exercises	398	823	4,772
Tax benefit realized from option exercises	88	184	478
Weighted average fair value of options granted	7.10	6.66	3.89

As of December 31, 2018, there was $310 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.37 years.

The fair value of options granted during 2018 and 2017 was determined using the following assumptions as of the grant date, resulting in an estimated fair value per option of $6.89 and $6.46, respectively.

	2018	2017			2016
Risk-free interest rate	2.95%	2.30%	—	2.45%	1.33%	—	2.45%
Expected term (in years)	6.5 years	6.5 years			6.5	—	10 years
Expected stock price volatility	23.50%	24%	—	29.90%	21%	—	24.00%
Dividend yield	1.14%	0.98%	—	1.02%	1.02%	—	1.57%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 14 - STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Plan
On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation.

The following table shows the activity related to non-vested restricted stock for the periods ended December 2018, 2017 and 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	30,500	$13.65
Granted	23,800	15.24
Vested	(3,835)	14.54
Forfeited	(2,000)	13.65
Non-vested shares at December 31, 2016	48,465	14.36
Granted	50,050	23.65
Vested	(13,016)	14.21
Forfeited	(3,000)	14.18
Non-vested shares at December 31, 2017	82,499	20.03
Granted	51,710	27.55
Vested	(21,999)	15.95
Forfeited	(1,550)	25.17
Non-vested shares at December 31, 2018	110,660	$24.28

The shares issued had a average market value of $25.14 per share in 2018, $23.65 per share in 2017 and $15.24 in 2016. The shares vest over periods ranging from one to three years. As of December 31, 2018, there was $1,704 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be charged over a weighted-average period of 1.6 years. In 2018, 2017 and 2016 , the fair value of share awards vested totaled $439, $368 and $60.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 15 - CAPITAL

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2018 and 2017 the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

Actual and required capital amounts and ratios are presented below as of December 31, 2018 and 2017.

	Actual Regulatory Capital		Minimal Capital Adequacy		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	61,064	4.50%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	81,451	6.00%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	108,550	8.00%	133,991	9.875%	135,688	10.00%
Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	61,024	4.50%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	81,366	6.00%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	108,525	8.00%	133,961	9.875%	135,657	10.00%

December 31, 2017
Company
Tier I leverage	$126,234	11.89%	$42,467	4.00%	$42,467	4.000%	$53,084	5.00%
Common equity Tier 1	126,234	13.90%	40,867	4.50%	52,219	5.750%	59,030	6.50%
Tier I risk-based capital	126,234	13.90%	54,489	6.00%	65,841	7.250%	72,653	8.00%
Total risk-based capital	135,965	14.97%	72,660	8.00%	84,013	9.250%	90,825	10.00%
Bank
Tier I leverage	$123,862	11.68%	$42,418	4.00%	$42,418	4.000%	$53,023	5.00%
Common equity Tier 1	123,862	13.67%	40,774	4.50%	52,100	5.750%	58,896	6.50%
Tier I risk-based capital	123,862	13.67%	54,365	6.00%	65,691	7.250%	72,487	8.00%
Total risk-based capital	133,593	14.74%	72,506	8.00%	83,835	9.250%	90,633	10.00%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 15 - CAPITAL (CONTINUED)

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

On December 4, 2018, the Company authorized a stock repurchase plan pursuant to which the Company may purchase up to $12 million of shares of the Company’s outstanding common stock, par value $1.00 per share. Stock repurchases under the plan will be made from time to time in the open market or privately negotiated transactions, or otherwise, at the discretion of management of the Company and in accordance with applicable legal requirements. The timing and amount of share repurchases under the plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements. The Company currently anticipates the stock repurchase plan will remain in effect through December 31, 2019, unless the entire authorized amount of shares is sooner repurchased. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the plan may be extended, modified, amended, suspended, or discontinued at any time.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $78,200 at December 31, 2018, and 2017. At December 31, 2018 and 2017, the Company did not have outstanding balances for these federal funds lines. The Company also has an unsecured line of credit at CDC Deposits Network with availability of $20,000. The Company did not have a balance outstanding related to this line at December 31, 2018. The Company had a balance outstanding under this line at December 31, 2017 of $2,000.The Company also may access borrowings utilizing the Federal Reserve bank discount window of $11,166 and $12,900 at December 31, 2018 and 2017, respectively. There were no funds advanced from the discount window at December 31, 2018 or 2017.

At December 31, 2018 and 2017, the Company has $310,454 and $208,829 in standby letters of credit with the Federal Home Loan Bank pledged to secure municipal deposits.

At December 31, 2018, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers as defined in the agreements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 17 - LEASES

A summary of the Company’s leased facilities (other than month-to-month agreements) follows:

	Base Lease	Renewal	Escalation
Property Description (In Tennesee unless noted)	Expiration Date	Terms	Clause
1736 Carothers Parkway, Brentwood	February 28, 2025	15 years	3% annually
6005 Nolensville Road, Nashville	September 30, 2018	—	3% annually
5109 Peter Taylor Park Drive, Brentwood	July 31, 2016	10 years	3% annually
101 Creekstone Boulevard, Franklin	March 31, 2020	10 years	2% annually
105 Continental Place, Brentwood	December 31, 2020	—	3% annually
633 Chestnut St., Chattanooga	October 31, 2028	10 years	2% annually
6100 Tower Circle, Franklin	December 31, 2027	—	2.5% annually
1835 E. Northfield Blvd. Murfreesboro	September 30, 2027	5 years	3% annually
1412 Trotwood Ave., Columbia	December 31, 2021	—	None
4108 Hillsboro Pike, Nashville	October 31, 2021	—	10% after 5th year of initial term and 12% thereafter for renewals

The Company has classified all leases as operating lease agreements for office space, copiers, and an automobile. Future minimum rental payments required under the terms of the non-cancellable leases are as follows:

Year Ending
December 31,
2019	$2,216
2020	2,254
2021	1,943
2022	1,649
2023	1,685
Thereafter	4,650
Total	$14,397

Total rent expense under the leases amounted to $2,536, $2,055 and $1,954, respectively, during the years ended December 31, 2018, 2017 and 2016.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2018 and 2017 were as follows:

	2018	2017
Unused lines of credit
Fixed	$44,053	$49,637
Variable	209,898	135,951
Standby letters of credit	16,544	13,176
Total	$270,496	$198,764

NOTE 19 - DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $60,000 as of December 31, 2018, were designated as cash flow hedges of certain Federal Home Loan Bank borrowings and subordinated debentures which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 19 - DERIVATIVES (CONTINUED)

Interest Rate Swaps Designated as Cash Flow Hedges, (Continued)
Summary information related to the interest rate swaps designated as cash flow hedges for the year ended December 31, 2018 is as follows:

Notional amounts	$60,000
Weighted average pay rates	3.338%
Weighted average receive rates	2.856%
Weighted average maturity	4.47 years
Unrealized losses	$1,153

Cash Flow Hedges
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
December 31, 2016
Interest rate contracts	$—	$—	$—
December 31, 2017
Interest rate contracts	—	—	—
December 31, 2018
Interest rate contracts	$(1,153)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Total included in other assets	$—	$—	$—	$—

Included in other liabilities:
Interest rate swaps related to
subordinate debentures	$10,000	$174	$—	$—

Interest rate swaps related to
Federal Home Loan Bank borrowings	50,000	979	—	—
Total included in other liabilities	$60,000	$1,153	$—	$—

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 19 - DERIVATIVES (CONTINUED)

Fair Value Hedges
The following table reflects the fair value hedges included in the Consolidated Statements of Operations as of December 31:

Interest rate contracts	Location	2018	2017	2016
Change in fair value on interest
rate swaps hedging investments	Interest income	$462	$47	$422

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$16,902	$467	$9,882	$155

Total included in other assets	$16,902	$467	$9,882	$155

Included in other liabilities:
Interest rate swaps related to investments	$4,203	$30	$11,623	$180

Total included in other liabilities	$4,203	$30	$11,623	$180

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 20 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS) for the years ended December 31,:

	Year Ended
	2018	2017	2016
Basic EPS Computation
Net income attributable to common shareholders	$14,085	$7,246	$8,936
Weighted average common shares outstanding	11,389,122	8,151,492	7,586,993
Basic earnings per common share	$1.24	$0.89	$1.18
Diluted EPS Computation
Net income attributable to common shareholders	$14,085	$7,246	$8,936
Weighted average common shares outstanding	11,389,122	8,151,492	7,586,993
Dilutive effect of stock options and restricted shares	79,667	87,809	104,500
Adjusted weighted average common shares outstanding	11,468,789	8,239,301	7,691,493
Diluted earnings per common share	$1.23	$0.88	$1.16

Stock options for common stock and restricted shares totaling 62,910, 10,500 and 2,500 were not considered in computing diluted earnings per common share for 2018, 2017 and 2016, respectively, because they were antidilutive.

NOTE 21 - SEGMENT REPORTING

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 21 - SEGMENT REPORTING (CONTINUED)

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$53,008	$821	$—	$53,829
Provision for loan losses	1,035	—	—	1,035
Noninterest income	5,232	4,595	(181)	9,646
Noninterest expense	41,512	9,049	—	50,561
Income tax expense (benefit)	1,608	(236)	—	1,372
Net income (loss)	14,085	(3,397)	(181)	10,507
Noncontrolling interest in net loss of subsidiary	—	3,397	181	3,578
Net income attributable to common shareholders	$14,085	$—	$—	$14,085

	Year Ended December 31, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$33,761	$726	$—	$34,487
Provision for loan losses	1,316	—	—	1,316
Noninterest income	2,333	3,805	(128)	6,010
Noninterest expense	25,524	5,552	—	31,076
Income tax expense (benefit)	2,008	(66)	—	1,942
Net income	7,246	(955)	(128)	6,163
Noncontrolling interest in net income of subsidiary	—	955	128	1,083
Net income attributable to common shareholders	$7,246	$—	$—	$7,246

	Year Ended December 31, 2016
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$32,035	$617	$—	$32,652
Provision for loan losses	968	—	—	968
Noninterest income	2,481	6,319	—	8,800
Noninterest expense	22,327	8,047	—	30,374
Income tax expense (benefit)	2,285	(72)	—	2,213
Net income	8,936	(1,039)	—	7,897
Noncontrolling interest in net income of subsidiary	—	1,039	—	1,039
Net income attributable to common shareholders	$8,936	$—	$—	$8,936

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 22 - BUSINESS COMBINATION

On January 1, 2018, pursuant to the Agreement and Plan of Merger, dated August 22, 2017, by and among Reliant Bancorp, Inc., Community First Inc., Pioneer Merger Sub, Inc., and Community First Bank & Trust, Community First, Inc. merged with and into the Reliant Bancorp, Inc. Immediately following the merger, Community First Bank & Trust merged with and into Reliant Bank, with Reliant Bank surviving. Pioneer Merger Sub, Inc. was formed to effect the merger and no longer exists.

Pursuant to the merger agreement, each outstanding share of Community First, Inc. common stock (except for excluded shares and dissenting shares) was converted into and cancelled in exchange for the right to receive 0.481 shares of Reliant Bancorp, Inc. common stock, together with cash in lieu of any fractional shares. This business combination results in expanded and more diversified market area for the Company.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First, Inc. common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	$61,958
Value of fractional shares	$25
Estimated fair value of Community First, Inc.	$61,983

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
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
During 2018, as part of the system integration of Community First, Inc., the Company determined minor adjustments were appropriate to reduce other assets by $93 and increase payables and other liabilities by $85 effective as of the acquisition date.

Pro forma data for the years ended December 31, 2017 and 2016, in the table below presents information as if the merger occurred at the beginning of each year.

	2017	2016
Net interest income	$51,031	$48,724
Net income attributable to common shareholders	$6,387	$17,660

Earnings per share - basic	$0.60	$1.84
Earnings per share - diluted	$0.60	$1.82

Supplemental pro forma earnings in the table above includes, net of tax, $564 in pro forma adjustments for both years ended December 31, 2018 and 2017. Supplemental pro forma earnings in the above table for the year ended December 31, 2017 includes $5,478 of nonrecurring costs with a related tax benefit of $536 from prior historical results. Supplemental pro forma earnings in the above table for the year ended December 31, 2016 includes $4,168 of nonrecurring income from prior historical results.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 23 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,362	$16,830	$17,570	$18,463
Net interest income	13,382	13,404	13,466	13,577
Consolidated net income	3,277	1,202	3,240	2,788
Noncontrolling interest in net loss of subsidiary	464	937	842	1,335
Net income attributable to common shareholders	3,741	2,139	4,082	4,123
Basic earnings per share	$0.33	$0.19	$0.36	$0.36
Diluted earnings per share	$0.33	$0.19	$0.36	$0.36

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,973	$9,704	$10,627	$10,854
Net interest income	7,971	8,503	9,096	8,917
Consolidated net income	1,559	1,794	1,840	970
Noncontrolling interest in net loss of subsidiary	499	393	6	185
Net income attributable to common shareholders	2,058	2,187	1,846	1,155
Basic earnings per share	$0.27	$0.28	$0.23	$0.13
Diluted earnings per share	$0.26	$0.28	$0.22	$0.13

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,914	$9,497	$8,656	$8,948
Net interest income	8,082	8,692	7,835	8,043
Consolidated net income	2,558	2,137	1,763	1,439
Noncontrolling interest in net (income) loss of subsidiary	(321)	223	605	532
Net income attributable to common shareholders	2,237	2,360	2,368	1,971
Basic earnings per share	$0.30	$0.31	$0.31	$0.26
Diluted earnings per share	$0.30	$0.31	$0.30	$0.25

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 24 - MORTGAGE OPERATIONS

During 2011, the Company and VHC Fund 1, LLC organized Reliant Mortgage Ventures, LLC (the “Venture”) for the purpose of improving the Company’s mortgage operations. The Company holds 51% of the governance rights of the Venture (and therefore consolidates the results of its operations) and 30% of the Venture’s financial rights to net profits. VHC Fund 1, LLC holds 49% of the governance rights of the Venture and 70% of the related financial rights. VHC Fund 1, LLC is controlled by an immediate family member of a member of the Company’s board of directors. Under the related operating agreement, the non-controlling member receives 70% of the profits of the Venture, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2018, 2017 and 2016) are included in non-controlling interest in net loss of subsidiary on the accompanying consolidated statements of operations. At December 31, 2018 and 2017, the Venture had a payable balance to the Company of $1,484 and $342, respectively.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to the Venture as well as rent, personnel and core processing. As of December 31, 2018, the cumulative losses to date of the Venture totaled $8,058. The Venture will have to generate net income of this amount before the Company will participate in future earnings.

NOTE 25 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED BALANCE SHEET
DECEMBER 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,985	$1,709
Investment in subsidiaries	225,446	137,765
Other assets	3,447	1,841
Total assets	$230,878	$141,315

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividend payable	$1,036	$542
Accrued expenses and other liabilities	406	636
Subordinate debentures	21,022	—
Shareholders' equity	208,414	140,137
Total liabilities and shareholders' equity	$230,878	$141,315

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 25 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31,
	2018	2017	2016
Dividends from subsidiaries	$7,521	$2,141	$3,161
Interest expense	1,277	—	—
Other expense	4,775	2,920	1,326
Income before income tax and undistributed income from subsidiaries	1,469	(779)	1,835
Income tax expense (benefit)	(1,537)	(922)	(508)
Equity in undistributed income from subsidiaries	11,079	7,103	6,593
Net income attributable to common shareholders	$14,085	$7,246	$8,936

CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,
	2018	2017	2016
Cash flows from operating activities
Net income attributable to common shareholders	$14,085	$7,246	$8,936
Reclassification of federal income tax rate change	—	(245)	—
Adjustments:
Equity in undistributed income from subsidiaries	(11,079)	(7,103)	(6,593)
Accretion related to subordinated debentures	969	—	—
Change in other assets	(1,333)	790	(219)
Change in other liabilities	(230)	595	(582)
Net cash from operating activities	2,412	1,283	1,542

Cash flows from investing activities
Investment in subsidiary	—	(21,195)	(4,772)
Net cash used in investing activities	—	(21,195)	(4,772)

Cash flows from financing activities
Dividends paid	(3,451)	(3,193)	(1,489)
Redemption of common stock	(6)	—	—
Proceeds from equity issuances, net	1,321	24,648	4,772
Net cash from (used in) financing activities	(2,136)	21,455	3,283

Net change in cash and cash equivalents	276	1,543	53
Beginning cash and cash equivalents	1,709	166	113
Ending cash and cash equivalents	$1,985	$1,709	$166

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2018, 2017 AND 2016
(Dollar amounts in thousands except per share amounts)

NOTE 26 - SUBSEQUENT EVENT

RMV entered into a lease agreement for a facility located in Arkansas subsequent to December 31, 2018. This represents a new market location for the Company, with terms of the two year lease being $6 each month.