Form 10-Q
period 2019-03-31
Reliant Bancorp, Inc.
filed 2019-05-07
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 6, 2019 was 11,294,620.

FORWARD-LOOKING STATEMENTS

Reliant Bancorp, Inc. (“Reliant Bancorp” or the “Company”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

(i)	the possibility that our asset quality will decline or that we experience greater loan losses than anticipated;

(ii)	increased levels of other real estate, primarily as a result of foreclosures;

(iii)	the impact of liquidity needs on our results of operations and financial condition;

(iv)	the effect of interest rate increases on the cost of deposits;

(v)	unanticipated weakness in loan demand or loan pricing;

(vi)	greater than anticipated adverse conditions in the national economy or local economies in which we operate, including Middle Tennessee;

(vii)	lack of strategic growth opportunities or our failure to execute on those opportunities;

(viii)	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

(ix)	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;

(x)
the impact of competition with other financial institutions and financial services providers, including pricing pressures and the resulting impact on Reliant Bancorp’s results, including as a result of compression to net interest margin;

(xi)	our ability to effectively manage problem credits;

(xii)	our ability to successfully implement efficiency initiatives on time and in amounts projected;

(xiii)	our ability to successfully develop and market new products and technology;

(xiv)	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;

(xv)	our ability to retain the services of key personnel;

(xvi)	our ability to adapt to technological changes;

(xvii)	risks associated with litigation, including the applicability of insurance coverage;

(xviii)
the vulnerability of Reliant Bank’s network and online banking portals, and the systems of parties with whom Reliant Bancorp and Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches;

(xix)	changes in state and federal laws, rules, regulations or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;

(xx)	adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and

(xxi)	general competitive, economic, political and market conditions, including economic conditions in the local markets where we operate.

You should also consider carefully the risk factors discussed in Part I of our most recent Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results, and financial condition. The risks discussed in this quarterly report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors, many of which are beyond our ability to control or predict. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
Cash and due from banks	$34,796	$34,807
Federal funds sold	409	371
Total cash and cash equivalents	35,205	35,178
Securities available for sale	310,305	296,323
Loans, net	1,250,806	1,220,184
Mortgage loans held for sale, net	9,990	15,823
Accrued interest receivable	8,389	8,214
Premises and equipment, net	21,970	22,033
Restricted equity securities, at cost	11,499	11,690
Other real estate, net	1,000	1,000
Cash surrender value of life insurance contracts	45,791	45,513
Deferred tax assets, net	4,730	7,428
Goodwill	43,642	43,642
Core deposit intangibles	7,982	8,219
Other assets	10,617	9,091

TOTAL ASSETS	$1,761,926	$1,724,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$220,966	$216,937
Interest-bearing demand	144,166	154,218
Savings and money market deposit accounts	398,366	401,308
Time	747,823	665,440
Total deposits	1,511,321	1,437,903
Accrued interest payable	990	1,063
Subordinated debentures	11,624	11,603
Federal Home Loan Bank advances	15,309	57,498
Dividends payable	1,035	1,036
Other liabilities	6,528	6,821

TOTAL LIABILITIES	1,546,807	1,515,924
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,502,285 and 11,530,810 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	11,502	11,531
Additional paid-in capital	172,886	173,238
Retained earnings	30,119	27,329
Accumulated other comprehensive gain (loss)	612	(3,684)

TOTAL STOCKHOLDERS’ EQUITY	215,119	208,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,761,926	$1,724,338
See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$16,169	$13,558
Interest and fees on loans held for sale	153	481
Interest on investment securities, taxable	503	507
Interest on investment securities, nontaxable	1,718	1,504
Federal funds sold and other	300	312

TOTAL INTEREST INCOME	18,843	16,362

INTEREST EXPENSE
Deposits
Demand	111	77
Savings and money market deposit accounts	1,130	478
Time	3,571	1,996
Federal Home Loan Bank advances and other	377	272
Subordinated debentures	193	157

TOTAL INTEREST EXPENSE	5,382	2,980

NET INTEREST INCOME	13,461	13,382

PROVISION FOR LOAN LOSSES	—	137

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,461	13,245

NONINTEREST INCOME
Service charges on deposit accounts	884	771
Gains on mortgage loans sold, net	560	1,705
Gain on securities transactions, net	131	—
Gain on sale of other real estate	—	89
Other	363	426

TOTAL NONINTEREST INCOME	1,938	2,991

NONINTEREST EXPENSE
Salaries and employee benefits	7,265	6,954
Occupancy	1,352	1,229
Information technology	1,410	1,349
Advertising and public relations	254	89
Audit, legal and consulting	796	623
Federal deposit insurance	195	196
Merger expenses	2	177
Other operating	1,472	1,545

TOTAL NONINTEREST EXPENSE	12,746	12,162

INCOME BEFORE PROVISION FOR INCOME TAXES	2,653	4,074

INCOME TAX EXPENSE	372	797

CONSOLIDATED NET INCOME	2,281	3,277

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	1,543	464

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,824	$3,741

Basic net income attributable to common shareholders, per share	$0.34	$0.33
Diluted net income attributable to common shareholders, per share	$0.33	$0.33

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$2,281	$3,277
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of ($1,721) and $1,579 for the three months ended March 31, 2019 and 2018, respectively	4,863	(4,414)
Net unrealized losses on interest rate swap derivatives net of tax of $167 for the three months ended March 31, 2019	(470)	—
Reclassification adjustment for gains included in net income, net of tax of $34 for the three months ended March 31, 2019	(97)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4,296	(4,414)
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,577	$(1,137)

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137

Stock based compensation expense	—	—	224	—	—	—	224

Exercise of stock options	25,225	25	315	—	—	—	340

Restricted stock awards	4,500	5	(5)	—	—	—	—

Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—

Conversion shares issued to shareholders' of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983

Noncontrolling interest contributions	—	—	—	—	—	464	464

Cash dividend declared to common shareholders	—	—	—	(1,060)	—	—	(1,060)

Net income (loss)	—	—	—	3,741	—	(464)	3,277

Other comprehensive loss	—	—	—	—	(4,414)	—	(4,414)

BALANCE - MARCH 31, 2018	11,479,608	$11,480	$172,538	$19,870	$(2,937)	$—	$200,951

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2019	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414

Stock based compensation expense	—	—	250	—	—	—	250

Exercise of stock options	2,183	2	26	—	—	—	28

Restricted stock awards	3,000	3	(3)	—	—	—	—

Restricted stock and dividend forfeiture	(3,750)	(4)	4	1	—	—	1

Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)

Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543

Cash dividend declared to common shareholders	—	—	—	(1,035)	—	—	(1,035)

Net income (loss)	—	—	—	3,824	—	(1,543)	2,281

Other comprehensive income	—	—	—	—	4,296	—	4,296

BALANCE - MARCH 31, 2019	11,502,285	$11,502	$172,886	$30,119	$612	$—	$215,119

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	2019	2018
OPERATING ACTIVITIES
Consolidated net income	$2,281	$3,277
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	—	137
Deferred income taxes (benefit)	1,179	(118)
Depreciation and amortization of premises and equipment	497	396
Net amortization of securities	825	731
Net realized gains on sales of securities	(131)	—
Gains on mortgage loans sold, net	(560)	(1,705)
Stock-based compensation expense	250	224
Realization of gain on other real estate	—	(89)
Increase in cash surrender value of life insurance contracts	(278)	(303)
Mortgage loans originated for resale	(18,422)	(37,527)
Proceeds from sale of mortgage loans	24,815	60,495
Other accretion	(134)	(327)
Change in
Accrued interest receivable	(175)	(208)
Other assets	(1,433)	828
Accrued interest payable	(73)	509
Other liabilities	(1,432)	(2,103)

TOTAL ADJUSTMENTS	4,928	20,940

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,209	24,217

INVESTING ACTIVITIES
Cash received from merger	—	33,128
Activities in available for sale securities
Purchases	(20,571)	(69,815)
Sales	10,558	82,187
Maturities, prepayments and calls	2,291	2,866
Purchases of restricted equity securities	(9)	—
Redemption of restricted equity securities	200	—
Net increase in loans	(30,253)	(20,003)
Purchase of buildings, leasehold improvements, and equipment	(434)	(479)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(38,218)	27,884
	2019	2018
FINANCING ACTIVITIES
Net change in deposits	73,427	33,389
Net change in advances from Federal Home Loan Bank	(42,175)	(54,672)
Issuance of common stock, net	28	340
Redemption of common stock	(659)	—
Noncontrolling interest contributions received	1,450	210
Cash dividends paid on common stock	(1,035)	(684)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,036	(21,417)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27	30,684
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,178	20,668
CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,205	$51,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$5,455	$2,472
Taxes	$4	$1

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$6,954	$(6,607)
Unrealized gain (loss) on derivatives	$(1,139)	$614
Change in due to/from noncontrolling interest	$1,543	$464

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bancorp, Inc. began organizational activities in 2005. Reliant Bancorp, Inc. provides financial services through its offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP.  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with Reliant Bancorp, Inc.’s consolidated financial statements and related notes appearing in Reliant Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp Inc., Reliant Bank, Community First TRUPS Holding Company, which is wholly owned by Reliant Bancorp Inc., (“TRUPS”), Reliant Investment Holdings, LLC ("Holdings") of which is 100% wholly owned by Reliant Bank ("Bank"), and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. Reliant Bancorp Inc., Reliant Bank, TRUPS, Holdings and RMV, are collectively referred to herein as the “Company”. As described in the notes to our annual consolidated financial statements, all significant inter-company balances and transactions have been eliminated in consolidation. As described in Note 12, Reliant Bancorp, Inc. and Community First, Inc. merged effective January 1, 2018. The accounting and reporting policies of the Company conform to U.S. GAAP and general practices in the banking industry.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, the valuation of other real estate, the valuation of debt and equity securities, the valuation of deferred tax assets and fair values of financial instruments.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

The consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain reclassifications were made to the March 31, 2018 financial statement presentation in order to conform to the March 31, 2019 financial statement presentation. Total stockholders' equity and net income are unchanged due to these reclassifications.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive gain (loss) at March 31, 2019 and accumulated other comprehensive income at December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$566	$—	$(4)	$562
State and municipal	234,736	4,395	(786)	238,345
Corporate bonds	3,130	—	(112)	3,018
Mortgage backed securities	34,642	120	(340)	34,422
Asset backed securities	31,048	—	(590)	30,458
Time deposits	3,500	—	—	3,500
Total	$307,622	$4,515	$(1,832)	$310,305

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$568	$—	$(14)	$554
State and municipal	232,589	879	(4,170)	229,298
Corporate bonds	3,130	—	(113)	3,017
Mortgage backed securities	32,172	34	(248)	31,958
Asset backed securities	28,635	—	(639)	27,996
Time deposits	3,500	—	—	3,500
Total	$300,594	$913	$(5,184)	$296,323

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at March 31, 2019 and December 31, 2018 had a carrying amount of $84,506 and $70,097, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at March 31, 2019 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage and asset backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$2,755	$2,757
Due in one to five years	4,722	4,711
Due in five to ten years	11,301	11,334
Due after ten years	223,154	226,623
Mortgage backed securities	34,642	34,422
Asset backed securities	31,048	30,458
Total	$307,622	$310,305

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$562	$4	$562	$4
State and municipal	—	—	49,357	786	49,357	786
Corporate bonds	500	1	2,518	111	3,018	112
Mortgage backed securities	12,655	217	8,356	123	21,011	340
Asset backed securities	11,526	167	16,702	423	28,228	590

Total temporarily impaired	$24,681	$385	$77,495	$1,447	$102,176	$1,832

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 127 and 242 securities in an unrealized loss position as of March 31, 2019 and December 31, 2018, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2019 and December 31, 2018 were comprised as follows:

	March 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$218,767	$213,850
Real Estate
1-4 Family Residential	230,124	225,863
1-4 Family HELOC	90,944	88,112
Multi-family and Commercial	469,468	447,840
Construction, Land Development and Farmland	220,752	220,801
Consumer	17,926	20,495
Other	14,213	14,106
Total	1,262,194	1,231,067
Less
Deferred loan fees (cost)	34	(9)
Allowance for possible loan losses	11,354	10,892

Loans, net	$1,250,806	$1,220,184

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2019:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$1,751	$4,429	$2,500	$1,333
Charge-offs	(6)	—	—	(17)
Recoveries	240	34	—	212
Provision	(111)	130	150	(169)
Ending balance	$1,874	$4,593	$2,650	$1,359

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$656	$184	$39	$10,892
Charge-offs	—	(11)	—	(34)
Recoveries	—	10	—	496
Provision	14	(12)	(2)	—
Ending balance	$670	$171	$37	$11,354

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(308)	—	—	—
Recoveries	143	2	41	8
Provision	112	101	(329)	223
Ending balance	$2,485	$3,269	$2,146	$1,004

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(16)	(9)	(339)
Recoveries	2	1	5	202
Provision	41	(12)	1	137
Ending balance	$632	$156	$39	$9,731

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$191	$—	$17	$—
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	1,683	4,593	2,633	1,359
Total	$1,874	$4,593	$2,650	$1,359
Loans
Individually evaluated for impairment	$413	$2,786	$1,070	$1,682
Acquired with credit impairment	40	227	1,743	257
Collectively evaluated for impairment	218,314	466,455	217,939	228,185
Total	$218,767	$469,468	$220,752	$230,124

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$208
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	670	171	37	11,146
Total	$670	$171	$37	$11,354
Loans
Individually evaluated for impairment	$—	$—	$—	$5,951
Acquired with credit impairment	—	11	—	2,278
Collectively evaluated for impairment	90,944	17,915	14,213	1,253,965
Total	$90,944	$17,926	$14,213	$1,262,194

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Non-accrual loans by class of loan were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$439	$279
Multi-family and Commercial Real Estate	—	—
Construction, Land Development and Farmland	1,294	1,294
1-4 Family Residential Real Estate	2,802	2,556
1-4 Family HELOC	—	—
Consumer	47	65
Total	$4,582	$4,194

Performing non-accrual loans totaled $1,886 and $2,010 at March 31, 2019 and December 31, 2018, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at March 31, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$556	$40	$413	$453	$191
Multi-family and Commercial Real Estate	3,289	3,013	—	3,013	—
Construction, Land Development and Farmland	3,201	2,642	171	2,813	17
1-4 Family Residential Real Estate	2,188	1,939	—	1,939	—
Consumer	17	11	—	11	—
Total	$9,251	$7,645	$584	$8,229	$208

Individually impaired loans by class of loans were as follows at December 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,247	$765	$253	$1,018	$38
Multi-family and Commercial Real Estate	1,670	1,391	—	1,391	—
Construction, Land Development and Farmland	3,920	3,360	172	3,532	17
1-4 Family Residential Real Estate	2,243	1,508	—	1,508	—
Consumer	29	23	—	23	—
Total	$9,109	$7,047	$425	$7,472	$55

The average balances of impaired loans for the three months ended March 31, 2019 and 2018 was as follows:

	2019	2018
Commercial, Industrial and Agricultural	$736	$3,939
Multi-family and Commercial Real Estate	2,202	3,155
Construction, Land Development and Farmland	3,173	5,621
1-4 Family Residential Real Estate	1,724	2,821
1-4 Family HELOC	—	90
Consumer	17	126
Total	$7,852	$15,752

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company utilizes a risk grading system to monitor the credit quality of the Company’s commercial loan portfolio which consists of commercial, industrial and agricultural, commercial real estate and construction loans. Loans are graded on a scale of 1 to 9. Grades 1 to 5 are pass credits, grade 6 is special mention, grade 7 is substandard, grade 8 is doubtful and grade 9 is loss. A description of the risk grades are as follows:

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
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Credit quality indicators by class of loan were as follows at March 31, 2019:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, Industrial and Agricultural	$217,332	$292	$1,103	$40	$218,767
1-4 Family Residential Real Estate	226,907	—	3,217	—	230,124
1-4 Family HELOC	90,944	—	—	—	90,944
Multi-family and Commercial Real Estate	463,978	1,565	3,925	—	469,468
Construction, Land Development and Farmland	219,322	456	974	—	220,752
Consumer	17,669	—	248	9	17,926
Other	14,213	—	—	—	14,213
Total	$1,250,365	$2,313	$9,467	$49	$1,262,194

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$212,761	$—	$1,089	$213,850
1-4 Family Residential Real Estate	221,546	1,125	3,192	225,863
1-4 Family HELOC	88,112	—	—	88,112
Multi-family and Commercial Real Estate	442,127	3,135	2,578	447,840
Construction, Land Development and Farmland	218,053	579	2,169	220,801
Consumer	20,236	—	259	20,495
Other	14,106	—	—	14,106
Total	$1,216,941	$4,839	$9,287	$1,231,067

Past due status by class of loan was as follows at March 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$167	$85	$1,001	$1,253	$217,514	$218,767
1-4 Family Residential Real Estate	2,129	208	2,073	4,410	225,714	230,124
1-4 Family HELOC	5	—	—	5	90,939	90,944
Multi-family and Commercial Real Estate	511	19	—	530	468,938	469,468
Construction, Land Development and Farmland	6	—	171	177	220,575	220,752
Consumer	33	11	17	61	17,865	17,926
Other	—	—	—	—	14,213	14,213
Total	$2,851	$323	$3,262	$6,436	$1,255,758	$1,262,194

Past due status by class of loan was as follows at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$22	$153	$279	$454	$213,396	$213,850
1-4 Family Residential Real Estate	1,104	335	1,203	2,642	223,221	225,863
1-4 Family HELOC	50	—	—	50	88,062	88,112
Multi-family and Commercial Real Estate	—	104	—	104	447,736	447,840
Construction, Land Development and Farmland	214	—	171	385	220,416	220,801
Consumer	11	30	46	87	20,408	20,495
Other	—	—	—	—	14,106	14,106
Total	$1,401	$622	$1,699	$3,722	$1,227,345	$1,231,067

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

There were two loans totaling $566 past due 90 days or more and still accruing interest at March 31, 2019. There was a loan totaling $6 past due 90 days or more and still accruing interest at December 31, 2018.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2019 and 2018:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
March 31, 2019
1-4 Family Residential	—	$—	$—
Multi-family and Commercial Real Estate	—	—	—
Total	—	$—	$—

March 31, 2018
1-4 Family Residential	1	$1,254	$1,254
Total	1	$1,254	$1,254

One modification that occurred during the three months ended March 31, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$63	$63
Multi-family and Commercial Real Estate	229	233
Construction, Land Development and Farmland	1,950	1,958
1-4 Family Residential Real Estate	319	324
1-4 Family HELOC	—	—
Consumer	17	18
Total outstanding balance	2,578	2,596
Less remaining purchase discount	300	300
Allowance for loan losses	—	—
Carrying amount, net of allowance	$2,278	$2,296

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the quarters and three months ended March 31, 2019 and 2018:

	2019	2018
Balance at January 1,	$110	$—
New loans purchased	—	260
Loan charge offs	—	—
Accretion income	—	(38)
Balance at March 31,	110	222

NOTE 4 - OTHER REAL ESTATE

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sell which totaled $1,650. Expenses related to other real estate totaled $6 and $3 for the quarters ended March 31, 2019 and 2018, respectively.

At March 31, 2019, there were two 1-4 Family Residential loans with related balances totaling $1,902 and a Commercial, Industrial and Agricultural loan, with a related balance of $160, in the process of foreclosure.

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
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$562	$—	$562	$—
State and municipal	238,345	—	238,345	—
Corporate bonds	3,018	—	3,018	—
Mortgage backed securities	34,422	—	34,422	—
Asset backed securities	30,458	—	30,458	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	101	—	101	—

Liabilities
Interest rate swaps	$1,955	$—	$1,955	$—

December 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$554	$—	$554	$—
State and municipal	229,298	—	229,298	—
Corporate bonds	3,017	—	3,017	—
Mortgage backed securities	31,958	—	31,958	—
Asset backed securities	27,996	—	27,996	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	467	—	467	—

Liabilities
Interest rate swaps	$1,183	$—	$1,183	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets
Impaired loans	$376	$—	$—	$376
Other real estate owned	1,000	—	—	1,000

December 31, 2018
Assets
Impaired loans	$370	$—	$—	$370
Other real estate owned	1,000	—	—	1,000

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2019 and December 31, 2018:

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at March 31, 2019 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$34,796	$34,796	$34,796	$—	$—
Federal funds sold	409	409	—	409	—
Loans, net	1,250,806	1,235,864	—	—	1,235,864
Mortgage loans held for sale	9,990	10,066	—	10,066	—
Accrued interest receivable	8,389	8,389	—	8,389	—
Restricted equity securities	11,499	11,499	—	11,499	—
Financial liabilities
Deposits	$1,511,321	$1,509,732	$—	$—	$1,509,732
Accrued interest payable	990	990	—	990	—
Subordinate debentures	11,624	11,993	—	—	11,993
Federal Home Loan Bank advances	15,309	15,277	—	—	15,277

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$34,807	$34,807	$34,807	$—	$—
Federal funds sold	371	371	—	371	—
Loans, net	1,220,184	1,206,574	—	—	1,206,574
Mortgage loans held for sale	15,823	15,871	—	15,871	—
Accrued interest receivable	8,214	8,214	—	8,214	—
Restricted equity securities	11,690	11,690	—	11,690	—
Financial liabilities
Deposits	$1,437,903	$1,434,652	$—	$—	$1,434,652
Accrued interest payable	1,063	1,063	—	1,063	—
Federal Home Loan Bank advances	57,498	57,434	—	—	57,434

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

A summary of the activity in the stock option plan for the three months ended March 31, 2019 as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	159,260	$16.72	6.04	$1,146
Granted	1,000	$22.67	10.00
Exercised	(2,183)	$12.37	5.69
Forfeited or expired	(2,600)	$19.90	7.95
Outstanding at March 31, 2019	155,477	$16.75	5.79	$1,023
Exercisable at March 31, 2019	87,877	$13.49	4.10	$780

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2019	71,200	$5.28
Granted	1,000	$6.57
Vested	(2,000)	$3.55
Forfeited	(2,600)	$5.03
Non-vested options at March 31, 2019	67,600	$5.36

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

Stock Option Plan, Continued
As of March 31, 2019, there was $283 of unrecognized future compensation expense to be recognized related to stock options.

Equity Incentive Plan
On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity
Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation.

The following table shows the activity related to non-vested restricted stock for the three months ended March 31, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	110,660	$24.28
Granted	3,000	21.77
Vested	—	—
Forfeited	(3,750)	23.31
Non-vested shares at March 31, 2019	109,910	$24.25

The restricted shares vest over periods ranging from one to three years. As of March 31, 2019, there was $1,472 of unrecognized compensation cost related to non-vested restricted share awards.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Basel III establishes a “capital conservation buffer” of 2.5% which began phasing in on January 1, 2016, at a rate of 0.625% per year. The buffer became fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

Actual and required capital amounts and ratios are presented below as of March 31, 2019 and December 31, 2018.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Company
Tier I leverage	$171,606	10.23%	$67,099	4.000%	$83,874	5.000%
Common equity tier 1	159,982	11.50%	97,380	7.000%	90,425	6.500%
Tier I risk-based capital	171,606	12.34%	118,205	8.500%	111,252	8.000%
Total risk-based capital	183,385	13.19%	145,985	10.500%	139,033	10.000%

Bank
Tier I leverage	$167,447	9.99%	$67,046	4.000%	$83,807	5.000%
Common equity tier 1	167,447	12.07%	97,111	7.000%	90,174	6.500%
Tier I risk-based capital	167,447	12.07%	117,920	8.500%	110,984	8.000%
Total risk-based capital	179,226	12.92%	145,656	10.500%	138,720	10.000%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.000%	$81,347	5.000%
Common equity tier 1	157,273	11.59%	86,507	6.375%	88,203	6.500%
Tier I risk-based capital	168,876	12.44%	106,905	7.875%	108,602	8.000%
Total risk-based capital	180,193	13.28%	133,991	9.875%	135,688	10.000%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.000%	$81,272	5.000%
Common equity tier 1	165,308	12.19%	86,451	6.375%	88,146	6.500%
Tier I risk-based capital	165,308	12.19%	106,792	7.875%	108,488	8.000%
Total risk-based capital	176,625	13.02%	133,961	9.875%	135,657	10.000%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS):

	Three Months Ended March 31,
	2019	2018
Basic EPS Computation
Net income attributable to common shareholders	$3,824	$3,741
Weighted average common shares outstanding	11,405,438	11,385,323
Basic earnings per common share	$0.34	$0.33
Diluted EPS Computation
Net income attributable to common shareholders	$3,824	$3,741
Weighted average common shares outstanding	11,405,438	11,385,323
Dilutive effect of stock options, restricted shares and employee stock purchase plan	81,707	92,611
Adjusted weighted average common shares outstanding	11,487,145	11,477,934
Diluted earnings per common share	$0.33	$0.33

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
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,373	$88	$—	$13,461
Provision for loan losses	—	—	—	—
Noninterest income	1,378	575	(15)	1,938
Noninterest expense (excluding merger expense)	10,445	2,299	—	12,744
Merger expense	2	—	—	2
Income tax expense (benefit)	480	(108)	—	372
Net income (loss)	3,824	(1,528)	(15)	2,281
Noncontrolling interest in net loss of subsidiary	—	1,528	15	1,543
Net income attributable to common shareholders	$3,824	$—	$—	$3,824

	Three Months Ended March 31, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,044	$338	$—	$13,382
Provision for loan losses	137	—	—	137
Noninterest income	1,288	1,748	(45)	2,991
Noninterest expense (excluding merger expense)	9,451	2,534	—	11,985
Merger expense	177	—	—	177
Income tax expense (benefit)	826	(29)	—	797
Net income (loss)	3,741	(419)	(45)	3,277
Noncontrolling interest in net loss of subsidiary	—	419	45	464
Net income attributable to common shareholders	$3,741	$—	$—	$3,741

NOTE 10 - DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $60,000 as of March 31, 2019 , were designated as cash flow hedges of certain certificates of deposits and subordinated debentures which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

Summary information related to the interest rate swaps designated as cash flow hedges as of March 31, 2019, is as follows:

Notional amounts	$60,000
Weighted average pay rates	3.338%
Weighted average receive rates	3.060%
Weighted average maturity	4.22 years
Unrealized losses	$1,790

Cash Flow Hedges
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the period ended:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
March 31, 2019
Interest rate contracts	$(637)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to
subordinate debentures	$10,000	$284	$10,000	$174

Interest rate swaps related to
Certificates of deposits	50,000	1,506	—	—
Federal Home Loan Bank borrowings	—	—	50,000	979
Total included in other liabilities	$60,000	$1,790	$60,000	$1,153

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Fair Value Hedges
The following table reflects the fair value hedges included in the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, respectively:

Interest rate contracts	Location	March 31, 2019	December 31, 2018
Change in fair value on interest
rate swaps hedging investments	Interest income	$(501)	$614

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$10,668	$101	$16,902	$467

Total included in other assets	$10,668	$101	$16,902	$467

Included in other liabilities:
Interest rate swaps related to investments	10,437	165	4,203	30

Total included in other liabilities	$10,437	$165	$4,203	$30

NOTE 11 – INCOME TAXES

Income tax expense for the three months ended March 31, 2019 and 2018 was $372 and $797. The decline is attributable to; a lower income before tax level, an increased level of tax-exempt income in 2019, increased utilization of state tax credit lending programs, and there were no non-deductible merger expenses in 2019. The effective tax rate for the three months ended March 31, 2019 and 2018 was 14% and 20%, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First common stock outstanding as of December 31, 2017	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	61,958
Value of fractional shares	25
Estimated fair value of Community First, Inc.	$61,983

Allocation of Purchase Price
Total consideration above	$61,983
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	(33,128)
Time deposits in other financial institutions	(23,309)
Investment securities available for sale	(69,078)
Loans, net of unearned income	(313,040)
Mortgage loans held for sale, net	(910)
Accrued interest receivable	(1,165)
Premises and equipment	(9,585)
Restricted equity securities	(1,726)
Cash surrender value of life insurance contracts	(10,664)
Other real estate owned	(1,650)
Deferred tax asset, net	(4,885)
Core deposit intangible	(7,888)
Other assets	(1,795)
Deposits—noninterest-bearing	80,395
Deposits—interest-bearing	352,100
Other borrowings	11,522
Payables and other liabilities	5,061
Net liabilities assumed (net assets acquired)	(29,745)
Goodwill	$32,238

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION (CONTINUED)

During 2018, as part of the system integration of Community First, the Company determined minor adjustments were appropriate to reduce other assets by $93 and increase payables and other liabilities by $85 effective as of the acquisition date.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies “Recent Authoritative Accounting Guidance” in our 2018 Form 10-K for additional information related to previously issued accounting standards updates.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2018; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2019. Revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The adoption of this standard did not have a significant impact on the Company.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment,
(iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We estimate that the effect of implementing this pronouncement will result in right to use assets of $13,804 and a corresponding liability, using the remaining contractual lease periods. We also estimate the impact on regulatory capital to be a reduction of eight basis points to the Tier 1 leverage capital ratio. Management is presently evaluating the planned renewals of existing leases. If management determines to utilize the renewals of leases then the right to use assets and corresponding liability will increase.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTE 14 - SUBSEQUENT EVENT

On May 3, 2019, in connection with the Company's stock repurchase plan, 200,000 shares were acquired at a total cost of $4,598.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events for the three months ended March 31, 2019:

•
Net income available to common shareholders totaled $3.8 million, or $0.33 per diluted common share, for the three months ended March 31, 2019 compared to $3.7 million, or $0.33 per diluted common share, during same period in 2018.

•	Loans, net of unearned income increased $31.1 million for the three months ended March 31, 2019.

•	Deposits increased $73.4 million for the three months ended March 31, 2019.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.45 percent.

In the following section the term “Company” means “Reliant Bancorp, Inc. and all of its subsidiaries” and the term “Bank” means “Reliant Bank.” The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our 10-K filed March 8, 2019. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018. The following is a brief summary of the more significant policies.

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

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses via additional capital contributions to RMV. As of March 31, 2019, RMV's cumulative losses to date totaled $9,601. RMV will have to generate net income of this amount before the Company will participate in future cash flow distributions.

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

COMPARISON RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Merger Between Reliant Bancorp, Inc. and Community First, Inc.
On December 15, 2017, the shareholders of Reliant Bancorp approved a merger with Community First, Inc. ("Community First"), which became effective on January 1, 2018 (the "Merger”). Each outstanding share of Community First common stock converted into the right to receive .481 shares of Reliant Bancorp common stock. After the Merger was completed, legacy Reliant Bancorp’s shareholders owned approximately 78.9% of the common stock of the combined company, and legacy Community First’s shareholders owned approximately 21.1% of the common stock of the combined company.
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

Earnings

Net income attributable to common shareholders amounted to $3,824, or $0.34 per basic share, for the three months ended March 31, 2019, compared to $3,741, or $0.33 per basic share, for the same period in 2018. Diluted net income attributable to common shareholders was $0.33 per share for the three months ended March 31, 2019 and March 31, 2018. The increase of 0.6% in net interest income for the three months ended March 31, 2019 compared to the same period in 2018 accounts for all of the increase in net income attributable to common shareholders. This and other components of earnings are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2019, and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,238,341	5.16	$15,463	$1,088,166	4.81	$12,872	$1,697	$895	$2,591
Loan fees	—	0.23	706	—	0.26	686	20	—	20
Loans with fees	1,238,341	5.39	16,169	1,088,166	5.07	13,558	1,716	895	2,611
Mortgage loans held for sale	10,747	5.77	153	39,235	4.97	481	(782)	454	(328)
Deposits with banks	27,643	1.73	118	50,206	1.34	166	(267)	219	(48)
Investment securities - taxable	72,464	2.82	503	72,678	2.83	507	(2)	(2)	(4)
Investment securities - tax-exempt	228,497	3.86	1,718	218,246	3.57	1,504	78	136	214
Federal funds sold and other	12,650	5.83	182	9,934	5.96	146	57	(21)	36
Total earning assets	1,590,342	5.00	18,843	1,478,465	4.61	16,362	801	1,680	2,481
Nonearning assets	140,835			134,621
Total assets	$1,731,177			$1,613,086
Interest bearing liabilities
Interest bearing demand	148,649	0.30	111	154,318	0.20	77	(19)	53	34
Savings and money market	400,328	1.14	1,130	344,641	0.56	478	88	564	652
Time deposits - retail	577,270	2.05	2,921	516,424	1.31	1,664	217	1,040	1,257
Time deposits - wholesale	106,625	2.47	650	95,743	1.41	332	42	276	318
Total interest bearing deposits	1,232,872	1.58	4,812	1,111,126	0.93	2,551	328	1,933	2,261
Federal Home Loan Bank advances	56,718	2.70	377	70,172	1.57	272	(312)	417	105
Subordinated debt	11,613	6.74	193	11,536	5.52	157	1	35	36
Total borrowed funds	68,331	3.38	570	81,708	2.13	429	(310)	451	141
Total interest-bearing liabilities	1,301,203	1.68	5,382	1,192,834	1.01	2,980	17	2,385	2,402
Net interest rate spread (%) / Net interest income ($)		3.32	$13,461		3.60	$13,382	$784	$(705)	$79
Non-interest bearing deposits	211,122	(0.24)		212,614	(0.15)
Other non-interest bearing liabilities	9,391			6,205
Stockholder's equity	209,461			201,433
Total liabilities and stockholders' equity	$1,731,177			$1,613,086
Cost of funds		1.44			0.86
Net interest margin		3.63			3.79

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Yields computed on tax-exempt instruments are on a tax equivalent basis including a state tax credit included in loan yields of $300 and $25 for the three months ended March 31, 2019 and 2018, respectively. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three months ended March 31, 2019, we recorded net interest income of approximately $13.5 million which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.63%. For the three months ended March 31, 2018, we recorded net interest income of approximately $13.4 million, which resulted in a net interest margin of 3.79%. The main factor contributing to the slight increase in our net interest income was our increase in our loans and the related yield. It was partially offset by the increase in our cost of funds.

Our year-over-year average loan volume increased by approximately 13.8% for the first three months of 2019 compared to the first three months of 2018. Our combined loan and loan fee yield increased from 5.07% to 5.39% for the first three months of 2019 compared to 2018. The increased yield for the three months ended March 31, 2019 is attributable to a 34 basis points increase in contractual loan yields, a nine basis points increase in state tax credits, and partially offset by an eight basis points decrease in purchase accounting accretion and a three basis points decrease in loan fees.

Our tax equivalent yield on tax-exempt investments increased to 3.86% for the three months ended March 31, 2019, from 3.57% for the same period in 2018. This increase was driven by investment restructurings in the first quarter of 2018. Our year-over-year average tax-exempt investment volume increased by approximately 4.7% for the first three months of 2019 compared to the same period in 2018. Our year-over-year average taxable securities volume decreased by 0.3% for the first three months of 2019 compared to the same period in 2018. No material changes to our investment portfolio were made during the first quarter of 2019.

Our cost of funds increased to 1.44% from 0.86% for the three months ended March 31, 2019 compared to the same period in 2018. The increase in our cost of funds was driven mainly by higher rates being paid on time deposits, FHLB advances, and subordinated debt. We experienced a 0.7% decrease in our average non-interest bearing deposits from the three months ended March 31, 2018.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2019. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded no provision for loan losses for the three months ended March 31, 2019 compared to $137 for loan losses recorded for the three months ended March 31, 2018. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net recoveries for the three months ended March 31, 2019.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three months ended March 31, 2019, and 2018 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$884	$771	$113	14.7%
Securities gains, net	131	—	131	100.0%
Gains on mortgage loans sold, net	560	1,705	(1,145)	(67.2)%
Gain on sale of other real estate	—	89	(89)	(100.0)%
Other noninterest income:
Bank-owned life insurance	279	302	(23)	(7.6)%
Brokerage revenue	11	75	(64)	(85.3)%
Miscellaneous noninterest income	73	49	24	49.0%
Total other non-interest income	363	426	(63)	(14.8)%
Total non-interest income	$1,938	$2,991	$(1,053)	(35.2)%

The most significant reasons for the changes in total non-interest income during the three months ended March 31, 2019 compared to the same periods in 2018 are the fluctuation in gains on mortgage loans sold, net, the increase in service charges, and the gains on securities transactions. These and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 14.7% increase for the three months ended March 31, 2019 was driven by the changes in our fee structures.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2019, the Company sold securities classified as available for sale totaling $10,558 with a gain of $131. During the three months ended March 31, 2018, the Company sold securities classified as available for sale totaling $82,187 with no gain.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of the venture’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $560 for the three months ended March 31, 2019, compared to $1,705 for the same period in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk.

During the three months ended March 31, 2019, there was no gain or loss due to the sale of other real estate compared to a gain of $89 in the same period in 2018.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance which was $279 for the three months ended March 31, 2019, compared to $302 for the same period in 2018. The decrease relates to the introductory rate ending from our last purchase.The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on assets under management.

Non-Interest Expense

The following is a summary of our non-interest expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$7,265	$6,954	$311	4.5%
Occupancy	1,352	1,229	123	10.0%
Information technology	1,410	1,349	61	4.5%
Advertising and public relations	254	89	165	185.4%
Audit, legal and consulting	796	623	173	27.8%
Federal deposit insurance	195	196	(1)	(0.5)%
Merger expenses	2	177	(175)	(98.9)%
Other operating	1,472	1,545	(73)	(4.7)%
Total non-interest expense	$12,746	$12,162	$584	4.8%

The most significant reason for the increase in total non-interest expense of $584 or 4.8% for the three months ended March 31, 2019 is due to additional staffing for our mortgage venture and opening our new branches in Murfreesboro and Chattanooga as well as our investment in revenue producers. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $311 or 4.5% for the three months ended March 31, 2019 compared to the same period in 2018. This increase is attributable mainly to the increased staff for our mortgage venture as well as our staffing of our new branches in Murfreesboro and Chattanooga and other investments in revenue producers.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $123 or 10.0% during the three months ended March 31, 2019 when compared to the same period in 2018 due to the lease for a new executive office which opened in the second quarter of 2018, the lease for the Murfreesboro branch which opened in the third quarter of 2018, and the lease for the Chattanooga branch which opened in the fourth quarter of 2018.

Information technology costs increased by $61 or 4.5% when comparing the three months ended March 31, 2019 to the comparable period in 2018. This increase is mainly attributable to increased costs due to increasing the volume of accounts and transactions as well as our continued investment in information security and other technology.

Advertising and public relations costs increased by $165 or 185.4% when comparing the three months ended March 31, 2019 to the same period in 2018. The increase was attributable to an increase in advertising for our mortgage venture as well as cost associated with a brand initiative campaign and an increase in donations and sponsorships.

Audit, legal and consulting costs increased by $173 or 27.8% when comparing the three months ended March 31, 2019 to the same period in 2018. This increase is mainly attributable to the increase in legal fees and consulting fees incurred in connection with our mortgage venture.

Our Federal Deposit Insurance Corporation (FDIC) expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased by $1 for the three months ended March 31, 2019, compared to the same period in 2018. This slight decrease is primarily the result of a decrease of the rates charged by the FDIC which was offset by our increase in deposits.

Merger related expenses decreased by 98.9% to $2 for the three months ended March 31, 2019 when compared to the same period in 2018. These costs are considered one time expenses associated with the Merger, and most of these expected expenses have been incurred at this point.

Other operating expenses decreased by $73 or 4.7% for the three months ended March 31, 2019, compared to the same period in 2018 mainly due to the decrease in loan-related expenses such as processing costs based on volume for the three months ended March 31, 2019.

Income Taxes

During the three months ended March 31, 2019, we recorded consolidated income tax expense of $372 compared to $797 for the three months ended March 31, 2018. The Company files separate federal tax returns for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling members for federal purposes.

Our income tax expense attributable to shareholders for the three months ended March 31, 2019, reflects an effective income tax rate of 11.2% (exclusive of a tax benefit from our mortgage banking operations of $108 on pre-tax losses of $1,651), compared to 18.1% (exclusive of a tax benefit of $29 on pre-tax losses of $493 from our mortgage banking operations for the comparable period of 2018). Our tax rate for the three months ended March 31, 2019, was favorably influenced by the increase in state tax credits of $275.

Noncontrolling Interest in Net Loss of Subsidiary

Our non-controlling interest in net loss of subsidiary is solely attributable to Reliant Mortgage Ventures, LLC. Reliant Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of the mortgage venture, and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its capital contributions to the venture. The non-controlling member is required to fund the mortgage venture's losses via additional capital contributions to the mortgage venture. The venture had a net loss of $1,543 for the three months ended March 31, 2019 compared to a net loss of $464 for the same period in 2018. The increase in loss for the three months ended March 31, 2019 when compared to the same period in 2018 is mainly attributable to the increase in salaries and benefits due to the increased staff as well as legal fees and consulting fees previously mentioned. These amounts are included in our consolidated results. Also, see Note 9 for segment reporting in the consolidated financial statements included elsewhere herein.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2019 AND DECEMBER 31, 2018

Overview

The Company’s total assets were $1,761,926 at March 31, 2019 and $1,724,338 at December 31, 2018. Our assets increased by 2.2% from December 31, 2018 to March 31, 2019. The increase was substantially attributable to the growth in net loans and investments during the period of $30.6 million or 2.5% and $14.0 million or 4.7%, respectively, discussed further below. These increases were partially offset by the decline of mortgage loans held for sale by $5.8 million or 36.9%. The Company’s total liabilities were $1,546,807 at March 31, 2019 and $1,515,924 at December 31, 2018, an increase of 2.0%. The increase in liabilities from December 31, 2018 to March 31, 2019, was substantially attributable to the increase in deposits of $73.4 million or 5.1% and the increase was partially offset by the decrease in Federal Home Loan Bank (FHLB) advances of $42 million or 73.4% during the period. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously discussed the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. In the first quarter of 2017 we expanded outside Middle Tennessee into Chattanooga, one of the state’s fastest growing metropolitan markets, and with the Merger we have expanded our Middle Tennessee footprint into Maury and Hickman Counties. Total loans, net, at March 31, 2019, and December 31, 2018, were $1,250,806 and $1,220,184, respectively. This represented an increase of 2.5% from December 31, 2018 to March 31, 2019.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	March 31,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$218,767	17.3%	$213,850	17.4%
Real estate:
1-4 Family Residential	230,124	18.2%	225,863	18.3%
1-4 Family HELOC	90,944	7.2%	88,112	7.2%
Multifamily and Commercial	469,468	37.2%	447,840	36.4%
Construction, Land Development and Farmland	220,752	17.5%	220,801	17.9%
Consumer	17,926	1.4%	20,495	1.7%
Other	14,213	1.2%	14,106	1.1%
	1,262,194	100.0%	1,231,067	100.0%
Less:
Deferred loan fees (costs)	34		(9)
Allowance for possible loan losses	11,354		10,892

Loans, net	$1,250,806		$1,220,184

The table below provides a summary of PCI loans as of March 31, 2019:

March 31, 2019

Commerical, Industrial and Agricultural	$63
Real estate:
1-4 Family Residential	319
1-4 Family HELOC	—
Multifamily and Commercial	229
Construction, Land Development and Farmland	1,950
Consumer	17
Other	—
Total gross PCI loans	2,578
Less:
Remaining purchase discount	300
Allowance for possible loan losses	—

Loans, net	$2,278

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $218,767 at March 31, 2019, increased 2.3% compared to $213,850 at December 31, 2018.

Real estate loans comprised 80.1% of the loan portfolio at March 31, 2019. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 2.3% from December 31, 2018 to March 31, 2019. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $469,468 at March 31, 2019, increased 4.8% compared to the $447,840 held as of December 31, 2018. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a decrease from December 31, 2018, to March 31, 2019, of 12.5%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced an increase of 0.8% from December 31, 2018 to March 31, 2019.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2019, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$414,547	$552,364	$295,283	$1,262,194

Fixed interest rate				$768,000
Variable interest rate				494,194
Total				$1,262,194

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

At March 31, 2019, the allowance for loan losses was $11,354 compared to $10,892 at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.90% at March 31, 2019 compared to 0.88% at December 31, 2018.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	March 31, 2019	March 31, 2018
Beginning Balance, January 1	$10,892	$9,731
Loans charged off:
Commerical, Industrial and Agricultural	(6)	(308)
Real estate:
1-4 Family Residential	(17)	—
1-4 Family HELOC	—	(6)
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	—
Consumer	(11)	(16)
Other	—	(9)
Total loans charged off	(34)	(339)
Recoveries on loans previously charged off:
Commerical, Industrial and Agricultural	240	143
Real estate:
1-4 Family Residential	212	8
1-4 Family HELOC	—	2
Multifamily and Commercial	34	2
Construction, Land Development and Farmland	—	41
Consumer	10	1
Other	—	5
Total loan recoveries	496	202
Net recoveries (charge-offs)	462	(137)
Provision for loan losses	—	137
Total allowance at end of period	$11,354	$9,731
Gross loans at end of period (1)	$1,262,194	$1,105,799
Average gross loans (1)	$1,238,341	$1,088,166
Allowance to total loans	0.90%	0.88%
Net recoveries (charge-offs) to average loans (annualized)	0.15%	(0.05)%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2019			March 31, 2018
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$1,874	16.5%	17.3%	$2,485	25.5%	15.1%
Real estate:
1-4 Family Residential	1,359	12.0%	18.2%	1,004	10.3%	19.7%
1-4 Family HELOC	670	5.9%	7.2%	632	6.5%	7.6%
Multifamily and Commercial	4,593	40.5%	37.2%	3,269	33.6%	36.6%
Construction, Land Development and Farmland	2,650	23.3%	17.5%	2,146	22.1%	17.8%
Consumer	171	1.5%	1.4%	156	1.6%	1.9%
Other	37	0.3%	1.2%	39	0.4%	1.3%
	$11,354	100.0%	100.0%	$9,731	100.0%	100.0%

Nonperforming Assets

Non-performing assets consist of non-performing loans plus real estate acquired through foreclosure or deed in lieu of foreclosure. Non-performing loans by definition consist of non-accrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which generally includes a minimum performance of six months.

The following table provides information with respect to Company’s non-performing assets.

	March 31, 2019	December 31, 2018
Non-accrual loans	$4,582	$4,194
Past due loans 90 days or more and still accruing interest	566	6
Restructured loans	1,748	2,469
Total non-performing loans	6,896	6,669
Foreclosed real estate ("OREO")	1,000	1,000
Total non-performing assets	$7,896	$7,669
Total non-performing loans as a percentage of total loans	0.55%	0.54%
Total non-performing assets as a percentage of total assets	0.45%	0.44%
Allowance for loan losses as a percentage of non-performing loans	164.65%	163.32%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income taxes. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities are a significant component of the Company’s earning assets. Securities totaled $310,305 at March 31, 2019. This represents a 4.7% increase from the December 31, 2018 total of $296,323. Our growth is attributable to the Merger and the planned investment securities restructuring, mentioned previously, that began in the fourth quarter of 2017. The increase is attributable to purchasing $20,571 securities available for sale during the three months ended March 31, 2019, offset by sales of $10,558, and principal paydowns and maturities of $2,291 during the same period.

Restricted equity securities totaled $11,499 and $11,690 at March 31, 2019, and December 31, 2018, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$566	562	0.18%	$568	554	0.19%
State and municipal	234,736	238,345	76.81%	232,589	229,298	77.38%
Corporate bonds	3,130	3,018	0.97%	3,130	3,017	1.02%
Mortgage backed securities	34,642	34,422	11.09%	32,172	31,958	10.78%
Asset backed securities	31,048	30,458	9.82%	28,635	27,996	9.45%
Time deposits	3,500	3,500	1.13%	3,500	3,500	1.18%
Total	$307,622	310,305	100.00%	$300,594	296,323	100.00%

The table below summarizes the contractual maturities of securities available for sale at March 31, 2019:

	Amortized Cost	Estimated Fair Value
Due within one year	$2,755	$2,757
Due in one to five years	4,722	4,711
Due in five to ten years	11,301	11,334
Due after ten years	223,154	226,623
Mortgage backed securities	34,642	34,422
Asset backed securities	31,048	30,458
Total	$307,622	$310,305

Premises and Equipment

Premises and equipment, net, totaled $21,970 at March 31, 2019 compared to $22,033 at December 31, 2018, a net decrease of $63 or 0.3%. Premises and equipment purchases amounted to approximately $434 during the first three months of 2019 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $497. At March 31, 2019, we operated from seventeen retail banking locations as well as six stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other fifteen bank branch locations three are in Columbia, the remaining are in Franklin, Springfield, Gallatin, Nashville, Murfreesboro, Mt. Pleasant, Thompson Station, Centerville, Lyles, and Chattanooga, Tennessee. As of March 31, 2019, our mortgage loan production offices were located Brentwood, Hendersonville, and Chattanooga, Tennessee as well as two in Little Rock, Arkansas and one in Timonium, Maryland.

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

At March 31, 2019, total deposits were $1,511,321, an increase of $73,418, or 5.1%, compared to $1,437,903 at December 31, 2018. During the first three months of 2019, non-interest bearing demand deposits increased by $4.0 million, interest-bearing demand deposits decreased by $10.1 million, savings and money market deposits decreased by $2.9 million, and time deposits increased by $82.4 million. A substantial portion of the increase in the deposits is attributable to time deposits with the state of Tennessee as part of our strategy to lower our funding costs.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at March 31, 2019.

March 31, 2019
Twelve months or less	$371,657
Over twelve months through three years	14,140
Over three years	4,227
Total	$390,024

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of March 31, 2019. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	2.1%	(15)%	(2.3)%	(15)%
-100 bp	1.7%	(10)%	0.4%	(10)%
+100 bp	(1.0)%	(10)%	(0.4)%	(10)%
+200 bp	(1.7)%	(15)%	(0.3)%	(15)%
+300 bp	(2.4)%	(20)%	(0.4)%	(20)%
+400 bp	(3.5)%	(25)%	(0.9)%	(25)%

We were in compliance with our earnings simulation model policies as of March 31, 2019, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At March 31, 2019, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, Commercial Real Estate, and home equity loans, and available-for-sale securities. At March 31, 2019, advances totaled $15,309 compared to $57,498 as of December 31, 2018. The decrease in FHLB advances generally is attributable to our increase in deposits, mainly our increase in time deposits from the state of Tennessee, and the decrease in our mortgage loans held for sale and somewhat offset by our increase in loans and securities.

At March 31, 2019, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$11,000	2.52%
2020	—	—%
2021	356	2.73%
2022	711	1.22%
2023	2,600	1.94%
Thereafter	642	2.47%
	$15,309	2.36%

The Company has issued $23.0 million of subordinated debentures in connection with TRUPS issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of March 31, 2019, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its common stock or preferred stock.

Capital

Stockholders’ equity was $215,119 at March 31, 2019, an increase of $6,705, or 3.2%, from $208,414 at December 31, 2018. During the three months ended March 31, 2019, the Company raised $28 of capital through the exercise of Company stock options and purchased $659 of its common stock as part of its previously announced share repurchase program. The accretion of earnings to capital which was offset by the declared dividends, net stock purchase, and the increase in assets led to a decrease in the Bank’s March 31, 2019 Tier 1 leverage ratio to 9.99% compared with 10.17% at December 31, 2018 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $1,036 (of which $1,036 were declared in the prior year) were paid during the three months ended March 31, 2019, and common dividends of $1,035 were declared in the first quarter of 2019 and were paid subsequent to quarter end.

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

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2019 and December 31, 2018 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Company
Tier I leverage	$171,606	10.23%	$67,099	4.000%	$83,874	5.00%
Common equity Tier 1	159,982	11.50%	97,380	7.000%	90,425	6.50%
Tier I risk-based capital	171,606	12.34%	118,205	8.500%	111,252	8.00%
Total risk-based capital	183,385	13.19%	145,985	10.500%	139,033	10.00%

Bank
Tier I leverage	$167,447	9.99%	$67,046	4.000%	$83,807	5.00%
Common equity Tier 1	167,447	12.07%	97,111	7.000%	90,174	6.50%
Tier I risk-based capital	167,447	12.07%	117,920	8.500%	110,984	8.00%
Total risk-based capital	179,226	12.92%	145,656	10.500%	138,720	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	133,991	9.875%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	133,961	9.875%	135,657	10.00%

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

Off Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows at March 31, 2019:

March 31, 2019
Unused lines of credit	$261,188
Standby letters of credit	18,056
Total commitments	$279,244

Other Off Balance Sheet Arrangements

The total notional amount of swap agreements was $81,505 at March 31, 2019 and December 31, 2018. At March 31, 2019, the contracts had negative fair values totaling $1,854 recorded. At December 31, 2018, the contracts had negative fair values totaling $542 recorded.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 to January 31, 2019		$21.77	11,497	$11,750
February 1, 2019 to February 28, 2019		$21.86	11,538	$11,498
March 1, 2019 to March 31, 2019		$22.59	6,923	$11,341
Total		$21.99	29,958	$11,341

(1)	During the quarter ended March 31, 2019, no shares of common stock were purchased other than through a publicly announced plan or program of Reliant Bancorp.

(2)
On December 4, 2018, Reliant Bancorp announced a stock repurchase plan pursuant to which we may purchase, in the aggregate, up to $12 million of our common stock. This stock repurchase plan will remain in effect through December 31, 2019, unless the entire authorized amount of shares is sooner repurchased. The stock repurchase plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares, and the plan may be extended, modified, amended, suspended, or discontinued at any time.

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.
EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 6, 2018

3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018	Incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2018

4.1	Common Stock Specimen Certificate	Incorporated by reference to Exhibit 4.4 to Form S-8 filed December 19, 2018

4.2	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2

10.1	Employment Agreement, dated March 25, 2019, by and among Reliant Bancorp, Inc., Reliant Bank, and David A. Kowalski	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 29, 2019

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002	Furnished herewith.

101	Interactive Data Files	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

May 7, 2019	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)