Form 10-Q
period 2019-06-30
Reliant Bancorp, Inc.
filed 2019-08-06
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-37391
_______________________________
Reliant Bancorp, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway
Suite 100
Brentwood,
Tennessee	37027
(Address of principal executive offices)	(Zip Code)
615-221-2020
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	RBNC	The Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 2, 2019 was 11,195,062.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp, Inc. ("Reliant Bancorp") to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)
(Dollar amounts in thousands)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
Cash and due from banks	$35,917	$34,807
Federal funds sold	80	371
Total cash and cash equivalents	35,997	35,178
Securities available for sale	290,373	296,323
Loans, net	1,301,019	1,220,184
Mortgage loans held for sale, net	11,571	15,823
Accrued interest receivable	7,246	8,214
Premises and equipment, net	21,632	22,033
Restricted equity securities, at cost	11,488	11,690
Other real estate, net	1,848	1,000
Cash surrender value of life insurance contracts	46,068	45,513
Deferred tax assets, net	3,133	7,428
Goodwill	43,642	43,642
Core deposit intangibles	7,745	8,219
Other assets	12,486	9,091

TOTAL ASSETS	$1,794,248	$1,724,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$225,380	$216,937
Interest-bearing demand	144,265	154,218
Savings and money market deposit accounts	368,764	401,308
Time	811,871	665,440
Total deposits	1,550,280	1,437,903
Accrued interest payable	967	1,063
Subordinated debentures	11,644	11,603
Federal Home Loan Bank advances	11,119	57,498
Dividends payable	1,008	1,036
Other liabilities	5,287	6,821

TOTAL LIABILITIES	1,580,305	1,515,924
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,196,563 and 11,530,810 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	11,197	11,531
Additional paid-in capital	166,252	173,238
Retained earnings	33,349	27,329
Accumulated other comprehensive income (loss)	3,145	(3,684)

TOTAL STOCKHOLDERS’ EQUITY	213,943	208,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,794,248	$1,724,338
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019		2018
INTEREST INCOME
Interest and fees on loans	$16,960	$14,066	$33,129		$27,624
Interest and fees on loans held for sale	198	326	351		807
Interest on investment securities, taxable	587	453	1,090		960
Interest on investment securities, nontaxable	1,650	1,708	3,368		3,212
Federal funds sold and other	297	277	597		589

TOTAL INTEREST INCOME	19,692	16,830	38,535		33,192

INTEREST EXPENSE
Deposits
Demand	86	84	197		161
Savings and money market deposit accounts	1,051	574	2,181		1,052
Time	4,369	2,199	7,940		4,195
Federal Home Loan Bank advances and other	175	397	552		669
Subordinated debentures	198	172	391		329

TOTAL INTEREST EXPENSE	5,879	3,426	11,261		6,406

NET INTEREST INCOME	13,813	13,404	27,274		26,786

PROVISION FOR LOAN LOSSES	200	300	200		437

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,613	13,104	27,074		26,349

NONINTEREST INCOME
Service charges on deposit accounts	936	900	1,820		1,671
Gains on mortgage loans sold, net	1,225	957	1,785		2,662
Gain on securities transactions, net	175	25	306		25
Gain on sale of other real estate	—	20	—		109
Other	362	352	725		778

TOTAL NONINTEREST INCOME	2,698	2,254	4,636		5,245

NONINTEREST EXPENSE
Salaries and employee benefits	7,706	6,613	14,971		13,567
Occupancy	1,358	1,210	2,710		2,439
Information technology	1,575	1,249	2,985		2,598
Advertising and public relations	275	141	529		230
Audit, legal and consulting	690	816	1,486		1,439
Federal deposit insurance	249	224	444		420
Merger expenses	1	2,483	3		2,660
Other operating	1,272	1,305	2,744		2,850

TOTAL NONINTEREST EXPENSE	13,126	14,041	25,872		26,203

INCOME BEFORE PROVISION FOR INCOME TAXES	3,185	1,317	5,838	—	5,391

INCOME TAX EXPENSE	501	115	873		912

CONSOLIDATED NET INCOME	2,684	1,202	4,965		4,479

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	1,555	937	3,098		1,401

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,239	$2,139	$8,063		$5,880

Basic net income attributable to common shareholders, per share	$0.38	$0.19	$0.71		$0.52
Diluted net income attributable to common shareholders, per share	$0.38	$0.19	$0.71		$0.51

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$2,684	$1,202	$4,965	$4,479
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of ($1,241) and ($31) for the three months ended June 30, 2019 and 2018, respectively, and ($2,962) and $1,548 for the six months ended June 30, 2019 and 2018, respectively	3,523	36	8,386	(4,378)
Net unrealized losses on interest rate swap derivatives net of tax of $304 for the three months ended June 30, 2019 and $471 for the six months ended June 30, 2019	(861)	—	(1,331)	—
Reclassification adjustment for gains included in net income, net of tax of $46 and $7 for the three months ended June 30, 2019 and 2018, respectively, and $80 and $7 for the six months ended June 30, 2019 and 2018, respectively	(129)	(18)	(226)	(18)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,533	18	6,829	(4,396)
TOTAL COMPREHENSIVE INCOME	$5,217	$1,220	$11,794	$83

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollar amounts in thousands)
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2019	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	250	—	—	—	250
Exercise of stock options	2,183	2	26	—	—	—	28
Restricted stock awards	3,000	3	(3)	—	—	—	—
Restricted stock and dividend forfeiture	(3,750)	(4)	4	1	—	—	1
Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)
Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543
Cash dividend declared to common shareholders	—	—	—	(1,035)	—	—	(1,035)
Net income (loss)	—	—	—	3,824	—	(1,543)	2,281
Other comprehensive loss	—	—	—	—	4,296	—	4,296
BALANCE - MARCH 31, 2019	11,502,285	11,502	172,886	30,119	612	—	215,119
Stock based compensation expense	—	—	280	—	—	—	280
Exercise of stock options	24,523	25	298	—	—	—	323
Employee Stock Purchase Plan stock issuance	4,728	5	85	—	—	—	90
Restricted stock awards	5,000	5	(5)	—	—	—	—
Restricted stock and dividend forfeiture	(4,000)	(4)	4	—	—	—	—
Common stock shares redeemed	(335,973)	(336)	(7,296)	—	—	—	(7,632)
Noncontrolling interest contributions	—	—	—	—	—	1,555	1,555
Cash dividend declared to common shareholders	—	—	—	(1,009)	—	—	(1,009)
Net income (loss)	—	—	—	4,239	—	(1,555)	2,684
Other comprehensive income	—	—	—	—	2,533	—	2,533
BALANCE - JUNE 30, 2019	11,196,563	$11,197	$166,252	$33,349	$3,145	$—	$213,943
See accompanying notes to consolidated financial statements.

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137
Stock based compensation expense	—	—	224	—	—	—	224
Exercise of stock options	25,225	25	315	—	—	—	340
Restricted stock awards	4,500	5	(5)	—	—	—	—
Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—
Conversion shares issued to shareholders' of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983
Noncontrolling interest contributions	—	—	—	—	—	464	464
Cash dividends declared to common shareholders	—	—	—	(1,060)	—	—	(1,060)
Net income (loss)	—	—	—	3,741	—	(464)	3,277
Other comprehensive income	—	—	—	—	(4,414)	—	(4,414)
BALANCE - MARCH 31, 2018	11,479,608	11,480	172,538	19,870	(2,937)	—	200,951
Stock based compensation expense	—	—	148	—	—	—	148
Exercise of stock options	357	—	3	—	—	—	3
Restricted stock awards	3,000	3	(3)	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	937	937
Cash dividend declared to common shareholders	—	—	—	(919)	—	—	(919)
Net income (loss)	—	—	—	2,139	—	(937)	1,202
Other comprehensive income	—	—	—	—	18	—	18
BALANCE - JUNE 30, 2018	11,482,965	$11,483	$172,686	$21,090	$(2,919)	$—	$202,340

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Consolidated net income	$4,965	$4,479
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	200	437
Deferred income taxes (benefit)	1,880	(374)
Depreciation and amortization of premises and equipment	991	792
Net amortization of securities	1,586	1,515
Net realized gains on sales of securities	(306)	(25)
Gains on mortgage loans sold, net	(1,785)	(2,662)
Stock-based compensation expense	530	372
Realization of gain on other real estate	—	(109)
Increase in cash surrender value of life insurance contracts	(555)	(600)
Mortgage loans originated for resale	(57,816)	(70,064)
Proceeds from sale of mortgage loans	63,853	87,795
Other accretion	(380)	(471)
Change in
Accrued interest receivable	968	(565)
Other assets	(3,202)	(856)
Accrued interest payable	(96)	496
Other liabilities	(4,389)	(1,321)

TOTAL ADJUSTMENTS	1,479	14,360

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,444	18,839

INVESTING ACTIVITIES
Cash received from merger	—	33,128
Activities in available for sale securities
Purchases	(41,083)	(103,323)
Sales	52,434	92,991
Maturities, prepayments and calls	5,418	6,862
Purchases of restricted equity securities	—	(2,177)
Redemption of restricted equity securities	202	—
Net increase in loans	(81,026)	(57,337)
Purchase of buildings, leasehold improvements, and equipment	(590)	(1,372)
Proceeds from sale of other real estate	—	670

NET CASH USED IN INVESTING ACTIVITIES	(64,645)	(30,558)
	Six Months Ended June 30,
	2019	2018
FINANCING ACTIVITIES
Net change in deposits	112,388	18,298
Net change in advances from Federal Home Loan Bank	(46,352)	6,154
Issuance of common stock, net	351	343
Issuance of common stock from Employee Stock Purchase Plan	90	—
Redemption of common stock	(8,291)	—
Noncontrolling interest contributions received	2,905	560
Cash dividends paid on common stock	(2,071)	(1,602)

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,020	23,753

NET CHANGE IN CASH AND CASH EQUIVALENTS	819	12,034
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,178	20,668
CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,997	$32,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$11,357	$5,910
Taxes	$536	$1,623

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$12,099	$(6,499)
Unrealized gain (loss) on derivatives	$(2,859)	$598
Change in due to/from noncontrolling interest	$3,098	$1,401
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$848	$1,060

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019 (UNAUDITED)
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bank began organizational activities in 2005. Reliant Bancorp, Inc. provides financial services through its wholly owned bank subsidiary, Reliant Bank, which has offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP.  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with Reliant Bancorp, Inc.’s consolidated financial statements and related notes appearing in Reliant Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp Inc., Reliant Bank (the "Bank"), Community First TRUPS Holding Company ("TRUPS"), which is wholly owned by Reliant Bancorp Inc., Reliant Investment Holdings, LLC ("Holdings"), which is wholly owned by the Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. Reliant Bancorp Inc., the Bank, TRUPS, Holdings and RMV, are, collectively, referred to herein as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation. As described in Note 12 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and Community First, Inc. ("Community First") merged effective on January 1, 2018. The accounting and reporting policies of the Company conform to U.S. GAAP and general practices in the banking industry.

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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

The consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain reclassifications were made to the June 30, 2018 financial statement presentation in order to conform to the June 30, 2019 financial statement presentation. Total stockholders' equity and net income are unchanged due to these reclassifications.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$313	$—	$(1)	$312
State and municipal	212,157	8,540	(83)	220,614
Corporate bonds	3,130	2	(113)	3,019
Mortgage backed securities	37,515	190	(197)	37,508
Asset backed securities	29,430	12	(522)	28,920
Total	$282,545	$8,744	$(916)	$290,373

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$568	$—	$(14)	$554
State and municipal	232,589	879	(4,170)	229,298
Corporate bonds	3,130	—	(113)	3,017
Mortgage backed securities	32,172	34	(248)	31,958
Asset backed securities	28,635	—	(639)	27,996
Time deposits	3,500	—	—	3,500
Total	$300,594	$913	$(5,184)	$296,323

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

Securities pledged at June 30, 2019 and December 31, 2018 had a carrying amount of $59,682 and $70,097, respectively, and were pledged to collateralize Federal Home Loan Bank advances, Federal Reserve advances and municipal deposits.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value of available for sale debt securities at June 30, 2019 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage and asset backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$660	$663
Due in one to five years	938	935
Due in five to ten years	7,240	7,400
Due after ten years	206,762	214,947
Mortgage backed securities	37,515	37,508
Asset backed securities	29,430	28,920
Total	$282,545	$290,373

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and other U. S. government agencies	$—	$—	$249	$1	$249	$1
State and municipal	—	—	9,611	83	9,611	83
Corporate bonds	—	—	2,517	113	2,517	113
Mortgage backed securities	9,706	127	5,200	70	14,906	197
Asset backed securities	2,100	6	24,704	516	26,804	522

Total temporarily impaired	$11,806	$133	$42,281	$783	$54,087	$916

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 69 and 242 securities in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2019 and December 31, 2018 were comprised as follows:

	June 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$233,312	$213,850
Real Estate
1-4 Family Residential	233,229	225,863
1-4 Family HELOC	94,436	88,112
Multi-family and Commercial	481,973	447,840
Construction, Land Development and Farmland	237,421	220,801
Consumer	18,881	20,495
Other	13,338	14,106
Total	1,312,590	1,231,067
Less
Deferred loan fees (cost)	(95)	(9)
Allowance for possible loan losses	11,666	10,892

Loans, net	$1,301,019	$1,220,184

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2019:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$1,751	$4,429	$2,500	$1,333
Charge-offs	(168)	—	—	(17)
Recoveries	294	59	201	216
Provision	4	225	6	(77)
Ending balance	$1,881	$4,713	$2,707	$1,455

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$656	$184	$39	$10,892
Charge-offs	—	(21)	(13)	(219)
Recoveries	11	12	—	793
Provision	19	13	10	200
Ending balance	$686	$188	$36	$11,666

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Beginning balance	$2,538	$3,166	$2,434	$773
Charge-offs	(308)	—	(140)	(8)
Recoveries	425	3	44	11
Provision	(970)	692	177	469
Ending balance	$1,685	$3,861	$2,515	$1,245

	1-4 Family HELOC	Consumer	Other	Total
Beginning balance	$595	$183	$42	$9,731
Charge-offs	(6)	(24)	(22)	(508)
Recoveries	5	18	3	509
Provision	42	15	12	437
Ending balance	$636	$192	$35	$10,169

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate
Allowance for loan losses
Individually evaluated for impairment	$72	$—	$17	$—
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	1,809	4,713	2,690	1,455
Total	$1,881	$4,713	$2,707	$1,455
Loans
Individually evaluated for impairment	$903	$3,017	$1,069	$1,218
Acquired with credit impairment	—	222	829	253
Collectively evaluated for impairment	232,409	478,734	235,523	231,758
Total	$233,312	$481,973	$237,421	$233,229

	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$89
Acquired with credit impairment	—	—	—	—
Collectively evaluated for impairment	686	188	36	11,577
Total	$686	$188	$36	$11,666
Loans
Individually evaluated for impairment	$296	$—	$—	$6,503
Acquired with credit impairment	—	—	—	1,304
Collectively evaluated for impairment	94,140	18,881	13,338	1,304,783
Total	$94,436	$18,881	$13,338	$1,312,590

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV"), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Non-accrual loans by class of loan were as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$314	$279
Multi-family and Commercial Real Estate	811	—
Construction, Land Development and Farmland	387	1,294
1-4 Family Residential Real Estate	1,187	2,556
1-4 Family HELOC	296	—
Consumer	50	65
Total	$3,045	$4,194

Performing non-accrual loans totaled $1,578 and $2,010 at June 30, 2019 and December 31, 2018, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at June 30, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$904	$589	$314	$903	$72
Multi-family and Commercial Real Estate	3,513	3,239	—	3,239	—
Construction, Land Development and Farmland	2,214	1,726	172	1,898	17
1-4 Family Residential Real Estate	1,685	1,471	—	1,471	—
1-4 Family HELOC	298	296	—	296	—
Total	$8,614	$7,321	$486	$7,807	$89

Individually impaired loans by class of loans were as follows at December 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,247	$765	$253	$1,018	$38
Multi-family and Commercial Real Estate	1,670	1,392	—	1,392	—
Construction, Land Development and Farmland	3,920	3,359	172	3,531	17
1-4 Family Residential Real Estate	2,243	1,508	—	1,508	—
Consumer	29	23	—	23	—
Total	$9,109	$7,047	$425	$7,472	$55

The average balances of impaired loans for the six months ended June 30, 2019 and 2018 was as follows:

	2019	2018
Commercial, Industrial and Agricultural	$791	$3,040
Multi-family and Commercial Real Estate	2,548	3,010
Construction, Land Development and Farmland	2,747	5,083
1-4 Family Residential Real Estate	1,639	2,774
1-4 Family HELOC	99	90
Consumer	11	88
Total	$7,835	$14,085

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Grade 4 - Average (Pass)

This grade includes loans to borrowers with a financial condition that is satisfactory and comparable to industry standards. The borrower has verifiable net worth, providing over time, average asset protection. Borrower's cash flows are sufficient to satisfy debt service requirements. Risk of loss is below average.

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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Credit quality indicators by class of loan were as follows at June 30, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$231,448	$266	$1,598	$233,312
1-4 Family Residential Real Estate	231,538	—	1,691	233,229
1-4 Family HELOC	93,974	—	462	94,436
Multi-family and Commercial Real Estate	476,858	—	5,115	481,973
Construction, Land Development and Farmland	236,508	—	913	237,421
Consumer	18,624	—	257	18,881
Other	13,338	—	—	13,338
Total	$1,302,288	$266	$10,036	$1,312,590

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$212,761	$—	$1,089	$213,850
1-4 Family Residential Real Estate	221,546	1,125	3,192	225,863
1-4 Family HELOC	88,112	—	—	88,112
Multi-family and Commercial Real Estate	442,127	3,135	2,578	447,840
Construction, Land Development and Farmland	218,053	579	2,169	220,801
Consumer	20,236	—	259	20,495
Other	14,106	—	—	14,106
Total	$1,216,941	$4,839	$9,287	$1,231,067

Past due status by class of loan was as follows at June 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$170	$—	$301	$471	$232,841	$233,312
1-4 Family Residential Real Estate	680	516	67	1,263	231,966	233,229
1-4 Family HELOC	120	—	—	120	94,316	94,436
Multi-family and Commercial Real Estate	1,064	—	—	1,064	480,909	481,973
Construction, Land Development and Farmland	1	—	171	172	237,249	237,421
Consumer	12	10	7	29	18,852	18,881
Other	—	—	—	—	13,338	13,338
Total	$2,047	$526	$546	$3,119	$1,309,471	$1,312,590

Past due status by class of loan was as follows at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$22	$153	$279	$454	$213,396	$213,850
1-4 Family Residential Real Estate	1,104	335	1,203	2,642	223,221	225,863
1-4 Family HELOC	50	—	—	50	88,062	88,112
Multi-family and Commercial Real Estate	—	104	—	104	447,736	447,840
Construction, Land Development and Farmland	214	—	171	385	220,416	220,801
Consumer	11	30	46	87	20,408	20,495
Other	—	—	—	—	14,106	14,106
Total	$1,401	$622	$1,699	$3,722	$1,227,345	$1,231,067

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

There were two loans totaling $22 past due 90 days or more and still accruing interest at June 30, 2019. There was one loan totaling $6 past due 90 days or more and still accruing interest at December 31, 2018.

During the six months ended June 30, 2019, there were no loans that were modified to troubled debt restructurings. One previously disclosed troubled debt restructuring with a principal balance of $89, was paid in full during the six months ended June 30, 2019.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2018:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
June 30, 2018
1-4 Family Residential	1	$1,254	$1,254
Total	1	$1,254	$1,254

The modification that occurred during the six months ended June 30, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans were as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$—	$63
Multi-family and Commercial Real Estate	224	233
Construction, Land Development and Farmland	1,037	1,958
1-4 Family Residential Real Estate	315	324
Consumer	—	18
Total outstanding balance	1,576	2,596
Less remaining purchase discount	272	300
Allowance for loan losses	—	—
Carrying amount, net of allowance	$1,304	$2,296

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the quarters and six months ended June 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$110	$—
New loans purchased	—	260
Loan charge offs	—	—
Accretion income	—	(38)
Balance at March 31,	110	222
New loans purchased	—	—
Loan payoffs	—	(67)
Loan charge offs	(7)	—
Accretion income	—	(95)
Balance at June 30,	$103	$60

NOTE 4 - OTHER REAL ESTATE

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sell which totaled $1,650. Expenses related to other real estate totaled $15 and $13 for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, there were four loans to one borrower, all cross-collateralized, with related balances totaling $48, in the process of foreclosure. There was one 1-4 Family Residential property at June 30, 2019, with a recorded balance of $848 related to other real estate.

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
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by the observable market data by correlation or other means.

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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
U. S. Treasury and other U. S. government agencies	$312	$—	$312	$—
State and municipal	220,614	—	220,614	—
Corporate bonds	3,019	—	3,019	—
Mortgage backed securities	37,508	—	37,508	—
Asset backed securities	28,920	—	28,920	—
Interest rate swaps	1	—	1	—

Liabilities
Interest rate swaps	$3,576	$—	$3,576	$—

December 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$554	$—	$554	$—
State and municipal	229,298	—	229,298	—
Corporate bonds	3,017	—	3,017	—
Mortgage backed securities	31,958	—	31,958	—
Asset backed securities	27,996	—	27,996	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	467	—	467	—

Liabilities
Interest rate swaps	$1,183	$—	$1,183	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
Impaired loans	$397	$—	$—	$397
Other real estate owned	1,848	—	—	1,848

December 31, 2018
Assets
Impaired loans	$370	$—	$—	$370
Other real estate owned	1,000	—	—	1,000

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2019 and December 31, 2018:

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at June 30, 2019 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$35,917	$35,917	$35,917	$—	$—
Federal funds sold	80	80	—	80	—
Loans, net	1,301,019	1,288,697	—	—	1,288,697
Mortgage loans held for sale	11,571	11,701	—	11,701	—
Accrued interest receivable	7,246	7,246	—	7,246	—
Restricted equity securities	11,488	11,488	—	11,488	—
Financial liabilities
Deposits	$1,550,280	$1,551,492	$—	$—	$1,551,492
Accrued interest payable	967	967	—	967	—
Subordinate debentures	11,644	12,261	—	—	12,261
Federal Home Loan Bank advances	11,119	11,133	—	—	11,133

Carrying amounts and estimated fair values of financial instruments not reported at fair value at December 31, 2018 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$34,807	$34,807	$34,807	$—	$—
Federal funds sold	371	371	—	371	—
Loans, net	1,220,184	1,206,574	—	—	1,206,574
Mortgage loans held for sale	15,823	15,871	—	15,871	—
Accrued interest receivable	8,214	8,214	—	8,214	—
Restricted equity securities	11,690	11,690	—	11,690	—
Financial liabilities
Deposits	$1,437,903	$1,434,652	$—	$—	$1,434,652
Accrued interest payable	1,063	1,063	—	1,063	—
Subordinate debentures	11,603	11,522	—	—	11,522
Federal Home Loan Bank advances	57,498	57,434	—	—	57,434

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTE 6 - STOCK-BASED COMPENSATION

Stock Option Plan

In 2006, the Board of Directors and shareholders of the Bank (then known as "Commerce Union Bank") approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers. As part of the Bank's reorganization into a holding company corporate structure in 2012, all Bank options were replaced with Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (the “A&R Plan”) that permits the grant of awards with respect to up to 1,250,000 shares of Company common stock in the form of stock options. As part of the merger of Commerce Bank and Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") under the A&R Plan.

Under the A&R Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the activity in the A&R Plan for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	159,260	$16.72	6.04 years	$1,146
Granted	1,000	$22.67
Exercised	(26,706)	$13.14
Forfeited or expired	(2,753)	$19.34
Outstanding at June 30, 2019	130,801	$17.44	6.22 years	$924
Exercisable at June 30, 2019	64,201	$13.75	4.66 years	$636

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2019	71,200	$5.28
Granted	1,000	$6.57
Vested	(2,847)	$4.24
Forfeited	(2,753)	$4.89
Non-vested options at June 30, 2019	66,600	$5.36

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

Stock Option Plan, Continued
As of June 30, 2019, there was $259 of unrecognized future compensation expense to be recognized related to stock options.

Equity Incentive Plan
On June 18, 2015, the shareholders of Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which reserves up to 900,000 shares of common stock to be subject to awards under the plan, including awards in the form of stock options, restricted stock grants, performance-based awards, and other awards denominated or payable by reference to or based on or related to common stock.

The following table shows the activity related to non-vested restricted stock for the six months ended June 30, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	110,660	$24.28
Granted	8,000	21.94
Vested	—	—
Forfeited	(7,750)	23.25
Non-vested shares at June 30, 2019	110,910	$24.19

The restricted shares vest over periods ranging from one to three years. As of June 30, 2019, there was $1,250 of unrecognized compensation cost related to non-vested restricted share awards.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. The Company meets the Small Bank Holding Company regulatory exemption limit presently set at three billion in total assets. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, the Federal Deposit Insurance Corporation (FDIC) approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” ("Basel III") and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Capital amounts and ratios for the Company and the Bank (required) are presented below as of June 30, 2019 and December 31, 2018.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Company
Tier I leverage	$168,218	9.81%	$68,590	4.000%	$85,738	5.000%
Common equity tier 1	156,574	10.93%	100,276	7.000%	93,114	6.500%
Tier I risk-based capital	168,218	11.75%	121,690	8.500%	114,531	8.000%
Total risk-based capital	180,309	12.59%	150,377	10.500%	143,216	10.000%

Bank
Tier I leverage	$164,042	9.58%	$68,492	4.000%	$85,615	5.000%
Common equity tier 1	164,042	11.48%	100,020	7.000%	92,875	6.500%
Tier I risk-based capital	164,042	11.48%	121,452	8.500%	114,308	8.000%
Total risk-based capital	176,133	12.33%	150,029	10.500%	142,885	10.000%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.000%	$81,347	5.000%
Common equity tier 1	157,273	11.59%	86,507	6.375%	88,203	6.500%
Tier I risk-based capital	168,876	12.44%	106,905	7.875%	108,602	8.000%
Total risk-based capital	180,193	13.28%	133,991	9.875%	135,688	10.000%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.000%	$81,272	5.000%
Common equity tier 1	165,308	12.19%	86,451	6.375%	88,146	6.500%
Tier I risk-based capital	165,308	12.19%	106,792	7.875%	108,488	8.000%
Total risk-based capital	176,625	13.02%	133,961	9.875%	135,657	10.000%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic EPS Computation
Net income attributable to common shareholders	$4,239	$2,139	$8,063	$5,880
Weighted average common shares outstanding	11,196,898	11,396,829	11,300,095	11,389,634
Basic earnings per common share	$0.38	$0.19	$0.71	$0.52
Diluted EPS Computation
Net income attributable to common shareholders	$4,239	$2,139	$8,063	$5,880
Weighted average common shares outstanding	11,196,898	11,396,829	11,300,095	11,389,634
Dilutive effect of stock options, restricted shares and employee stock purchase plan	89,729	98,404	78,300	96,838
Adjusted weighted average common shares outstanding	11,286,627	11,495,233	11,378,395	11,486,472
Diluted earnings per common share	$0.38	$0.19	$0.71	$0.51

NOTE 9 - SEGMENT REPORTING

The Company has two reportable business segments: retail banking and residential mortgage banking. Segment information is derived from the internal reporting system utilized by management. Revenues and expenses for segments reflect those which can be specifically identified and have been assigned based on internally developed allocation methods. Financial results have been presented, to the extent practicable, as if each segment operated on a stand-alone basis.

Retail Banking provides deposit and lending services to consumer and business customers within our primary geographic markets. Our customers are serviced through branch locations, ATMs, online banking, and mobile banking.

Residential Mortgage Banking originates traditional first lien residential mortgage loans and first lien home equity lines of credit throughout the United States. The traditional first lien residential mortgage loans are typically underwritten to government agency standards and sold to third-party secondary market mortgage investors. The home equity lines of credit are typically sold to participating banks or other investor groups and are underwritten to their standards.

During the second quarter of 2019, RMV began acquiring loans from approved correspondent lenders and reselling them in the secondary market. These loans are not FNMA or FHLMC qualified loans, and are of higher risk, such as, jumbo loans or senior position home equity lines of credit.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,703	$110	$—	$13,813
Provision for loan losses	200	—	—	200
Noninterest income	1,473	1,235	(10)	2,698
Noninterest expense (excluding merger expense)	10,129	2,996	—	13,125
Merger expense	1	—	—	1
Income tax expense (benefit)	607	(106)	—	501
Net income (loss)	4,239	(1,545)	(10)	2,684
Noncontrolling interest in net loss of subsidiary	—	1,545	10	1,555
Net income attributable to common shareholders	$4,239	$—	$—	$4,239

	Three Months Ended June 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,190	$214	$—	$13,404
Provision for loan losses	300	—	—	300
Noninterest income	1,299	993	(38)	2,254
Noninterest expense (excluding merger expense)	9,389	2,169	—	11,558
Merger expense	2,483	—	—	2,483
Income tax expense (benefit)	178	(63)	—	115
Net income (loss)	2,139	(899)	(38)	1,202
Noncontrolling interest in net loss of subsidiary	—	899	38	937
Net income attributable to common shareholders	$2,139	$—	$—	$2,139

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

	Six Months Ended June 30, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$27,076	$198	$—	$27,274
Provision for loan losses	200	—	—	200
Noninterest income	2,851	1,810	(25)	4,636
Noninterest expense (excluding merger expense)	20,574	5,295	—	25,869
Merger expense	3	—	—	3
Income tax expense (benefit)	1,087	(214)	—	873
Net income (loss)	8,063	(3,073)	(25)	4,965
Noncontrolling interest in net loss of subsidiary	—	3,073	25	3,098
Net income attributable to common shareholders	$8,063	$—	$—	$8,063

	Six Months Ended June 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$26,234	$552	$—	$26,786
Provision for loan losses	437	—	—	437
Noninterest income	2,587	2,741	(83)	5,245
Noninterest expense (excluding merger expense)	18,840	4,703	—	23,543
Merger expense	2,660	—	—	2,660
Income tax expense (benefit)	1,004	(92)	—	912
Net income	5,880	(1,318)	(83)	4,479
Noncontrolling interest in net income of subsidiary	—	1,318	83	1,401
Net income attributable to common shareholders	$5,880	$—	$—	$5,880

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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $60,000 as of June 30, 2019 were designated as cash flow hedges of certain short-term interest bearing liabilities and subordinated debentures,which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

Summary information related to the interest rate swaps designated as cash flow hedges as of June 30, 2019, is as follows:

Notional amounts	$60,000
Weighted average pay rates	3.338%
Weighted average receive rates	3.060%
Weighted average maturity	3.97 years
Unrealized losses	$2,955

Cash Flow Hedges
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the period ended:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
June 30, 2019
Interest rate contracts	$(1,802)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinate debentures	$10,000	$475	$10,000	$174
Short-term interest bearing liabilities	50,000	2,480	50,000	979
Total included in other liabilities	$60,000	$2,955	$60,000	$1,153

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Fair Value Hedges
The following table reflects the fair value hedges included in the Consolidated Statements of Income for the six months ended June 30, 2019 and 2018, respectively:

Interest rate contracts	Location	June 30, 2019	June 30, 2018
Change in fair value on interest
rate swaps hedging investments	Interest income	$(1,057)	$255

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$1,000	$1	$16,902	$467

Total included in other assets	$1,000	$1	$16,902	$467

Included in other liabilities:
Interest rate swaps related to investments	19,605	621	4,203	30

Total included in other liabilities	$19,605	$621	$4,203	$30

NOTE 11 – INCOME TAXES

Income tax expense totaled $501 in the second quarter of 2019 as compared to $115 in the second quarter of 2018 and $873 and $912 for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 and 2018 was 16% and 9%, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 can be attributed to a decrease in tax-exempt securities. Merger expenses in the second quarter of 2018, had the impact of reducing taxable income and increasing the proportion of tax exempt income to total income. The effective tax rate for the six months ended June 30, 2019 and 2018 was 15% and 17%, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION

Effective January 1, 2018, Pioneer Merger Sub, Inc., a wholly owned subsidiary of Reliant Bancorp, Inc., merged with and into Community First, with Community First continuing as the surviving corporation, and immediately thereafter Community First merged with and into Reliant Bancorp, Inc., with Reliant Bancorp, Inc. continuing as the surviving corporation.

Pursuant to the merger agreement, each outstanding share of Community First common stock (except for excluded shares and dissenting shares) was converted into and canceled in exchange for the right to receive 0.481 shares of Reliant Bancorp, Inc. common stock, together with cash in lieu of any fractional shares. This business combination expanded and further diversified the Company's market area.

The following table details the financial impact of the business combination, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

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
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATION (CONTINUED)

During 2018, as part of the system integration of Community First, the Company determined minor adjustments were appropriate to reduce other assets by $93 and increase payables and other liabilities by $85 effective as of the acquisition date.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies “Recent Authoritative Accounting Guidance” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to previously issued accounting standards updates.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We estimate that the effect of implementing this pronouncement will result in right to use assets of $11,455 and a corresponding liability, using the remaining contractual lease periods. We also estimate the impact on regulatory capital of the Company to be a reduction of seven basis points to the Tier 1 leverage capital ratio. Management is presently evaluating the planned renewals of existing leases. If management determines to utilize the renewals of leases then the right to use assets and corresponding liability will increase.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is expected to be effective on January 1, 2021. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not currently expected to have a significant impact on our financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s (as defined below) financial highlights and significant events for the six months ended June 30, 2019:

•
Net income attributable to common shareholders totaled $8.1 million, or $0.71 per diluted common share, for the six months ended June 30, 2019 compared to $5.9 million, or $0.51 per diluted common share, during same period in 2018.

•	Loans increased $81.5 million for the six months ended June 30, 2019.

•	Deposits increased $112.4 million for the six months ended June 30, 2019.

•	Asset quality remained strong with nonperforming assets to total assets of just 0.38 percent.

The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our Annual Report on Form 10-K for the year ended December 31, 2018. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc. ("Reliant Bancorp"), Reliant Bank (the "Bank"), Community First Trups Holding Company, which is wholly owned by Reliant Bancorp (“TRUPS”), Reliant Investment Holdings, LLC ("Holdings"), which is wholly owned by the Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights (Reliant Bancorp, the Bank, TRUPS, Holdings, and RMV are, collectively, referred to herein as the “Company”). As described in the notes to our consolidated financial statements, RMV is considered a variable interest entity for which the Bank is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12 to our consolidated financial statements, effective on January 1, 2018, Reliant Bancorp and Community First, Inc. merged. The accounting and reporting policies of the Company conform to U.S. GAAP and to general practices in the banking industry.

During 2011, the Bank and another entity organized RMV. Under the RMV operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses via additional capital contributions to RMV. As of June 30, 2019, RMV's cumulative losses to date totaled $11,121. RMV will have to generate net income of this amount before the Company will participate in future cash flow distributions.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the Merger (as defined below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the Merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on non-accrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loan's remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note to our consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Merger Between Reliant Bancorp, Inc. and Community First, Inc.
Effective January 1, 2018, Pioneer Merger Sub, Inc., a wholly owned subsidiary of Reliant Bancorp, merged with and into Community First, Inc. (“Community First”), with Community First continuing as the surviving corporation, and immediately thereafter Community First merged with and into Reliant Bancorp, with Reliant Bancorp continuing as the surviving corporation (such transactions collectively, the “Merger”). In connection with the Merger, each outstanding share of Community First common stock converted into the right to receive 0.481 shares of Reliant Bancorp common stock. After the Merger was completed, legacy Reliant Bancorp shareholders and legacy Community First shareholders owned approximately 78.9% and 21.1%, respectively, of the common stock of the combined company.
The assets and liabilities of Community First, as of the effective date of the Merger, were recorded at their respective estimated fair values and added to those of the Company. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Community First was allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.
As of December 31, 2017, Community First, including its wholly owned subsidiaries, had total assets of $480 million, total loans of $316 million and total deposits of $433 million. Community First held a loan portfolio that was primarily comprised of real estate loans.
As a result of the Merger on January 1, 2018, the Company:

•	grew consolidated total assets from $1,125.0 million to $1,636.0 million after giving effect to purchase accounting;

•	increased total loans from $762.5 million to $1,075.5 million;

•	increased total deposits from $883.5 million to $1,316.9 million; and

•	expanded its employee base from 167 to 272 full time equivalent employees.

Earnings

Net income attributable to common shareholders amounted to $4,239 and $8,063, or $0.38 and $0.71 per basic share, for the three and six months ended June 30, 2019, respectively, compared to $2,139 and $5,880, or $0.19 and $0.52 per basic share, for the same periods in 2018. Diluted net income attributable to common shareholders was $0.38 and $0.71 per share and $0.19 and $0.51 per share for the three and six months ended June 30, 2019 and June 30, 2018, respectively. The major components contributing to the increases when compared to the prior year are a decrease of 6.5% and 1.3% in non-interest expense for the three and six months ended June 30, 2019, respectively, and an increase of 3.1% and 1.8% in net interest income for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These and other components of earnings are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2019, and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,276,197	5.18	$16,178	$1,119,884	4.81	$13,393	$1,795	$989	$2,785
Loan fees	—	0.25	782	—	0.24	673	109	—	109
Loans with fees	1,276,197	5.43	16,960	1,119,884	5.05	14,066	1,905	989	2,894
Mortgage loans held for sale	14,502	5.48	198	24,611	5.31	326	(196)	68	(128)
Deposits with banks	30,342	1.53	116	36,550	1.21	110	(89)	95	6
Investment securities - taxable	77,405	3.04	587	67,647	2.69	453	70	64	134
Investment securities - tax-exempt	222,149	3.77	1,650	231,874	3.75	1,708	(134)	76	(58)
Federal funds sold and other	13,308	5.46	181	11,441	5.85	167	73	(59)	14
Total earning assets	1,633,903	5.02	19,692	1,492,007	4.66	16,830	1,629	1,233	2,862
Nonearning assets	139,123			137,707
Total assets	$1,773,026			$1,629,714
Interest bearing liabilities
Interest bearing demand	141,997	0.24	86	143,811	0.23	84	(6)	8	2
Savings and money market	374,406	1.13	1,051	357,475	0.64	574	28	449	477
Time deposits - retail	612,148	2.14	3,263	517,209	1.43	1,848	382	1,033	1,415
Time deposits - wholesale	169,956	2.61	1,106	92,197	1.53	351	411	344	755
Total interest bearing deposits	1,298,507	1.70	5,506	1,110,692	1.03	2,857	815	1,834	2,649
Federal Home Loan Bank advances	23,668	2.97	175	79,520	2.00	397	(1,044)	822	(222)
Subordinated debt	11,634	6.83	198	11,556	5.97	172	1	25	26
Total borrowed funds	35,302	4.24	373	91,076	2.51	569	(1,043)	847	(196)
Total interest-bearing liabilities	1,333,809	1.77	5,879	1,201,768	1.14	3,426	(228)	2,681	2,453
Net interest rate spread (%) / Net interest income ($)		3.25	$13,813		3.52	$13,404	$1,857	$(1,448)	$409
Non-interest bearing deposits	218,512	(0.25)		219,860	(0.17)
Other non-interest bearing liabilities	8,057			5,781
Stockholder's equity	212,648			202,305
Total liabilities and stockholders' equity	$1,773,026			$1,629,714
Cost of funds		1.52			0.97
Net interest margin		3.57			3.74

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,257,373	5.17	$31,641	$1,104,025	4.81	$26,268	$3,492	$1,881	$5,373
Loan fees	—	0.24	1,488	—	0.25	1,356	132	—	132
Loans with fees	1,257,373	5.41	33,129	1,104,025	5.06	27,624	3,624	1,881	5,505
Mortgage loans held for sale	12,635	5.60	351	31,923	5.10	807	(667)	211	(456)
Deposits with banks	29,000	1.63	234	43,378	1.28	276	(189)	147	(42)
Investment securities - taxable	74,948	2.93	1,090	70,162	2.76	960	68	62	130
Investment securities - tax-exempt	225,305	3.82	3,368	225,060	3.66	3,212	4	152	156
Federal funds sold and other	12,981	5.64	363	10,688	5.91	313	89	(39)	50
Total earning assets	1,612,242	5.01	38,535	1,485,236	4.63	33,192	2,929	2,414	5,343
Nonearning assets	139,964			136,163
Total assets	$1,752,206			$1,621,399
Interest bearing liabilities
Interest bearing demand	145,304	0.27	197	149,065	0.22	161	(11)	47	36
Savings and money market	387,296	1.14	2,181	351,058	0.60	1,052	116	1,013	1,129
Time deposits - retail	594,805	2.10	6,184	516,816	1.37	3,512	589	2,083	2,672
Time deposits - wholesale	138,466	2.56	1,756	93,970	1.47	683	418	655	1,073
Total interest bearing deposits	1,265,871	1.64	10,318	1,110,909	0.98	5,408	1,112	3,798	4,910
Federal Home Loan Bank advances and other	40,101	2.78	552	74,846	1.80	669	(729)	612	(117)
Subordinated debt	11,634	6.78	391	11,546	5.75	329	2	60	62
Total borrowed funds	51,735	3.68	943	86,392	2.33	998	(727)	672	(55)
Total interest-bearing liabilities	1,317,606	1.72	11,261	1,197,301	1.08	6,406	385	4,470	4,855
Net interest rate spread (%) / Net interest income ($)		3.29	$27,274		3.55	$26,786	$2,544	$(2,056)	$488
Non-interest bearing deposits	214,838	(0.24)		216,237	(0.11)
Other non-interest bearing liabilities	8,698			5,992
Stockholder's equity	211,064			201,869
Total liabilities and stockholders' equity	$1,752,206			$1,621,399
Cost of funds		1.48			0.97
Net interest margin		3.60			3.76

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Yields computed on tax-exempt instruments are on a tax equivalent basis including a state tax credit included in loan yields of $300 and $600 for the three and six months ended June 30, 2019, respectively, and $25 and $50 for the same periods in 2018. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and six months ended June 30, 2019, we recorded net interest income of approximately $13.8 million and $27.3 million, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.57% and 3.60%, respectively. For the three and six months ended June 30, 2018, we recorded net interest income of approximately $13.4 million and $26.8 million, respectively, which resulted in a net interest margin of 3.74% and 3.76%, respectively. The main factor contributing to the slight increase in our net interest income was an increase in our loans and the related yield. Our net interest income increase was partially offset by the increase in our cost of funds.

Our year-over-year average loan volume increased by approximately 13.9% for the first six months of 2019 compared to the first six months of 2018. Our combined loan and loan fee yield increased from 5.06% to 5.41% for the first six months of 2019 compared to 2018, while our combined loan and loan fee yield increased from 5.05% to 5.43% for the three months ended June 30, 2019 compared to the same period in 2018. The increased yield for the six months ended June 30, 2019 is primarily attributable to a 28 basis points increase in contractual loan yields and an eight basis points increase in state tax credits, and partially offset by a one basis point decrease in loan fees. The increased yield for the three months ended June 30, 2019 is primarily attributable to a 26 basis points increase in contractual loan yields, a six basis points increase in state tax credits, a two basis points increase in accretion and a one basis point increase in loan fees.

Our tax equivalent yield on tax-exempt investments increased to 3.77% and 3.82% for the three and six months ended June 30, 2019, respectively, from 3.75% and 3.66% for the same periods in 2018, respectively. This increase was primarily driven by investment restructurings in the first and second quarters of 2019. Our year-over-year average tax-exempt investment volume remained flat for the first six months of 2019 compared to the same period in 2018. Our year-over-year average taxable securities volume increased by 6.8% for the first six months of 2019 compared to the same period in 2018.

Our cost of funds increased to 1.52% and 1.48% from 0.97% and 0.97% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in our cost of funds was primarily driven by an across the board increase in all of our interest bearing deposits and interest bearing liabilities as well as an increase in our wholesale deposits from 28.6% of our deposit portfolio at March 31, 2019 to 30.3% at June 30, 2019. We experienced a 0.6% increase in our average non-interest bearing deposits for the three and six months ended June 30, 2019 when compared to the same periods in 2018.

The Bank strives to maintain a strong net interest margin that is insulated from changes in market interest rates.  Our net interest margin, while generally considered fairly neutral, is currently subject to slightly contract in a rising rate environment and slightly expand in a falling rate environment.  In the lowering interest rate environment that we anticipate, the shorter durations of our non-core funding sources are expected to contribute to interest expense savings that are expected to be slightly higher than (i) the anticipated loss of interest income that are likely to be driven by certain variable rate loans and investments repricing and (ii) the increased expenses to be incurred on our interest rate swaps.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net recoveries have been added bringing the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2019. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision of $200 for loan losses for each of the three and six months ended June 30, 2019 compared to $300 and $437 for loan losses recorded for the three and six months ended June 30, 2018, respectively. Our provision for loan losses was impacted by the level of loan growth, the credit quality of the loan portfolio, and the amount of net recoveries for the three and six months ended June 30, 2019. Additionally, four out of the five previous quarters have ended with net recoveries. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at June 30, 2019 and December 31, 2018 - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2019, and 2018 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$936	$900	$36	4.0%
Securities gains, net	175	25	150	600.0%
Gains on mortgage loans sold, net	1,225	957	268	28.0%
Gain on sale of other real estate	—	20	(20)	(100.0)%
Other noninterest income:
Bank-owned life insurance	277	298	(21)	(7.0)%
Brokerage revenue	9	9	—	—%
Miscellaneous noninterest income	76	45	31	68.9%
Total other non-interest income	362	352	10	2.8%
Total non-interest income	$2,698	$2,254	$444	19.7%

	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Income
Service charges and fees	$1,820	$1,671	$149	8.9%
Securities gains, net	306	25	281	1,124.0%
Gains on mortgage loans sold, net	1,785	2,662	(877)	(32.9)%
Gain on sale of other real estate	—	109	(109)	(100.0)%
Other noninterest income:
Bank-owned life insurance	555	600	(45)	(7.5)%
Brokerage revenue	20	85	(65)	(76.5)%
Miscellaneous noninterest income	150	93	57	61.3%
Total other non-interest income	725	778	(53)	(6.8)%
Total non-interest income	$4,636	$5,245	$(609)	(11.6)%

The most significant reasons for the changes in total non-interest income during the three and six months ended June 30, 2019 compared to the same periods in 2018 are the fluctuation in gains on mortgage loans sold, net, and the gains on securities transactions. These and other factors impacting non-interest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 4.0% increase for the three and six months ended June 30, 2019 was driven by an increase in our debit card fees.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the six months ended June 30, 2019, the Company sold securities classified as available for sale totaling $52,434 with a gain of $306. During the six months ended June 30, 2018, the Company sold securities classified as available for sale totaling $92,991 with a gain of $25.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These mortgage fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of RMV’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,225 and $1,785 for the three and six months ended June 30, 2019, respectively, compared to $957 and $2,662 for the same periods in the prior year. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk.

During the three and six months ended June 30, 2019, there was no gain or loss due to the sale of other real estate compared to a gain of $20 and $109 in the same periods in 2018, respectively.

Non-interest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $277 and $555 for the three and six months ended June 30, 2019, respectively, compared to $298 and $600 for the same periods in 2018, respectively. The decrease relates to the introductory rate ending from our last purchase. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuates based on assets under management.

Non-Interest Expense

The following is a summary of our non-interest expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$7,706	$6,613	$1,093	16.5%
Occupancy	1,358	1,210	148	12.2%
Information technology	1,575	1,249	326	26.1%
Advertising and public relations	275	141	134	95.0%
Audit, legal and consulting	690	816	(126)	(15.4)%
Federal deposit insurance	249	224	25	11.2%
Merger expenses	1	2,483	(2,482)	(100.0)%
Other operating	1,272	1,305	(33)	(2.5)%
Total non-interest expense	$13,126	$14,041	$(915)	(6.5)%

	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$14,971	$13,567	$1,404	10.3%
Occupancy	2,710	2,439	271	11.1%
Information technology	2,985	2,598	387	14.9%
Advertising and public relations	529	230	299	130.0%
Audit, legal and consulting	1,486	1,439	47	3.3%
Federal deposit insurance	444	420	24	5.7%
Merger expenses	3	2,660	(2,657)	(99.9)%
Other operating	2,744	2,850	(106)	(3.7)%
Total non-interest expense	$25,872	$26,203	$(331)	(1.3)%

The most significant reason for the decrease in total non-interest expense of $915 and $331,or 6.5% and 1.3%, for the three and six months ended June 30, 2019, respectively, is due to merger expenses in 2018 and is partially offset by additional staffing for RMV and opening our new branches in Murfreesboro and Chattanooga as well as our investment in revenue producers. These and other factors impacting non-interest expense are discussed further below.

Salaries and employee benefits increased by $1,093 and $1,404, or 16.5% and 10.3%, for the three and six months ended June 30, 2019 compared to the same periods in 2018. This increase is attributable mainly to the increased staff for RMV as well as our staffing of our new branches in Murfreesboro and Chattanooga and other investments in revenue producers.

Certain of our facilities are leased while there are others that we own. Primarily, occupancy costs increased $148 and $271, or 12.2% and 11.1%, during the three and six months ended June 30, 2019 when compared to the same periods in 2018 due to the lease for the Murfreesboro branch, which opened in the third quarter of 2018, the lease for the Chattanooga branch, which opened in the fourth quarter of 2018, the lease in Memphis for a mortgage location, and the leases of two mortgage locations in Little Rock, Arkansas.

Information technology costs increased by $326 and $387, or 26.1% and 14.9%, when comparing the three and six months ended June 30, 2019 to the comparable periods in 2018. This increase is mainly attributable to increased costs due to increasing volume of accounts and transactions as well as our continued investment in information security and other technology.

Advertising and public relations costs increased by $134 and $299, or 95.0% and 130.0%, when comparing the three and six months ended June 30, 2019 to the same periods in 2018. Increased costs were attributable to an upsurge in promotional expenses and advertising for RMV, additional donation and sponsorship commitments, and expenses associated with the launch of a branding initiative.

Audit, legal and consulting costs decreased by $126 and increased by $47, respectively, or 15.4% and 3.3%, when comparing the three and six months ended June 30, 2019 to the same periods in 2018. These fluctuations are mainly attributable to the fluctuation of legal and consulting fees incurred in connection with RMV.

Our Federal Deposit Insurance Corporation ("FDIC") expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $25 and $24, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018. This increase is primarily the result of our increase in deposits.

Merger related expenses decreased by 100.0% and 99.9%, respectively, to $1 and $3 for the three and six months ended June 30, 2019 when compared to the same periods in 2018. These costs are considered one time expenses associated with the Merger, and most of these expected expenses have been incurred at this point.

Other operating expenses decreased by $33 and $106 or 2.5% and 3.7% for the three and six months ended June 30, 2019, compared to the same periods in 2018 mainly due to the decrease in loan-related expenses such as processing costs based on volume and a decrease in recruiting expenses.

Income Taxes

During the three and six months ended June 30, 2019, we recorded consolidated income tax expense of $501 and $873 compared to $115 and $912 for the three and six months ended June 30, 2018. The Company files separate federal tax returns for the mortgage banking operations and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling member for federal purposes.

Our income tax expense attributable to shareholders for the three and six months ended June 30, 2019, reflects an effective income tax rate of 12.5% and 11.9% (exclusive of a tax benefit from our mortgage banking operations of $106 and $214 on pre-tax losses of $1,661 and $3,312), compared to 7.7% and 14.6% (exclusive of a tax benefit of $63 and $92 on pre-tax losses of $1,000 and $1,493 from our mortgage banking operations for the comparable periods of 2018). Our tax rate for the three and six months ended June 30, 2019, was favorably influenced by the increase in state tax credits of $275 per quarter. Additionally, our effective tax rate for the three months ended June 30, 2019 is higher than the same period in 2018 primarily due to merger expenses in the second quarter of 2018, which reduced taxable income and increased the proportion of tax exempt income to total income.

Noncontrolling Interest in Net Loss of Subsidiary

Our non-controlling interest in net loss of subsidiary is solely attributable to RMV. the Bank has a 51% voting interest in this venture. Under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of the mortgage venture, and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its capital contributions to the venture. The non-controlling member is required to fund the mortgage venture's losses in arrears via additional capital contributions to the mortgage venture. The venture had a net loss of $1,555 and $3,098 for the three and six months ended June 30, 2019 compared to a net loss of $937 and $1,401 for the same periods in 2018. The increase in loss for the three and six months ended June 30, 2019 when compared to the same periods in 2018 is mainly attributable to the increase in salaries and benefits due to increased staff, increased occupancy costs due to new locations, and consulting fees previously mentioned. These amounts are included in our consolidated results. Also, see Note 9 to our consolidated financial statements for segment reporting.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2019 AND DECEMBER 31, 2018

Overview

The Company’s total assets were $1,794,248 at June 30, 2019 and $1,724,338 at December 31, 2018. Our assets increased by 4.1% from December 31, 2018 to June 30, 2019. The increase was substantially attributable to the growth in net loans during the period of $80.8 million, or 6.6%, discussed further below. This increase was partially offset by the decline in investment of $5,950 ,or 2.0%, and mortgage loans held for sale by $4.3 million, or 26.9%. The Company’s total liabilities were $1,580,305 at June 30, 2019 and $1,515,924 at December 31, 2018, an increase of 4.2%. The increase in liabilities from December 31, 2018 to June 30, 2019, was substantially attributable to the increase in deposits of $112.4 million, or 7.8% ,and the increase was partially offset by the decrease in Federal Home Loan Bank (FHLB) advances of $46 million or 80.7% during the period. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously described, the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. We have expanded our Middle Tennessee footprint into Maury and Hickman Counties with the Merger, and in the third and fourth quarter of 2018, we opened full service branches in Murfreesboro and Chattanooga where we previously had loan production offices. Total loans, net, at June 30, 2019, and December 31, 2018, were $1,301,019 and $1,220,184, respectively. This represented an increase of 6.6% from December 31, 2018 to June 30, 2019.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired (PCI) loans).

	June 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$233,312	17.8%	$213,850	17.4%
Real estate:
1-4 Family Residential	233,229	17.8%	225,863	18.3%
1-4 Family HELOC	94,436	7.2%	88,112	7.2%
Multifamily and Commercial	481,973	36.7%	447,840	36.4%
Construction, Land Development and Farmland	237,421	18.1%	220,801	17.9%
Consumer	18,881	1.4%	20,495	1.7%
Other	13,338	1.0%	14,106	1.1%
	1,312,590	100.0%	1,231,067	100.0%
Less:
Deferred loan fees (costs)	(95)		(9)
Allowance for possible loan losses	11,666		10,892

Loans, net	$1,301,019		$1,220,184

The table below provides a summary of PCI loans as of June 30, 2019:

June 30, 2019

Commercial, Industrial and Agricultural	$—
Real estate:
1-4 Family Residential	315
1-4 Family HELOC	—
Multifamily and Commercial	224
Construction, Land Development and Farmland	1,037
Consumer	—
Other	—
Total gross PCI loans	1,576
Less:
Remaining purchase discount	272
Allowance for possible loan losses	—

Loans, net	$1,304

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $233,312 at June 30, 2019, increased 9.1% compared to $213,850 at December 31, 2018.

Real estate loans comprised 79.8% of the loan portfolio at June 30, 2019. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 4.4% from December 31, 2018 to June 30, 2019. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $481,973 at June 30, 2019, increased 7.6% compared to the $447,840 held as of December 31, 2018. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 primarily based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. We have a small amount of credit card loans on our balance sheet due to the implementation of a new credit card program during the third quarter of 2017. We have a relatively small number of automobile loans. Our consumer loans experienced a decrease from December 31, 2018, to June 30, 2019, of 7.9%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 5.4% from December 31, 2018 to June 30, 2019.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2019, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$443,231	$561,665	$307,694	$1,312,590

Fixed interest rate				$772,010
Variable interest rate				540,580
Total				$1,312,590

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

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on non-accrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loan's remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

At June 30, 2019, the allowance for loan losses was $11,666 compared to $10,892 at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.89% at June 30, 2019 compared to 0.88% at December 31, 2018.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	June 30, 2019	June 30, 2018
Beginning Balance, January 1, 2019 and 2018	$10,892	$9,731
Loans charged off:
Commercial, Industrial and Agricultural	(168)	(308)
Real estate:
1-4 Family Residential	(17)	(8)
1-4 Family HELOC	—	(6)
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	(140)
Consumer	(21)	(24)
Other	(13)	(22)
Total loans charged off	(219)	(508)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	294	425
Real estate:
1-4 Family Residential	216	11
1-4 Family HELOC	11	5
Multifamily and Commercial	59	3
Construction, Land Development and Farmland	201	44
Consumer	12	18
Other	—	3
Total loan recoveries	793	509
Net recoveries (charge-offs)	574	1
Provision for loan losses	200	437
Total allowance at end of period	$11,666	$10,169
Gross loans at end of period (1)	$1,312,590	$1,142,451
Average gross loans (1)	$1,257,373	$1,104,025
Allowance to total loans	0.89%	0.89%
Net recoveries (charge-offs) to average loans (annualized)	0.09%	—%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2019			June 30, 2018
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$1,881	16.1%	17.8%	$1,685	16.6%	16.3%
Real estate:
1-4 Family Residential	1,455	12.5%	17.8%	1,245	12.2%	19.2%
1-4 Family HELOC	686	5.9%	7.2%	636	6.3%	7.5%
Multifamily and Commercial	4,713	40.4%	36.7%	3,861	38.0%	35.1%
Construction, Land Development and Farmland	2,707	23.2%	18.1%	2,515	24.7%	18.8%
Consumer	188	1.6%	1.4%	192	1.9%	1.9%
Other	36	0.3%	1.0%	35	0.3%	1.2%
	$11,666	100.0%	100.0%	$10,169	100.0%	100.0%

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

The following table provides information with respect to the Company’s non-performing assets.

	June 30, 2019	December 31, 2018
Non-accrual loans	$3,045	$4,194
Past due loans 90 days or more and still accruing interest	22	6
Restructured loans	1,830	2,469
Total non-performing loans	4,897	6,669
Foreclosed real estate ("OREO")	1,848	1,000
Total non-performing assets	$6,745	$7,669
Total non-performing loans as a percentage of total loans	0.37%	0.54%
Total non-performing assets as a percentage of total assets	0.38%	0.44%
Allowance for loan losses as a percentage of non-performing loans	238.23%	163.32%

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

Securities totaled $290,373 at June 30, 2019, a 2.0% decrease from the December 31, 2018. The decrease was primarily attributable to the planned rotation of $25.5 million in investments to loans during the second quarter of 2019. Other factors include the sale of $52,434, principal paydowns, calls, and maturities of $5,418 during the six months ended June 30, 2019, offset by purchasing $41,083 of securities available for sale during the same period.

Restricted equity securities totaled $11,488 and $11,690 at June 30, 2019, and December 31, 2018, respectively, and consist of Federal Reserve Bank and Federal Home Loan Bank stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$313	312	0.11%	$568	554	0.19%
State and municipal	212,157	220,614	75.98%	232,589	229,298	77.38%
Corporate bonds	3,130	3,019	1.04%	3,130	3,017	1.02%
Mortgage backed securities	37,515	37,508	12.92%	32,172	31,958	10.78%
Asset backed securities	29,430	28,920	9.95%	28,635	27,996	9.45%
Time deposits	—	—	—%	3,500	3,500	1.18%
Total	$282,545	290,373	100.00%	$300,594	296,323	100.00%

The table below summarizes the contractual maturities of securities available for sale at June 30, 2019:

	Amortized Cost	Estimated Fair Value
Due within one year	$660	$663
Due in one to five years	938	935
Due in five to ten years	7,240	7,400
Due after ten years	206,762	214,947
Mortgage backed securities	37,515	37,508
Asset backed securities	29,430	28,920
Total	$282,545	$290,373

Premises and Equipment

Premises and equipment, net, totaled $21,632 at June 30, 2019 compared to $22,033 at December 31, 2018, a net decrease of $401, or 1.8%. Premises and equipment purchases amounted to approximately $590 during the first six months of 2019 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $991. At June 30, 2019, we operated from 17 retail banking locations as well as five stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other 15 bank branch locations three are in Columbia, and the remaining are in Franklin, Springfield, Gallatin, Nashville, Murfreesboro, Mt. Pleasant, Thompson Station, Centerville, Lyles, and Chattanooga, Tennessee. As of June 30, 2019, our mortgage loan production offices were located Brentwood, Hendersonville, and Memphis, Tennessee as well as two in Little Rock, Arkansas.

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

At June 30, 2019, total deposits were $1,550,280, an increase of $112,377, or 7.8%, compared to $1,437,903 at December 31, 2018. During the first six months of 2019, non-interest bearing demand deposits increased by $8.4 million, interest-bearing demand deposits decreased by $10.0 million, savings and money market deposits decreased by $32.5 million, and time deposits increased by $146.4 million. A substantial portion of the increase in deposits is attributable to the increased use of a variety of wholesale deposit products as part of our strategy to lower our funding costs.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at June 30, 2019.

June 30, 2019
Twelve months or less	$332,390
Over twelve months through three years	18,506
Over three years	4,092
Total	$354,988

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee ("ALCO") is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of June 30, 2019. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	0.3%	(15)%	(2.3)%	(15)%
-100 bp	0.6%	(10)%	(0.6)%	(10)%
+100 bp	0.1%	(10)%	0.6%	(10)%
+200 bp	0.6%	(15)%	1.6%	(15)%
+300 bp	1.0%	(20)%	2.6%	(20)%
+400 bp	1.0%	(25)%	3.1%	(25)%

We were in compliance with our earnings simulation model policies as of June 30, 2019, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At June 30, 2019, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, Commercial Real Estate, and home equity loans, and available-for-sale securities. At June 30, 2019, advances totaled $11,119 compared to $57,498 as of December 31, 2018. The decrease in FHLB advances generally is attributable to our increase in deposits, mainly our increase in time deposits from the State of Tennessee and other brokered deposits, and the decrease in our mortgage loans held for sale and securities and somewhat offset by our increase in loans.

At June 30, 2019, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$7,000	2.39%
2020	—	—%
2021	345	2.73%
2022	660	1.22%
2023	2,502	1.94%
Thereafter	612	2.48%
	$11,119	2.23%

The Company has outstanding $23.0 million of subordinated debentures associated with TRUPS issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of June 30, 2019, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its common stock or preferred stock.

Capital

Stockholders’ equity was $213,943 at June 30, 2019, an increase of $5,529, or 2.7%, from $208,414 at December 31, 2018. During the six months ended June 30, 2019, the Company raised $351 of capital through the exercise of Company stock options and purchased $8,291 of its common stock as part of its previously announced share repurchase program. The accretion of earnings to capital which was offset by the declared dividends, net stock purchases, and the increase in assets led to a decrease in the Bank’s June 30, 2019 Tier 1 leverage ratio to 9.58% compared with 10.17% at December 31, 2018 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $2,071 (of which $1,036 were declared in the prior year) were paid during the six months ended June 30, 2019, and common dividends of $1,008 were declared in the second quarter of 2019 and were paid subsequent to quarter end.

On July 14, 2017, the Company filed a Registration Statement on Form S-3 to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares, (v) warrants, and (vi) units, up to a maximum aggregate offering price of $75,000,000. The net proceeds from any offering will be used for general corporate purposes including acquisitions, capital expenditures, investments, and the repayment, redemption, or refinancing of any indebtedness or other securities. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities.

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

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2019 and December 31, 2018 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Company
Tier I leverage	$168,218	9.81%	$68,590	4.000%	$85,738	5.00%
Common equity Tier 1	156,574	10.93%	100,276	7.000%	93,114	6.50%
Tier I risk-based capital	168,218	11.75%	121,690	8.500%	114,531	8.00%
Total risk-based capital	180,309	12.59%	150,377	10.500%	143,216	10.00%

Bank
Tier I leverage	$164,042	9.58%	$68,492	4.000%	$85,615	5.00%
Common equity Tier 1	164,042	11.48%	100,020	7.000%	92,875	6.50%
Tier I risk-based capital	164,042	11.48%	121,452	8.500%	114,308	8.00%
Total risk-based capital	176,133	12.33%	150,029	10.500%	142,885	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	133,991	9.875%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	133,961	9.875%	135,657	10.00%

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows at June 30, 2019:

June 30, 2019
Unused lines of credit	$284,103
Standby letters of credit	16,076
Total commitments	$300,179

Other Off-Balance Sheet Arrangements

The total notional amount of swap agreements was $80,605, and $81,505 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the contracts had negative fair values totaling $3,575 recorded. At December 31, 2018, the contracts had negative fair values totaling $716 recorded.

Emerging Growth Company Status

Reliant Bancorp is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements of public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company for up to five years or until such earlier time that we have more than $1.07 billion in total annual gross revenues, have more than $700 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Management cannot predict if investors will find Reliant Bancorp’s common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for its common stock and Reliant Bancorp’s stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Reliant Bancorp has elected to take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this filing, as well as the financial statements we will file in the future, will be subject to all new or revised accounting standards generally applicable to private companies. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-public companies.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

Reliant Bancorp and its wholly-owned subsidiary, the Bank, are periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of business. Neither Reliant Bancorp nor the Bank is involved in any litigation that is expected to have a material impact on our financial position or results of operations. Management believes that any claims pending against Reliant Bancorp or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Reliant Bancorp’s consolidated financial position.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

Uncertainty About the Continuing Availability of LIBOR May Adversely Affect Our Business.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offering Rate ("LIBOR"), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the  Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known. In addition, failing to adequately manage this transition process with our customers could also adversely impact our reputation.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	7,665	$22.41	7,665	$11,169
May 1, 2019 to May 31, 2019	324,871	$22.73	324,871	$3,785
June 1, 2019 to June 30, 2019	3,437	$21.97	3,437	$3,709
Total	335,973	$22.72	335,973	$3,709

(1)	During the quarter ended June 30, 2019, no shares of common stock were purchased other than through a publicly announced plan or program of Reliant Bancorp.

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
3.1
Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes) (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Quarterly Report on Form 10-Q filed on November 6, 2018).

3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018 (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 21, 2018).

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 of Reliant Bancorp's Registration Statement on Form S-8 filed on December 19, 2018).

10.1	Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A of Reliant Bancorp's Definitive Proxy Statement filed on May 14, 2015).

10.2*	Form of Employees Restricted Stock Agreement.

10.3*	Form of Directors Restricted Stock Agreement.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Documents.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

August 6, 2019	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)