Form 10-Q
period 2019-09-30
Reliant Bancorp, Inc.
filed 2019-11-05
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 4, 2019 was 11,195,164.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp, Inc. ("Reliant Bancorp") to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

(i)	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;

(ii)	increased levels of other real estate, primarily as a result of foreclosures;

(iii)	the impact of liquidity needs on our results of operations and financial condition;

(iv)	the effect of interest rate increases on the cost of deposits;

(v)	unanticipated weakness in loan demand or loan pricing;

(vi)	greater than anticipated adverse conditions in the national economy or local economies in which we operate, including Middle Tennessee;

(vii)	lack of strategic growth opportunities or our failure to execute on those opportunities;

(viii)	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

(ix)	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;

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

(xix)	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;

(xx)	adverse results (including costs, fines, reputational harm, and/or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions;

(xxi)
the risk that expected cost savings and revenue synergies from the pending acquisitions of Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) (the “TCB Holdings Transaction”) and First Advantage Bancorp (“First Advantage”) (the “First Advantage Transaction” and, together with the TCB Holdings Transaction, the “Transactions”) may not be realized or take longer than anticipated to be realized;

(xxii)	the ability to meet expectations regarding the timing and completion and accounting and tax treatment of the Transactions;

(xxiii)
the effect of the announcement and pendency of the Transactions on customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of Reliant Bancorp’s common stock;

(xxiv)
the risk that the businesses and operations of First Advantage and its subsidiaries and of TCB Holdings and its subsidiaries cannot be successfully integrated with the business and operations of Reliant Bancorp and its subsidiaries or that integration will be more costly or difficult than expected;

(xxv)
the occurrence of any event, change, or other circumstances that could give rise to the termination of the definitive merger agreement for the TCB Holdings Transaction or the First Advantage Transaction;

(xxvi)	the amount of costs, fees, expenses, and charges related to the Transactions, including those arising as a result of unexpected factors or events;

(xxvii)	the ability to obtain the shareholder and governmental approvals required for the Transactions;

(xxviii)	reputational risk associated with and the reaction of the parties’ customers, suppliers, employees, or other business partners to the Transactions;

(xxix)	the failure of any of the conditions to the closing of the Transactions to be satisfied, or any unexpected delay in closing the Transactions;

(xxx)	the dilution caused by Reliant Bancorp’s issuance of additional shares of its common stock in the Transactions;

(xxxi)	Reliant Bancorp’s ability to simultaneously execute on two separate business combination transactions;

(xxxii)	the risk associated with Reliant Bancorp management’s attention being diverted away from the day-to-day business and operations of Reliant Bancorp to the completion of the Transactions; and

(xxxiii)	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)
(Dollar amounts in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$51,247	$34,807
Federal funds sold	73	371
Total cash and cash equivalents	51,320	35,178
Securities available for sale	297,310	296,323
Loans, net	1,338,392	1,220,184
Mortgage loans held for sale, net	16,757	15,823
Accrued interest receivable	7,488	8,214
Premises and equipment, net	21,390	22,033
Restricted equity securities, at cost	11,279	11,690
Other real estate, net	1,943	1,000
Cash surrender value of life insurance contracts	46,351	45,513
Deferred tax assets, net	456	7,428
Goodwill	43,642	43,642
Core deposit intangibles	7,507	8,219
Other assets	8,652	9,091
TOTAL ASSETS	$1,852,487	$1,724,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$237,917	$216,937
Interest-bearing demand	149,442	154,218
Savings and money market deposit accounts	397,243	401,308
Time	826,031	665,440
Total deposits	1,610,633	1,437,903
Accrued interest payable	1,610	1,063
Subordinated debentures	11,665	11,603
Federal Home Loan Bank advances	3,928	57,498
Dividends payable	1,012	1,036
Other liabilities	3,987	6,821
TOTAL LIABILITIES	1,632,835	1,515,924
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 11,195,062 and 11,530,810 shares issued and outstanding at Sept. 30, 2019, and Dec. 31, 2018, respectively	11,195	11,531
Additional paid-in capital	166,512	173,238
Retained earnings	36,339	27,329
Accumulated other comprehensive income (loss)	5,606	(3,684)
TOTAL STOCKHOLDERS’ EQUITY	219,652	208,414
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,852,487	$1,724,338
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019		2018
INTEREST INCOME
Interest and fees on loans	$17,502	$14,873	$50,631		$42,497
Interest and fees on loans held for sale	263	294	614		1,101
Interest on investment securities, taxable	549	414	1,639		1,374
Interest on investment securities, nontaxable	1,576	1,709	4,944		4,921
Federal funds sold and other	321	280	918		869
TOTAL INTEREST INCOME	20,211	17,570	58,746		50,762
INTEREST EXPENSE
Deposits
Demand	81	102	278		263
Savings and money market deposit accounts	973	657	3,154		1,709
Time	4,828	2,542	12,852		6,737
Federal Home Loan Bank advances and other	66	606	534		1,275
Subordinated debentures	199	197	590		526
TOTAL INTEREST EXPENSE	6,147	4,104	17,408		10,510
NET INTEREST INCOME	14,064	13,466	41,338		40,252
PROVISION FOR LOAN LOSSES	606	322	806		759
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,458	13,144	40,532		39,493
NONINTEREST INCOME
Service charges on deposit accounts	976	833	2,796		2,504
Gains on mortgage loans sold, net	1,385	1,399	3,170		4,061
Gain on securities transactions, net	—	18	306		43
Gain on sale of other real estate	—	150	—		259
Gain (loss) on disposal of premises and equipment	—	16	—		16
Other	399	361	1,124		1,139
TOTAL NONINTEREST INCOME	2,760	2,777	7,396		8,022
NONINTEREST EXPENSE
Salaries and employee benefits	7,634	6,913	22,605		20,480
Occupancy	1,359	1,234	4,069		3,673
Information technology	1,553	1,315	4,538		3,913
Advertising and public relations	387	183	916		413
Audit, legal and consulting	350	588	1,836		2,027
Federal deposit insurance	(96)	210	348		630
Merger expenses	299	82	302		2,742
Other operating	1,561	1,637	4,305		4,487
TOTAL NONINTEREST EXPENSE	13,047	12,162	38,919		38,365
INCOME BEFORE PROVISION FOR INCOME TAXES	3,171	3,759	9,009	—	9,150
INCOME TAX EXPENSE	557	519	1,430		1,431
CONSOLIDATED NET INCOME	2,614	3,240	7,579		7,719
NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	1,386	842	4,484		2,243
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,000	$4,082	$12,063		$9,962
Basic net income attributable to common shareholders, per share	$0.36	$0.36	$1.07		$0.88
Diluted net income attributable to common shareholders, per share	$0.36	$0.36	$1.07		$0.87
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income	$2,614	$3,240	$7,579	$7,719
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $973 and $712 for the three months ended September 30, 2019 and 2018, respectively, and $3,935 and $2,260 for the nine months ended September 30, 2019 and 2018, respectively	2,736	(2,023)	11,122	(6,401)
Net unrealized losses on interest rate swap derivatives net of tax of $98 for the three months ended September 30, 2019 and $569 for the nine months ended September 30, 2019	(275)	—	(1,606)	—
Reclassification adjustment for gains included in net income, net of tax of $4 for the three months ended September 30, 2018 and $80 and $11 for the nine months ended September 30, 2019 and 2018, respectively	—	(14)	(226)	(32)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,461	(2,037)	9,290	(6,433)
TOTAL COMPREHENSIVE INCOME	$5,075	$1,203	$16,869	$1,286

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2019	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	250	—	—	—	250
Exercise of stock options	2,183	2	26	—	—	—	28
Restricted stock awards	3,000	3	(3)	—	—	—	—
Restricted stock and dividend forfeiture	(3,750)	(4)	4	1	—	—	1
Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)
Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543
Cash dividend declared to common shareholders	—	—	—	(1,035)	—	—	(1,035)
Net income (loss)	—	—	—	3,824	—	(1,543)	2,281
Other comprehensive income	—	—	—	—	4,296	—	4,296
BALANCE - MARCH 31, 2019	11,502,285	$11,502	$172,886	$30,119	$612	$—	$215,119
Stock based compensation expense	—	—	280	—	—	—	280
Exercise of stock options	24,523	25	298	—	—	—	323
Employee Stock Purchase Plan stock issuance	4,728	5	85	—	—	—	90
Restricted stock awards	5,000	5	(5)	—	—	—	—
Restricted stock and dividend forfeiture	(4,000)	(4)	4	—	—	—	—
Common stock shares redeemed	(335,973)	(336)	(7,296)	—	—	—	(7,632)
Noncontrolling interest contributions	—	—	—	—	—	1,555	1,555
Cash dividend declared to common shareholders	—	—	—	(1,009)	—	—	(1,009)
Net income (loss)	—	—	—	4,239	—	(1,555)	2,684
Other comprehensive income	—	—	—	—	2,533	—	2,533
BALANCE - JUNE 30, 2019	11,196,563	$11,197	$166,252	$33,349	$3,145	$—	$213,943
Stock based compensation expense	—	—	337	—	—	—	337
Exercise of stock options	600	1	8	—	—	—	9
Restricted stock awards	1,500	1	(1)	—	—	—	—
Restricted shares withheld for taxes	(3,601)	(4)	(84)	—	—	—	(88)
Noncontrolling interest contributions	—	—	—	—	—	1,386	1,386
Cash dividend declared to common shareholders	—	—	—	(1,010)	—	—	(1,010)
Net income (loss)	—	—	—	4,000	—	(1,386)	2,614
Other comprehensive income	—	—	—	—	2,461	—	2,461
BALANCE - SEPTEMBER 30, 2019	11,195,062	$11,195	$166,512	$36,339	$5,606	$—	$219,652

See accompanying notes to consolidated financial statements.
RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2018	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137
Stock based compensation expense	—	—	224	—	—	—	224
Exercise of stock options	25,225	25	315	—	—	—	340
Restricted stock awards	4,500	5	(5)	—	—	—	—
Restricted stock forfeiture	(1,000)	(1)	1	—	—	—	—
Conversion shares issued to shareholders' of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983
Noncontrolling interest contributions	—	—	—	—	—	464	464
Cash dividends declared to common shareholders	—	—	—	(1,060)	—	—	(1,060)
Net income (loss)	—	—	—	3,741	—	(464)	3,277
Other comprehensive loss	—	—	—	—	(4,414)	—	(4,414)
BALANCE - MARCH 31, 2018	11,479,608	$11,480	$172,538	$19,870	$(2,937)	$—	$200,951
Stock based compensation expense	—	—	148	—	—	—	148
Exercise of stock options	357	—	3	—	—	—	3
Restricted stock awards	3,000	3	(3)	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	937	937
Cash dividend declared to common shareholders	—	—	—	(919)	—	—	(919)
Net income (loss)	—	—	—	2,139	—	(937)	1,202
Other comprehensive income	—	—	—	—	18	—	18
BALANCE - JUNE 30, 2018	11,482,965	$11,483	$172,686	$21,090	$(2,919)	$—	$202,340
Stock based compensation expense	—	—	237	—	—	—	237
Exercise of stock options	4,419	5	50	—	—	—	55
Restricted stock awards	43,710	43	(43)	—	—	—	—
Noncontrolling interest contributions	—	—	—	—	—	842	842
Cash dividend declared to common shareholders	—	—	—	(926)	—	—	(926)
Net income (loss)	—	—	—	4,082	—	(842)	3,240
Other comprehensive loss	—	—	—	—	(2,037)	—	(2,037)
BALANCE - SEPTEMBER 30, 2018	11,531,094	$11,531	$172,930	$24,246	$(4,956)	$—	$203,751
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Consolidated net income	$7,579	$7,719
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for loan losses	806	759
Provision to reflect market value of mortgage loans held for sale	—	196
Deferred income taxes (benefit)	3,686	(959)
Loss on disposal of premises and equipment	—	(16)
Depreciation and amortization of premises and equipment	1,486	1,235
Net amortization of securities	2,302	2,374
Net realized gains on sales of securities	(306)	(43)
Gains on mortgage loans sold, net	(3,170)	(4,061)
Stock-based compensation expense	867	609
Realization of gain on other real estate	—	(259)
Increase in cash surrender value of life insurance contracts	(838)	(893)
Mortgage loans originated for resale	(106,520)	(113,481)
Proceeds from sale of mortgage loans	108,756	150,866
Other accretion	(477)	(615)
Change in: Accrued interest receivable	726	(1,123)
Other assets	508	(2,852)
Accrued interest payable	547	845
Other liabilities	(6,392)	778
TOTAL ADJUSTMENTS	1,981	33,360
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,560	41,079
INVESTING ACTIVITIES
Cash received from merger	—	33,128
Activities in available for sale securities
Purchases	(47,870)	(103,375)
Sales	52,434	100,737
Maturities, prepayments and calls	8,587	10,125
Purchases of restricted equity securities	—	(2,181)
Redemption of restricted equity securities	411	—
Net increase in loans	(118,758)	(108,431)
Purchase of buildings, leasehold improvements, and equipment	(843)	(4,000)
Proceeds from sale of other real estate	—	1,947
NET CASH USED IN INVESTING ACTIVITIES	(106,039)	(72,050)
FINANCING ACTIVITIES
Net change in deposits	172,741	79,588
Net change in advances from Federal Home Loan Bank	(53,529)	(34,020)
Issuance of common stock, net of repurchase of restricted shares	272	398
Issuance of common stock from Employee Stock Purchase Plan	90	—
Redemption of common stock	(8,291)	—
Noncontrolling interest contributions received	4,415	1,305
Cash dividends paid on common stock	(3,077)	(2,525)
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,621	44,746
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,142	13,775
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,178	20,668
CASH AND CASH EQUIVALENTS - END OF PERIOD	$51,320	$34,443

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$16,861	$9,655
Taxes	$1,607	$2,170

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$16,134	$(9,742)
Unrealized gain (loss) on derivatives	$(3,558)	$1,038
Change in due to/from noncontrolling interest	$4,484	$2,243
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$943	$1,060

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bank began organizational activities in 2005. Reliant Bancorp, Inc. provides financial services through its wholly owned bank subsidiary, Reliant Bank, which has offices in Williamson, Robertson, Davidson, Sumner, Rutherford, Maury, Hickman and Hamilton Counties in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential construction loans, commercial loans, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Additionally, on September 16, 2019, Reliant Bancorp, Inc. entered into a definitive agreement to acquire the parent company of Community Bank & Trust headquartered in Ashland City, Tennessee.

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

The consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain reclassifications were made to the September 30, 2018 financial statement presentation in order to conform to the September 30, 2019 financial statement presentation. Total stockholders' equity and net income are unchanged due to these reclassifications.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$310	$—	$—	$310
State and municipal	210,537	12,479	—	223,016
Corporate bonds	7,880	64	(122)	7,822
Mortgage backed securities	39,143	379	(404)	39,118
Asset backed securities	27,577	11	(544)	27,044
Total	$285,447	$12,933	$(1,070)	$297,310

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$568	$—	$(14)	$554
State and municipal	232,589	879	(4,170)	229,298
Corporate bonds	3,130	—	(113)	3,017
Mortgage backed securities	32,172	34	(248)	31,958
Asset backed securities	28,635	—	(639)	27,996
Time deposits	3,500	—	—	3,500
Total	$300,594	$913	$(5,184)	$296,323

Securities pledged at September 30, 2019 and December 31, 2018 had a carrying amount of $58,341 and $70,097, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The fair values of available for sale debt securities at September 30, 2019 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage and asset backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$500	$499
Due in one to five years	1,035	1,035
Due in five to ten years	12,076	12,447
Due after ten years	205,116	217,167
Mortgage backed securities	39,143	39,118
Asset backed securities	27,577	27,044
Total	$285,447	$297,310

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
At September 30, 2019
U. S. Treasury and other U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—	—
Corporate bonds	499	1	2,509	121	3,008	122
Mortgage backed securities	16,070	224	8,296	180	24,366	404
Asset backed securities	1,990	11	23,056	533	25,046	544
Total temporarily impaired	$18,559	$236	$33,861	$834	$52,420	$1,070

At December 31, 2018
U. S. Treasury and other U. S. government agencies	$—	$—	$555	$14	$555	$14
State and municipal	118,580	2,263	47,223	1,907	165,803	4,170
Corporate bonds	2,526	105	492	8	3,018	113
Mortgage backed securities	17,015	99	5,397	149	22,412	248
Asset backed securities	20,351	383	7,255	256	27,606	639
Total temporarily impaired	$158,472	$2,850	$60,922	$2,334	$219,394	$5,184

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 56 and 242 securities in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2019 and December 31, 2018 were comprised as follows:

	September 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$231,935	$213,850
Real Estate
1-4 Family Residential	236,332	225,863
1-4 Family HELOC	93,176	88,112
Multi-family and Commercial	520,297	447,840
Construction, Land Development and Farmland	238,082	220,801
Consumer	17,448	20,495
Other	13,252	14,106
Total	1,350,522	1,231,067
Less
Deferred loan fees (cost)	(161)	(9)
Allowance for possible loan losses	12,291	10,892
Loans, net	$1,338,392	$1,220,184

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2019 and September 30, 2018, respectively:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Charge-offs	(170)	—	—	(29)	—	(37)	(34)	(270)
Recoveries	342	62	—	220	11	28	200	863
Provision	376	697	13	(141)	37	(5)	(171)	806
Ending balance at September 30, 2019	$2,299	$5,188	$2,513	$1,383	$704	$170	$34	$12,291

Beginning balance at December 31, 2017	$2,538	$3,166	$2,434	$773	$595	$183	$42	$9,731
Charge-offs	(308)	(76)	(144)	(36)	(6)	(24)	(37)	(631)
Recoveries	530	215	44	11	7	29	3	839
Provision	(734)	813	56	573	24	(2)	29	759
Ending balance at September 30, 2018	$2,026	$4,118	$2,390	$1,321	$620	$186	$37	$10,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$580	$—	$17	$—	$50	$—	$—	$647
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,719	5,188	2,496	1,383	654	170	34	11,644
Total	$2,299	$5,188	$2,513	$1,383	$704	$170	$34	$12,291
Loans
Individually evaluated for impairment	$5,309	$2,428	$1,217	$1,997	$346	$—	$—	$11,297
Acquired with credit impairment	—	218	822	201	—	—	—	1,241
Collectively evaluated for impairment	226,626	517,651	236,043	234,134	92,830	17,448	13,252	1,337,984
Total	$231,935	$520,297	$238,082	$236,332	$93,176	$17,448	$13,252	$1,350,522

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$38	$—	$17	$—	$—	$—	$—	$55
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,713	4,429	2,483	1,333	656	184	39	10,837
Total	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Loans
Individually evaluated for impairment	$978	$1,160	$1,780	$1,246	$—	$12	$—	$5,176
Acquired with credit impairment	40	232	1,751	262	—	11	—	2,296
Collectively evaluated for impairment	212,832	446,448	217,270	224,355	88,112	20,472	14,106	1,223,595
Total	$213,850	$447,840	$220,801	$225,863	$88,112	$20,495	$14,106	$1,231,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Multi-family and commercial real estate: Multi-family and commercial real estate loans are subject to underwriting standards and processes similar to commercial, industrial and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties comprising the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.

These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or an affiliate of the party, who owns the property.

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land development portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Nonaccrual loans by class of loan were as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$601	$279
Multi-family and Commercial Real Estate	1,310	—
Construction, Land Development and Farmland	555	1,294
1-4 Family Residential Real Estate	1,538	2,556
1-4 Family HELOC	346	—
Consumer	30	65
Total	$4,380	$4,194

Performing nonaccrual loans totaled $1,076 and $2,010 at September 30, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at September 30, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$5,309	$754	$4,555	$5,309	$580
Multi-family and Commercial Real Estate	2,655	2,646	—	2,646	—
Construction, Land Development and Farmland	2,356	1,868	171	2,039	17
1-4 Family Residential Real Estate	2,286	2,198	—	2,198	—
1-4 Family HELOC	348	296	50	346	50
Total	$12,954	$7,762	$4,776	$12,538	$647

Individually impaired loans by class of loans were as follows at December 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,247	$765	$253	$1,018	$38
Multi-family and Commercial Real Estate	1,670	1,392	—	1,392	—
Construction, Land Development and Farmland	3,920	3,359	172	3,531	17
1-4 Family Residential Real Estate	2,243	1,508	—	1,508	—
Consumer	29	23	—	23	—
Total	$9,109	$7,047	$425	$7,472	$55

The average balances of impaired loans for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Commercial, Industrial and Agricultural	$1,921	$2,661
Multi-family and Commercial Real Estate	2,573	2,610
Construction, Land Development and Farmland	2,570	4,831
1-4 Family Residential Real Estate	1,779	2,708
1-4 Family HELOC	161	90
Consumer	9	72
Total	$9,013	$12,972

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Grade 4 - Average (Pass)

This grade includes loans to borrowers with a financial condition that is satisfactory and comparable to industry standards. The borrower has verifiable net worth, providing over time, average asset protection. The borrower's cash flows are sufficient to satisfy debt service requirements. Risk of loss is below average.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Credit quality indicators by class of loan were as follows at September 30, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$225,542	$442	$5,951	$231,935
1-4 Family Residential Real Estate	233,559	—	2,773	236,332
1-4 Family HELOC	92,574	—	602	93,176
Multi-family and Commercial Real Estate	515,570	—	4,727	520,297
Construction, Land Development and Farmland	237,171	—	911	238,082
Consumer	17,217	—	231	17,448
Other	13,252	—	—	13,252
Total	$1,334,885	$442	$15,195	$1,350,522

Credit quality indicators by class of loan were as follows at December 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$212,761	$—	$1,089	$213,850
1-4 Family Residential Real Estate	221,546	1,125	3,192	225,863
1-4 Family HELOC	88,112	—	—	88,112
Multi-family and Commercial Real Estate	442,127	3,135	2,578	447,840
Construction, Land Development and Farmland	218,053	579	2,169	220,801
Consumer	20,236	—	259	20,495
Other	14,106	—	—	14,106
Total	$1,216,941	$4,839	$9,287	$1,231,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due status by class of loan was as follows at September 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$5	$133	$579	$717	$231,218	$231,935
1-4 Family Residential Real Estate	539	514	426	1,479	234,853	236,332
1-4 Family HELOC	42	—	346	388	92,788	93,176
Multi-family and Commercial Real Estate	—	505	558	1,063	519,234	520,297
Construction, Land Development and Farmland	136	—	171	307	237,775	238,082
Consumer	20	29	10	59	17,389	17,448
Other	—	—	—	—	13,252	13,252
Total	$742	$1,181	$2,090	$4,013	$1,346,509	$1,350,522

Past due status by class of loan was as follows at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$22	$153	$279	$454	$213,396	$213,850
1-4 Family Residential Real Estate	1,104	335	1,203	2,642	223,221	225,863
1-4 Family HELOC	50	—	—	50	88,062	88,112
Multi-family and Commercial Real Estate	—	104	—	104	447,736	447,840
Construction, Land Development and Farmland	214	—	171	385	220,416	220,801
Consumer	11	30	46	87	20,408	20,495
Other	—	—	—	—	14,106	14,106
Total	$1,401	$622	$1,699	$3,722	$1,227,345	$1,231,067

There was one loan totaling $111 past due 90 days or more and still accruing interest at September 30, 2019. Additionally, credit card balances totaling $10 were past due 90 days or more and still accruing interest. There was one loan totaling $6 past due 90 days or more and still accruing interest at December 31, 2018.

During the nine months ended September 30, 2019, there were no loans that were modified to troubled debt restructurings. One previously disclosed troubled debt restructuring with a principal balance of $69 was paid in full during the nine months ended September 30, 2019.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2018:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
September 30, 2018
1-4 Family Residential	1	$1,254	$1,254
Multi-family and Commercial Real Estate	1	$661	$585
Total	2	$1,915	$1,839

One modification that occurred during the nine months ended September 30, 2018, consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interest income. The other modification was a restructure of five loans, including purchased credit impaired loans, in which a charge off occurred of $76, resulting in one remaining loan of $585.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans were as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$—	$63
Multi-family and Commercial Real Estate	220	233
Construction, Land Development and Farmland	1,030	1,958
1-4 Family Residential Real Estate	237	324
Consumer	—	18
Total outstanding balance	1,487	2,596
Less remaining purchase discount	246	300
Allowance for loan losses	—	—
Carrying amount, net of allowance	$1,241	$2,296

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$171	$61
New loans purchased	—	261
Year-to-date settlements	(7)	(151)
Balance at March 31,	164	171

NOTE 4 - OTHER REAL ESTATE

At September 30, 2019 and December 31, 2018, the balance of other real estate owned includes $1,943 and $1,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the properties. During the three and nine months ended September 30, 2019, $95 and $943, respectively, were added to other real estate owned. Additionally, at September 30, 2019, there were five real estate loans to four borrowers with related balances totaling $961, in the process of foreclosure.

In connection with the merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sell which totaled $1,650. As of September 30, 2019, only one parcel remains with a related book value of $1,000.

Expenses related to other real estate totaled $15 and $30 for the three and nine months ended September 30, 2019, respectively, compared to $25 and $38 for the three and nine months ended September 30, 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets
U. S. Treasury and other U. S. government agencies	$310	$—	$310	$—
State and municipal	223,016	—	223,016	—
Corporate bonds	7,822	—	7,822	—
Mortgage backed securities	39,118	—	39,118	—
Asset backed securities	27,044	—	27,044	—
Interest rate swaps	—	—	—	—

Liabilities
Interest rate swaps	$4,273	$—	$4,273	$—

December 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$554	$—	$554	$—
State and municipal	229,298	—	229,298	—
Corporate bonds	3,017	—	3,017	—
Mortgage backed securities	31,958	—	31,958	—
Asset backed securities	27,996	—	27,996	—
Time deposits	3,500	3,500	—	—
Interest rate swaps	467	—	467	—

Liabilities
Interest rate swaps	$1,183	$—	$1,183	$—

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets
Impaired loans	$4,129	$—	$—	$4,129
Other real estate owned	1,943	—	—	1,943

December 31, 2018
Assets
Impaired loans	$370	$—	$—	$370
Other real estate owned	1,000	—	—	1,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2019 and December 31, 2018:

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

Carrying amounts and estimated fair values of financial instruments not reported at fair value at September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$51,247	$51,247	$51,247	$—	$—
Federal funds sold	73	73	—	73	—
Loans, net	1,338,392	1,326,932	—	—	1,326,932
Mortgage loans held for sale	16,757	17,052	—	17,052	—
Accrued interest receivable	7,488	7,488	—	7,488	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,610,633	$1,612,749	$—	$—	$1,612,749
Accrued interest payable	1,610	1,610	—	1,610	—
Subordinate debentures	11,665	12,357	—	—	12,357
Federal Home Loan Bank advances	3,928	3,954	—	—	3,954

December 31, 2018
Financial assets
Cash and due from banks	$34,807	$34,807	$34,807	$—	$—
Federal funds sold	371	371	—	371	—
Loans, net	1,220,184	1,206,574	—	—	1,206,574
Mortgage loans held for sale	15,823	15,871	—	15,871	—
Accrued interest receivable	8,214	8,214	—	8,214	—
Restricted equity securities	11,690	11,690	—	11,690	—
Financial liabilities
Deposits	$1,437,903	$1,434,652	$—	$—	$1,434,652
Accrued interest payable	1,063	1,063	—	1,063	—
Subordinate debentures	11,603	11,522	—	—	11,522
Federal Home Loan Bank advances	57,498	57,434	—	—	57,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTE 6 - STOCK-BASED COMPENSATION

In 2006, the Board of Directors and shareholders of the Bank (then known as "Commerce Union Bank") approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provided for the granting of stock options, for up to 625,000 shares of common stock to employees and organizers, and authorized the issuance of common stock upon the exercise of such options. As part of the Bank's reorganization into a holding company corporate structure in 2012, all Bank options were replaced with Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") options with no change in terms.

On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (the “A&R Plan”), which permits the grant of awards with respect to up to 1,250,000 shares of Company common stock in the form of stock options. As part of the merger of Commerce Union Bank and the Bank, all outstanding stock options of the Bank were converted to stock options of Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") under the A&R Plan. Under the A&R Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

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

Common Stock Options

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	159,260	$16.72	6.04 years	$1,146
Granted	27,500	$23.28
Exercised	(27,306)	$13.15
Forfeited or expired	(2,753)	$19.34
Outstanding at September 30, 2019	156,701	$18.44	6.62 years	$970
Exercisable at September 30, 2019	81,701	$14.89	4.97 years	$764

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2019	71,200	$5.28
Granted	27,500	$6.97
Vested	(20,947)	$4.69
Forfeited	(2,753)	$4.89
Non-vested options at September 30, 2019	75,000	$6.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

As of September 30, 2019, there was $413 of unrecognized future compensation expense to be recognized related to stock options.

Restricted Stock Awards

The following table shows the activity related to non-vested restricted stock awards for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	110,660	$24.28
Granted	9,500	22.01
Vested	(21,450)	19.31
Forfeited	(7,750)	23.25
Non-vested shares at September 30, 2019	90,960	$25.31

The non-vested restricted stock awards vest over periods ranging from one to three years.

Restricted Stock Units

On July 23, 2019, 41,250 stock-settled restricted stock units were awarded to certain employees of Reliant Bancorp, Inc. and/or the Bank. Subject to certain special vesting and forfeiture rules set forth in the underlying award agreements, these restricted stock units generally will vest on the third anniversary of the award date and will be settled promptly after vesting. Also, on July 23, 2019, 6,500 stock-settled restricted stock units were awarded to members of the board of directors of Reliant Bancorp. Subject to certain special vesting and forfeiture rules set forth in the underlying award agreements, these restricted stock units generally will vest on the first anniversary of the award date and will be settled promptly after vesting. None of these employee or director restricted stock units have been forfeited or vested during the nine months ended September 30, 2019.
As of September 30, 2019, there was $2,066 of unrecognized compensation cost related to non-vested restricted stock and restricted stock unit awards.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. The Company meets the Small Bank Holding Company regulatory exemption limit presently set at three billion in total assets. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

Capital amounts and ratios for the Company and the Bank (required) are presented below as of September 30, 2019 and December 31, 2018.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Company
Tier I leverage	$171,789	9.85%	$69,762	4.00%	$87,203	5.00%
Common equity tier 1	160,124	10.85%	103,306	7.00%	95,927	6.50%
Tier I risk-based capital	171,789	11.64%	125,447	8.50%	118,068	8.00%
Total risk-based capital	184,505	12.51%	154,860	10.50%	147,486	10.00%

Bank
Tier I leverage	$166,265	9.55%	$69,654	4.00%	$87,067	5.00%
Common equity tier 1	166,265	11.29%	103,082	7.00%	95,719	6.50%
Tier I risk-based capital	166,265	11.29%	125,171	8.50%	117,808	8.00%
Total risk-based capital	178,981	12.15%	154,623	10.50%	147,260	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$81,347	5.00%
Common equity tier 1	157,273	11.59%	86,507	6.38%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	106,905	7.88%	108,602	8.00%
Total risk-based capital	180,193	13.28%	133,991	9.88%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$81,272	5.00%
Common equity tier 1	165,308	12.19%	86,451	6.38%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	106,792	7.88%	108,488	8.00%
Total risk-based capital	176,625	13.02%	133,961	9.88%	135,657	10.00%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic EPS Computation
Net income attributable to common shareholders	$4,000	$4,082	$12,063	$9,962
Weighted average common shares outstanding	11,104,918	11,406,753	11,247,921	11,378,755
Basic earnings per common share	$0.36	$0.36	$1.07	$0.88
Diluted EPS Computation
Net income attributable to common shareholders	$4,000	$4,082	$12,063	$9,962
Weighted average common shares outstanding	11,104,918	11,406,753	11,247,921	11,378,755
Dilutive effect of stock options, restricted shares and employee stock purchase plan	72,449	91,426	66,445	83,944
Adjusted weighted average common shares outstanding	11,177,367	11,498,179	11,314,366	11,462,699
Diluted earnings per common share	$0.36	$0.36	$1.07	$0.87

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,910	$154	$—	$14,064
Provision for loan losses	606	—	—	606
Noninterest income	1,375	1,377	8	2,760
Noninterest expense (excluding merger expense)	9,726	3,022	—	12,748
Merger expense	299	—	—	299
Income tax expense (benefit)	654	(97)	—	557
Net income (loss)	4,000	(1,394)	8	2,614
Noncontrolling interest in net loss of subsidiary	—	1,394	(8)	1,386
Net income attributable to common shareholders	$4,000	$—	$—	$4,000

	Three Months Ended September 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,295	$171	$—	$13,466
Provision for loan losses	322	—	—	322
Noninterest income	1,379	1,449	(51)	2,777
Noninterest expense (excluding merger expense)	9,614	2,466	—	12,080
Merger expense	82	—	—	82
Income tax expense (benefit)	574	(55)	—	519
Net income (loss)	4,082	(791)	(51)	3,240
Noncontrolling interest in net loss of subsidiary	—	791	51	842
Net income attributable to common shareholders	$4,082	$—	$—	$4,082

	Nine Months Ended September 30, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$40,986	$352	$—	$41,338
Provision for loan losses	806	—	—	806
Noninterest income	4,226	3,187	(17)	7,396
Noninterest expense (excluding merger expense)	30,300	8,317	—	38,617
Merger expense	302	—	—	302
Income tax expense (benefit)	1,741	(311)	—	1,430
Net income (loss)	12,063	(4,467)	(17)	7,579
Noncontrolling interest in net loss of subsidiary	—	4,467	17	4,484
Net income attributable to common shareholders	$12,063	$—	$—	$12,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

	Nine Months Ended September 30, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$39,529	$723	$—	$40,252
Provision for loan losses	759	—	—	759
Noninterest income	3,966	4,190	(134)	8,022
Noninterest expense (excluding merger expense)	28,454	7,169	—	35,623
Merger expense	2,742	—	—	2,742
Income tax expense (benefit)	1,578	(147)	—	1,431
Net income	9,962	(2,109)	(134)	7,719
Noncontrolling interest in net income of subsidiary	—	2,109	134	2,243
Net income attributable to common shareholders	$9,962	$—	$—	$9,962

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $60,000 as of September 30, 2019 were designated as cash flow hedges of certain short-term interest bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

Summary information related to the interest rate swaps designated as cash flow hedges as of September 30, 2019, is as follows:

Notional amounts	$60,000
Weighted average pay rates	3.338%
Weighted average receive rates	2.460%
Weighted average maturity	3.75 years
Unrealized losses	$3,328

Cash Flow Hedges

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2019:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
September 30, 2019
Interest rate contracts	$(2,175)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinate debentures	$10,000	$532	$10,000	$174
Short-term interest bearing liabilities	50,000	2,796	50,000	979
Total included in other liabilities	$60,000	$3,328	$60,000	$1,153

Fair Value Hedges

The following table reflects the fair value hedges included in the Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018, respectively:

Interest rate contracts	Location	September 30, 2019	September 30, 2018
Change in fair value on interest rate swaps hedging investments	Interest income	$(1,382)	$950

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$—	$—	$16,902	$467
Total included in other assets	$—	$—	$16,902	$467

Included in other liabilities:
Interest rate swaps related to investments	19,605	945	4,203	30
Total included in other liabilities	$19,605	$945	$4,203	$30

NOTE 11 – INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2019 totaled $557 and $1,430, respectively, compared to $519 and $1,431, respectively, for the three and nine months ended September 30, 2018. The effective tax rate for the three and nine months ended September 30, 2019 was 17.6% and 15.9%, respectively, compared to 13.8% and 15.6%, respectively, for the three and nine months ended September 30, 2018. Merger expenses during the nine months ended September 30, 2018, had the impact of reducing taxable income and increasing the proportion of tax exempt income to total income.

NOTE 12 - BUSINESS COMBINATION

Effective January 1, 2018, Pioneer Merger Sub, Inc., a wholly owned subsidiary of Reliant Bancorp, Inc., merged with and into Community First, with Community First continuing as the surviving corporation, and immediately thereafter Community First merged with and into Reliant Bancorp, Inc., with Reliant Bancorp, Inc. continuing as the surviving corporation.

Pursuant to the merger agreement, each outstanding share of Community First common stock (except for certain excluded shares and dissenting shares) was converted into and canceled in exchange for the right to receive 0.481 shares of Reliant Bancorp, Inc. common stock, together with cash in lieu of any fractional shares. This business combination expanded and further diversified the Company's market area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Dollar amounts in thousands except per share amounts)

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2018; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2019. Revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. The adoption of this standard did not have a significant impact on the Company.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We estimate that the effect of implementing this pronouncement will result in right to use assets of $9,821 and a corresponding liability, using the remaining contractual lease periods. We also estimate the impact on regulatory capital of the Company to be a reduction of seven basis points to the Tier 1 leverage capital ratio. Management is presently evaluating the planned renewals of existing leases. If management determines to utilize the renewals of leases then the right to use assets and corresponding liability will increase.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is expected to be effective on January 1, 2023. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
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

NOTE 14 - SUBSEQUENT EVENTS

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Reliant Bancorp, Inc. evaluated all events or transactions that occurred after September 30, 2019 through the date of the issued financial statements.

On October 7, 2019, Reliant Bancorp, Inc. entered into two additional interest rate swap transactions with a notional amount of $50,000 designated as cash flow hedges. These derivatives are intended to protect against the effects of changing interest rates on short-term funding.

On October 22, 2019, Reliant Bancorp, Inc. entered into a definitive agreement to acquire First Advantage Bancorp (“FABK”), the parent company for First Advantage Bank (“FAB”), located in Clarksville, Tennessee. The agreement provides for a cash and stock transaction valued at approximately $123,400, or $30.67 per share of FABK common stock, based on the closing price for Reliant Bancorp, Inc. common stock of $23.65 per share on October 22, 2019.

The definitive agreement provides for the merger of PG Merger Sub, Inc., with and into FABK with FABK to be the surviving company, followed by the merger of FABK with and into Reliant Bancorp, Inc. with Reliant Bancorp, Inc. to be the surviving company. Under the terms of the definitive agreement, shareholders of FABK will receive 1.17 shares of Reliant Bancorp, Inc. common stock and $3.00 cash (subject to adjustment under certain circumstances provided for in the definitive agreement) in exchange for each share of FABK common stock. The definitive agreement has been approved by the boards of directors of both Reliant Bancorp, Inc. and FABK. The parties currently expect to consummate the transaction in the second quarter of 2020, subject to the receipt of required regulatory and shareholder approvals, as well as the satisfaction of certain other customary closing conditions. The Bank and FAB have entered into a separate bank merger agreement providing for the merger of FAB with and into the Bank following the merger of Reliant Bancorp, Inc. and FABK. The combined bank will operate as the Bank. Current FABK board members William Lawson Mabry and Michael E. Wallace are expected to join Reliant Bancorp, Inc.'s Board of Directors upon completion of the transaction.

Other than what is noted above, no other events meeting the requirements of disclosure arose during the time period from September 30, 2019 through the date of the issued financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s (as defined below) financial highlights and significant events for the nine months ended September 30, 2019:

•
Net income attributable to common shareholders totaled $12.1 million, or $1.07 per diluted common share, for the nine months ended September 30, 2019 compared to $10.0 million, or $0.87 per diluted common share, during same period in 2018.

•	Loans increased $119.5 million for the nine months ended September 30, 2019.

•	Deposits increased $172.7 million for the nine months ended September 30, 2019.

•	Asset quality remained strong with nonperforming assets to total assets of just 0.45 percent.
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
Definitive Agreement to acquire the parent company of First Advantage Bank
On October 22, 2019, Reliant Bancorp, Inc. ("Reliant Bancorp"), the parent company for Reliant Bank (the "Bank"), entered into a definitive agreement to acquire First Advantage Bancorp (“FABK”), the parent company for First Advantage Bank (“FAB”), located in Clarksville, Tennessee. The agreement provides for a cash and stock transaction valued at approximately $123.4 million, or $30.67 per share of FABK common stock, based on the closing price for Reliant Bancorp common stock of $23.65 per share on October 22, 2019.
The definitive agreement provides for the merger of PG Merger Sub, Inc., with and into FABK with FABK to be the surviving company, followed by the merger of FABK with and into Reliant Bancorp with Reliant Bancorp to be the surviving company. Under the terms of the definitive agreement, shareholders of FABK will receive 1.17 shares of Reliant Bancorp common stock and $3.00 cash (subject to adjustment under certain circumstances provided for in the definitive agreement) in exchange for each share of FABK common stock. The definitive agreement has been approved by the boards of directors of both Reliant Bancorp and FABK. The parties currently expect to consummate the transaction in the second quarter of 2020, subject to the receipt of required regulatory and shareholder approvals, as well as the satisfaction of certain other customary closing conditions. The Bank and FAB have entered into a separate bank merger agreement providing for the merger of FAB with and into the Bank following the merger of Reliant Bancorp and FABK. The combined bank will operate as the Bank. Current FABK board members William Lawson Mabry and Michael E. Wallace are expected to join Reliant Bancorp’s Board of Directors upon completion of the transaction.
Definitive Agreement to acquire the parent company of Community Bank and Trust
On September 16, 2019, Reliant Bancorp entered into a definitive agreement to acquire Tennessee Community Bank Holdings, Inc. (“TCB Holdings”), the parent company for Community Bank & Trust (“CB&T”) located in Ashland City, Tennessee, in an approximately 50% stock and 50% cash transaction.
The definitive agreement provides for the merger of TCB Holdings with and into Reliant Bancorp, with Reliant Bancorp to be the surviving company. Under the terms of the definitive agreement, shareholders of TCB Holdings will receive 0.769 shares of Reliant Bancorp common stock (subject to adjustment under certain circumstances provided for in the definitive agreement) and $17.13 in cash in exchange for each share of TCB Holdings common stock. The 24,450 outstanding options to acquire TCB Holdings common stock are to be cashed out, which equates to additional consideration of approximately $0.40 million. Based on Reliant Bancorp's 20-day volume-weighted average closing price per share on September 16, 2019, of $23.06, this represents a total transaction value of approximately $37.2 million. The transaction value is likely to change due to fluctuations in the price of Reliant Bancorp's common stock, and the consideration payable to TCB Holdings shareholders is also subject to adjustment under certain circumstances provided for the Company's in the definitive agreement. The definitive agreement has been approved by the boards of directors of Reliant Bancorp, TCB Holdings, and CB&T. The parties currently expect to consummate the transaction in the first quarter of 2020, subject to the receipt of necessary regulatory approvals and the approval of the shareholders of TCB Holdings, as well as other customary closing conditions.

The Bank and CB&T have entered into a separate bank merger agreement providing for the merger of CB&T with and into the Bank following the merger of Reliant Bancorp and TCB Holdings. The combined bank will operate under the Reliant Bank name.

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

During 2011, the Bank and another entity organized RMV. Under the RMV operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses in arrears via additional capital contributions to RMV. As of September 30, 2019, RMV's cumulative losses to date totaled $12,542. RMV will have to generate net income of this amount before the Bank will participate in future income distributions.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the Merger (as defined below), we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management is required to establish an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the Merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. The Bank records an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

Allowance for Loan Losses

The allowance for loan losses ("allowance") is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on nonaccrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loan's remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
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
As of December 31, 2017, Community First, including its wholly owned subsidiaries, had total assets of approximately $480 million, total loans of $316 million and total deposits of $433 million. Community First held a loan portfolio that was primarily comprised of real estate loans.
As a result of the Merger on January 1, 2018, the Company:

•	grew consolidated total assets from $1,125.0 million to $1,636.0 million after giving effect to purchase accounting;

•	increased total loans from $762.5 million to $1,075.5 million;

•	increased total deposits from $883.5 million to $1,316.9 million; and

•	expanded its employee base from 167 to 272 full time equivalent employees.

Earnings

Net income attributable to common shareholders amounted to $4,000 and $12,063, or $0.36 and $1.07 per basic share, for the three and nine months ended September 30, 2019, respectively, compared to $4,082 and $9,962, or $0.36 and $0.88 per basic share, for the same periods in 2018. Diluted net income attributable to common shareholders was $0.36 and $1.07 per share for the three and nine months ended September 30, 2019, respectively, compared to $0.36 and $0.87 per share for the three and nine months ended September 30, 2018, respectively. The major components contributing to the change when compared to the prior year are an increase of 7.3% and 1.4% in noninterest expense for the three and nine months ended September 30, 2019, respectively, and an increase of 4.4% and 2.7% in net interest income for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These and other components of earnings are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2019, and 2018 (dollars in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,312,153	5.12	$16,934	$1,144,307	5.01	$14,445	$2,165	$324	$2,489
Loan fees	—	0.26	870	—	0.27	781	89	—	89
Loans with fees	1,312,153	5.38	17,804	1,144,307	5.28	15,226	2,254	324	2,578
Mortgage loans held for sale	18,271	5.71	263	22,464	5.19	294	(172)	141	(31)
Deposits with banks	33,410	1.96	165	24,570	1.53	95	39	31	70
Investment securities - taxable	73,115	2.98	549	70,389	2.33	414	16	119	135
Investment securities - tax-exempt	220,233	3.60	1,999	229,934	3.74	2,168	(89)	(79)	(169)
Federal funds sold and other	12,300	5.03	156	12,760	5.75	185	(6)	(23)	(29)
Total earning assets	1,669,482	4.98	20,937	1,504,424	4.85	18,382	2,042	513	2,555
Nonearning assets	136,973			139,972
Total assets	$1,806,455			$1,644,396
Interest bearing liabilities
Interest bearing demand	142,702	0.23	81	143,057	0.28	102	—	(21)	(21)
Savings and money market	350,440	1.10	973	339,487	0.77	657	22	294	316
Time deposits - retail	540,688	2.17	2,956	527,930	1.60	2,128	53	775	828
Time deposits - wholesale	294,750	2.52	1,872	87,262	1.88	414	1,275	183	1,458
Total interest bearing deposits	1,328,580	1.76	5,882	1,097,736	1.19	3,301	1,350	1,231	2,581
Federal Home Loan Bank advances	14,216	1.84	66	102,731	2.34	606	(433)	(107)	(540)
Subordinated debt	11,655	6.77	199	11,577	6.75	197	1	1	2
Total borrowed funds	25,871	4.06	265	114,308	2.79	803	(431)	(107)	(538)
Total interest-bearing liabilities	1,354,451	1.80	6,147	1,212,044	1.34	4,104	919	1,124	2,043
Net interest rate spread (%) / Net interest income ($)		3.18	$14,790		3.51	$14,278	$1,123	$(612)	$512
Noninterest bearing deposits	227,502	(0.26)		221,107	(0.20)
Other noninterest bearing liabilities	7,415			7,344
Stockholder's equity	217,087			203,901
Total liabilities and stockholders' equity	$1,806,455			$1,644,396
Cost of funds		1.54			1.14
Net interest margin		3.51			3.77

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,275,834	5.15	$49,181	$1,117,743	4.88	$40,770	$6,045	$2,365	$8,410
Loan fees	—	0.25	2,358	—	0.26	2,137	221	—	221
Loans with fees	1,275,834	5.40	51,539	1,117,743	5.14	42,907	6,266	2,365	8,631
Mortgage loans held for sale	14,534	5.65	614	28,636	5.14	1,101	(648)	161	(487)
Deposits with banks	30,487	1.75	399	36,837	1.35	371	(98)	126	28
Investment securities - taxable	74,330	2.95	1,639	70,276	2.61	1,374	81	184	265
Investment securities - tax-exempt	223,596	3.75	6,264	226,601	3.69	6,258	(120)	126	6
Federal funds sold and other	12,751	5.44	519	11,389	5.85	498	72	(51)	21
Total earning assets	1,631,532	5.00	60,974	1,491,482	4.71	52,509	5,554	2,911	8,465
Nonearning assets	138,926			137,606
Total assets	$1,770,458			$1,629,088
Interest bearing liabilities
Interest bearing demand	144,427	0.26	278	147,022	0.24	263	(7)	22	15
Savings and money market	374,876	1.12	3,154	347,184	0.66	1,709	149	1,296	1,445
Time deposits - retail	576,568	2.12	9,139	520,717	1.45	5,640	659	2,840	3,499
Time deposits - wholesale	191,133	2.60	3,713	91,466	1.60	1,097	1,662	954	2,616
Total interest bearing deposits	1,287,004	1.69	16,284	1,106,389	1.05	8,709	2,463	5,112	7,575
Federal Home Loan Bank advances and other	31,378	2.28	534	84,176	2.03	1,275	(971)	230	(741)
Subordinated debt	11,634	6.78	590	11,556	6.09	526	4	60	64
Total borrowed funds	43,012	3.49	1,124	95,732	2.52	1,801	(967)	290	(677)
Total interest-bearing liabilities	1,330,016	1.75	17,408	1,202,121	1.17	10,510	1,496	5,402	6,898
Net interest rate spread (%) / Net interest income ($)		3.25	$43,566		3.54	$41,999	$4,058	$(2,491)	$1,567
Noninterest bearing deposits	219,106	(0.25)		217,957	(0.18)
Other noninterest bearing liabilities	8,229			6,464
Stockholder's equity	213,107			202,546
Total liabilities and stockholders' equity	$1,770,458			$1,629,088
Cost of funds		1.50			0.99
Net interest margin		3.57			3.76

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Interest income and yields computed on tax-exempt instruments are on a tax equivalent basis including a state tax credit included in loan yields of $300 and $900 for the three and nine months ended September 30, 2019, respectively, and $350 and $400 for the same periods in 2018. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and nine months ended September 30, 2019, we recorded net interest income on a tax equivalent basis of approximately $14,790 and $43,566, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.51% and 3.57%, respectively. For the three and nine months ended September 30, 2018, we recorded net interest income on a tax equivalent basis of approximately $14,278 and $41,999, respectively, which resulted in a net interest margin of 3.77% and 3.76%, respectively. The main factor contributing to the slight increase in our net interest income was an increase in our loans and the related yield. Our net interest income increase was partially offset by the increase in our cost of funds.

Our year-over-year average loan volume increased by approximately 14.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our combined loan and loan fee yield increased from 5.14% to 5.40% for the nine months ended September 30, 2019 compared to the same period in 2018. The increased yield for the nine months ended September 30, 2019 is primarily attributable to a 23 basis points increase in contractual loan yields including adjustment for purchase accounting accretion and a four basis points increase in state tax credits, and partially offset by a one basis point decrease in loan fees. For the three months ended September 30, 2019, our combined loan and loan fee yield increased from 5.28% to 5.38% compared to the same period in 2018. The increased yield for the three months ended September 30, 2019 is primarily attributable to a 14 basis points increase in contractual loan yields including purchase accounting accretion, partially offset by a three basis points decrease in state tax credits and a one basis point decrease in loan fees.

Our tax equivalent yield on tax-exempt investments was 3.60% and 3.75% for the three and nine months ended September 30, 2019, respectively, compared to 3.74% and 3.69% for the same periods in 2018, respectively. The year-over-year change was primarily driven by the restructuring of our investment portfolio in the first half of 2019 while the reduction of interest income for the three months ended September 30, 2019 is associated with our variable rate securities. Our year-over-year average tax-exempt investment volume remained relatively flat for the nine months ended September 30, 2019 compared to the same period in 2018. Our year-over-year average taxable securities volume increased by 5.8% for the nine months ended September 30, 2019 compared to the same period in 2018.

Our cost of funds increased to 1.54% and 1.50% from 1.14% and 0.99% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in our cost of funds was primarily driven by an across the board increase in the cost of our interest bearing deposits and other interest bearing liabilities as well as an increase in average wholesale deposits from 6.9% of our average total deposit portfolio at September 30, 2018 to 12.7% at September 30, 2019. We experienced a 2.9% and 0.5% increase in our average noninterest bearing deposits for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018.

The Bank strives to maintain a strong net interest margin that is insulated from changes in market interest rates. Our net interest margin, while generally considered fairly neutral, is currently subject to slightly contract in a rising rate environment and slightly expand in a falling rate environment.  In the lowering interest rate environment that we anticipate, the shorter durations of our non-core funding sources are expected to contribute to interest expense savings that are expected to be slightly higher than (i) the anticipated loss of interest income that likely to be driven by certain variable rate loans and investments repricing and (ii) the increased expenses to be incurred on our interest rate swaps.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net recoveries have been added bringing the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio.

Based upon our evaluation of the loan portfolio, we believe at September 30, 2019 the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio. While policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

We recorded a provision of $606 and $806 for loan losses for the three and nine months ended September 30, 2019, respectively, compared to $322 and $759 for the three and nine months ended September 30, 2018, respectively. The increase in provision expense for the three months and nine months ended September 30, 2019 can be primarily attributed to a growing loan portfolio. Also, a portion of the provision expense for the three months ended September 30, 2019 was used to establish a specific reserve, primarily, for one $5,000 lending relationship that experienced credit deterioration and was determined by management to be impaired. Management believes an adequate reserve has been established for the impaired credit. The Company has experienced a net recovery five of the previous six quarters that have positively impacted provision expense during the first nine months of 2019. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at September 30, 2019 and December 31, 2018 - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Noninterest Income

Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three and nine months ended September 30, 2019, and 2018 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Income
Service charges and fees	$976	$833	17.2%	$2,796	$2,504	11.7%
Gains on mortgage loans sold, net	1,385	1,399	(1.0)%	3,170	4,061	(21.9)%
Securities gains, net	—	18	(100.0)%	306	43	611.6%
Gain on sale of other real estate	—	150	(100.0)%	—	259	(100.0)%
Gain (loss) on disposal of premises and equipment	—	16	(100.0)%	—	16	(100.0)%
Other noninterest income:
Bank-owned life insurance	283	293	(3.4)%	838	893	(6.2)%
Brokerage revenue	13	7	85.7%	33	91	(63.7)%
Miscellaneous noninterest income	103	61	68.9%	253	155	63.2%
Total other noninterest income	399	361	10.5%	1,124	1,139	(1.3)%
Total noninterest income	$2,760	$2,777	(0.6)%	$7,396	$8,022	(7.8)%

The most significant reasons for the changes in total noninterest income during the three and nine months ended September 30, 2019 compared to the same periods in 2018 are the fluctuation in gains on mortgage loans sold, net, gains on sale of other real estate, and the gains on securities transactions. These and other factors impacting noninterest income are discussed further below.

Service charges on deposit accounts have increased and mainly reflect customer growth trends but have also been impacted by changes in our fee structures. The majority of the 17.2% and 11.7% increase for the three and nine months ended September 30, 2019, respectively, was driven by an increase in our debit card fees.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the nine months ended September 30, 2019, the Company sold securities classified as available for sale totaling $52,434 with a gain of $306. During the nine months ended September 30, 2018, the Company sold securities classified as available for sale totaling $100,737 with a gain of $43.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans and first-lien HELOCs. These fees are for loans originated and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of RMV’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,385 and $3,170, respectively, for the three and nine months ended September 30, 2019 compared to $1,399 and $4,061, respectively, for the same periods in the prior year. The decrease in gains for the nine months ended September 30, 2019 when compared to 2018 is primarily driven by an initial bulk sale of first lien HELOCs upon signing an agreement with an investor, which included several months of production, that netted more than $600 in gains. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk.

During the three and nine months ended September 30, 2019, there was no gain or loss due to the sale of other real estate compared to a gain of $150 and $259, respectively, in the same periods in 2018.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $283 and $838, respectively, for the three and nine months ended September 30, 2019 compared to $293 and $893, respectively, for the same periods in 2018. The decrease relates to the introductory rate ending from our last purchase. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Expense
Salaries and employee benefits	$7,634	$6,913	10.4%	$22,605	$20,480	10.4%
Occupancy	1,359	1,234	10.1%	4,069	3,673	10.8%
Information technology	1,553	1,315	18.1%	4,538	3,913	16.0%
Advertising and public relations	387	183	111.5%	916	413	121.8%
Audit, legal and consulting	350	588	(40.5)%	1,836	2,027	(9.4)%
Federal deposit insurance	(96)	210	(145.7)%	348	630	(44.8)%
Merger expenses	299	82	264.6%	302	2,742	(89.0)%
Other operating	1,561	1,637	(4.6)%	4,305	4,487	(4.1)%
Total noninterest expense	$13,047	$12,162	7.3%	$38,919	$38,365	1.4%

Noninterest expense increased by $885, or 7.3%, for the three months ended September 30, 2019 due in large part to an increase in salaries and employee benefits offset in part by declines in audit, legal and consulting fees as well as FDIC deposit insurance costs during the period. Noninterest expense for the nine months ended September 30, 2019 had an increase of $554, or 1.4%, and is similarly due in large part to an increase in salaries and employee benefits that has been partially offset by a $2,440 decrease in merger expenses. Both the three and nine month periods ended September 30, 2019 have been impacted by RMV's build out of a correspondent mortgage line-of-business that has resulted in adds to staff, additional vendor relationships and investments in technology. These and other factors impacting noninterest expense are discussed further below.

Salaries and employee benefits increased by $721 and $2,125 for the three and nine months ended September 30, 2019, respectively, or 10.4%, for both of these periods compared to the same periods in 2018. This increase is attributable mainly to the increased staff for RMV, due in part, to their build out of a correspondent mortgage line-of-business, as well as our staffing of our de novo branches in Murfreesboro during the third quarter of 2018 and Chattanooga in the fourth quarter of 2018 and other investments in revenue producers.

Occupancy costs increased $125 and $396, or 10.1% and 10.8%, during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018 due to the commencement of leases during the period. During the third and fourth quarters of 2018, respectively, we opened the Murfreesboro and Chattanooga branches. Additionally, we added leases for mortgage production offices in Memphis, Chattanooga and two in Little Rock, Arkansas.

Information technology costs increased by $238 and $625, or 18.1% and 16.0%, respectively, when comparing the three and nine months ended September 30, 2019 to the comparable periods in 2018. This increase is mainly attributable to increased costs due to increasing volume of accounts and transactions as well as our continued investment in information security and other technology, and our increase in locations mentioned in the previous paragraph.

Advertising and public relations costs increased by $204 and $503, or 111.5% and 121.8%, respectively, when comparing the three and nine months ended September 30, 2019 to the same periods in 2018. Increased costs were primarily attributable to increased promotional expenses and advertising for RMV, additional donation and sponsorship commitments, and expenses associated with the launch of a branding initiative.

Audit, legal and consulting costs decreased by $238 and $191, or 40.5% and 9.4%, respectively, when comparing the three and nine months ended September 30, 2019 to the same periods in 2018. These fluctuations are mainly attributable to the fluctuation of legal and consulting fees incurred by RMV.

Our FDIC deposit insurance expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased by $306 and $282, respectively, for the three and nine months ended September 30, 2019, compared to the same periods in 2018. This decrease is primarily the result of our small bank assessment credit received in the third quarter of 2019.

Merger related expenses increased by 264.6% and decreased by 89.0%, respectively, to $299 and $302 for the three and nine months ended September 30, 2019 when compared to the same periods in 2018. These costs are considered one time expenses which for 2019 are associated with the definitive agreement to acquire TCB Holdings and for 2018 are associated with the Merger. All of the costs associated with the Merger have been incurred at this point. We expect merger expenses to increase in the fourth quarter of 2019 as compared to the third quarter of 2019 due to our entering into definitive agreements to acquire TCB Holdings and FABK during the third and fourth quarters of 2019, respectively.

Other operating expenses decreased by $76 and $182, or 4.6% and 4.1%, respectively, for the three and nine months ended September 30, 2019, compared to the same periods in 2018 mainly due to a $196 lower of cost or market adjustment for mortgage loans held for sale in 2018 compared to none in 2019 and partially offset by the increase in travel and entertainment expense in connection with RMV.

Income Taxes

During the three and nine months ended September 30, 2019, we recorded consolidated income tax expense of $557 and $1,430, respectively, compared to $519 and $1,431, respectively, for the three and nine months ended September 30, 2018. The Company files separate federal tax returns for the mortgage banking segment and bank segment. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling member for federal purposes.

Our income tax expense attributable to shareholders for the three and nine months ended September 30, 2019, reflects an effective income tax rate of 14.1% and 12.6%, respectively (exclusive of a tax benefit from our mortgage banking operations of $97 and $311 for the three and nine months ended September 30, 2019, respectively, on pre-tax losses of $1,483 and $4,795 for the three and nine months ended September 30, 2019, respectively), compared to 12.3% and 13.7%, respectively, for the same period in 2018 (exclusive of a tax benefit of $55 and $147, respectively, on pre-tax losses of $897 and $2,390, respectively, from our mortgage banking operations for the comparable periods of 2018). Additionally, our effective tax rate for the three months ended September 30, 2019 is higher than the same period in 2018 primarily due to a state tax credit for a loan booked in the third quarter of 2018 from the Community Investment Tax Credit Program as well as a decrease in the proportion of our tax-exempt income to total income. Our effective tax rate for the nine months ended September 30, 2019 was lower than the same period in 2018 primarily due to the large amount of merger expenses in 2018, which reduced taxable income and increased the proportion of tax exempt income to total income.

Noncontrolling Interest in Net Loss of Subsidiary

Our non-controlling interest in net loss of subsidiary is solely attributable to RMV. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the distribution of RMV and the Bank receives 30% of any distribution, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. The venture had a net loss of $1,386 and $4,484, respectively, for the three and nine months ended September 30, 2019 compared to a net loss of $842 and $2,243, respectively, for the same periods in 2018. The increased loss for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 is mainly attributable to the increase in salaries and benefits due to increased staffing levels, increased occupancy costs due to the opening of new locations, expenses associated with launching the correspondent mortgage group and consulting and advertising fees previously mentioned. These expenses are included in our consolidated results. Also, see Note 9 to our consolidated financial statements for segment reporting.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

Overview

The Company’s total assets were $1,852,487 at September 30, 2019 and $1,724,338 at December 31, 2018. Assets increased by 7.4% from December 31, 2018 to September 30, 2019, primarily due to loan growth of $118,208, or 9.7%. Total liabilities were $1,632,835 at September 30, 2019 and $1,515,924 at December 31, 2018, an increase of 7.7%. The increase in liabilities from December 31, 2018 to September 30, 2019, was substantially attributable to the increase in deposits of $172,730, or 12.0% ,and the increase was partially offset by the decrease in Federal Home Loan Bank ("FHLB") advances of $53,570, or 93.2%, during the period. These and other components of our balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously described, the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. We have expanded our Middle Tennessee footprint into Maury and Hickman Counties with the Merger, and in the third and fourth quarter of 2018, we opened full service branches in Murfreesboro and Chattanooga where we previously had only loan production offices. Total loans, net, at September 30, 2019, and December 31, 2018, were $1,338,392 and $1,220,184, respectively. This represented an increase of 9.7% from December 31, 2018 to September 30, 2019.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$231,935	17.2%	$213,850	17.4%
Real estate:
1-4 Family Residential	236,332	17.5%	225,863	18.3%
1-4 Family HELOC	93,176	6.9%	88,112	7.2%
Multifamily and Commercial	520,297	38.5%	447,840	36.4%
Construction, Land Development and Farmland	238,082	17.6%	220,801	17.9%
Consumer	17,448	1.3%	20,495	1.7%
Other	13,252	1.0%	14,106	1.1%
	1,350,522	100.0%	1,231,067	100.0%
Less:
Deferred loan fees (costs)	(161)		(9)
Allowance for possible loan losses	12,291		10,892
Loans, net	$1,338,392		$1,220,184

The table below provides a summary of PCI loans as of September 30, 2019:

September 30, 2019

Commercial, Industrial and Agricultural	$—
Real estate:
1-4 Family Residential	237
1-4 Family HELOC	—
Multifamily and Commercial	220
Construction, Land Development and Farmland	1,030
Consumer	—
Other	—
Total gross PCI loans	1,487
Less:
Remaining purchase discount	246
Allowance for possible loan losses	—
Loans, net	$1,241

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects.

Commercial, industrial, and agricultural loans of $231,935 at September 30, 2019, increased 8.5% compared to $213,850 at December 31, 2018.

Real estate loans comprised 80.5% of the loan portfolio at September 30, 2019. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 4.9% from December 31, 2018 to September 30, 2019. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $520,297 at September 30, 2019, increased 16.2% compared to the $447,840 held as of December 31, 2018. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has increased since 2016 primarily based on a strong local economy.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, automobile and other consumer loans. Our consumer loans experienced a decrease from December 31, 2018, to September 30, 2019, of 14.9%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 6.1% from December 31, 2018 to September 30, 2019.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2019, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$436,644	$581,508	$332,370	$1,350,522

Fixed interest rate				$770,407
Variable interest rate				580,115
Total				$1,350,522

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

A loan is impaired when full payment under the loan terms is not expected. All classified loans and loans on nonaccrual status are individually evaluated for impairment. Factors considered in determining if a loan is impaired include the borrower’s ability to repay amounts owed, collateral deficiencies, the risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value (less estimated costs to sell) of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless the principal amount is deemed fully collectible, in which case interest is recognized on a cash basis. When recognition of interest income on a cash basis is appropriate, the amount of income recognized is limited to what would have been accrued on the remaining principal balance at the contractual rate. Cash payments received over this limit, and not applied to reduce the loan's remaining principal balance, are recorded as recoveries of prior charge-offs until these charge-offs have been fully recovered.

At September 30, 2019, the allowance for loan losses was $12,291 compared to $10,892 at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.91% at September 30, 2019 compared to 0.88% at December 31, 2018.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	September 30, 2019	September 30, 2018
Beginning Balance, January 1, 2019 and 2018	$10,892	$9,731
Loans charged off:
Commercial, Industrial and Agricultural	(170)	(308)
Real estate:
1-4 Family Residential	(29)	(36)
1-4 Family HELOC	—	(6)
Multifamily and Commercial	—	(76)
Construction, Land Development and Farmland	—	(144)
Consumer	(37)	(24)
Other	(34)	(37)
Total loans charged off	(270)	(631)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	342	530
Real estate:
1-4 Family Residential	220	11
1-4 Family HELOC	11	7
Multifamily and Commercial	62	215
Construction, Land Development and Farmland	—	44
Consumer	28	29
Other	200	3
Total loan recoveries	863	839
Net recoveries (charge-offs)	593	208
Provision for loan losses	806	759
Total allowance at end of period	$12,291	$10,698
Gross loans at end of period (1)	$1,350,522	$1,194,198
Average gross loans (1)	$1,275,834	$1,117,743
Allowance to total loans	0.91%	0.90%
Net recoveries (charge-offs) to average loans (annualized)	0.06%	0.02%

(1)	Loan balances exclude loans held for sale.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2019			September 30, 2018
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,299	18.7%	17.2%	$2,026	18.9%	17.6%
Real estate:
1-4 Family Residential	1,383	11.3%	17.5%	1,321	12.3%	19.1%
1-4 Family HELOC	704	5.7%	6.9%	620	5.8%	7.3%
Multifamily and Commercial	5,188	42.2%	38.5%	4,118	38.7%	36.3%
Construction, Land Development and Farmland	2,513	20.4%	17.6%	2,390	22.3%	16.7%
Consumer	170	1.4%	1.3%	186	1.7%	1.8%
Other	34	0.3%	1.0%	37	0.3%	1.2%
	$12,291	100.0%	100.0%	$10,698	100.0%	100.0%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans plus real estate acquired through foreclosure or deed in lieu of foreclosure. Nonperforming loans by definition consist of nonaccrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on nonaccrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which generally includes a minimum performance of six months.

The following table provides information with respect to the Company’s nonperforming assets.

	September 30, 2019	December 31, 2018
Nonaccrual loans	$4,380	$4,194
Past due loans 90 days or more and still accruing interest	121	6
Restructured loans	1,812	2,469
Total nonperforming loans	6,313	6,669
Foreclosed real estate ("OREO")	1,943	1,000
Total nonperforming assets	$8,256	$7,669
Total nonperforming loans as a percentage of total loans	0.47%	0.54%
Total nonperforming assets as a percentage of total assets	0.45%	0.44%
Allowance for loan losses as a percentage of nonperforming loans	194.69%	163.32%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income taxes. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities totaled $297,310 at September 30, 2019, which was relatively flat in comparison to the $296,323 in securities balances at December 31, 2018. Activity during the nine months ended September 30, 2019 includes the sale of $52,434 of securities as well as $8,587 of principal paydowns, calls, and maturities, offset by purchasing $47,870 of securities during the same period.

Restricted equity securities totaled $11,279 and $11,690 at September 30, 2019, and December 31, 2018, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S.Treasury and other U.S. government agencies	$310	310	0.10%	$568	554	0.19%
State and municipal	210,537	223,016	75.01%	232,589	229,298	77.38%
Corporate bonds	7,880	7,822	2.63%	3,130	3,017	1.02%
Mortgage backed securities	39,143	39,118	13.16%	32,172	31,958	10.78%
Asset backed securities	27,577	27,044	9.10%	28,635	27,996	9.45%
Time deposits	—	—	—%	3,500	3,500	1.18%
Total	$285,447	297,310	100.00%	$300,594	296,323	100.00%

The table below summarizes the contractual maturities of securities available for sale at September 30, 2019:

	Amortized Cost	Estimated Fair Value
Due within one year	$500	$499
Due in one to five years	1,035	1,035
Due in five to ten years	12,076	12,447
Due after ten years	205,116	217,167
Mortgage backed securities	39,143	39,118
Asset backed securities	27,577	27,044
Total	$285,447	$297,310

Premises and Equipment

Premises and equipment, net, totaled $21,390 at September 30, 2019 compared to $22,033 at December 31, 2018, a net decrease of $643, or 2.9%. Premises and equipment purchases amounted to approximately $843 during the nine months ended September 30, 2019 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $1,486. At September 30, 2019, we operated from 17 retail banking locations as well as five stand-alone mortgage loan production offices. Two of our bank branch locations, including our main office, are in Brentwood, Tennessee. Of our other 15 branch locations three are in Columbia, and the remaining are in Franklin, Springfield, Gallatin, Nashville, Murfreesboro, Mt. Pleasant, Thompson's Station, Centerville, Lyles, and Chattanooga, Tennessee. As of September 30, 2019, our mortgage loan production offices were located Brentwood, Hendersonville, and Memphis, Tennessee as well as two in Little Rock, Arkansas.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other bank and non-bank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors such as money market funds and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At September 30, 2019, total deposits were $1,610,633, an increase of $172,730, or 12.0%, compared to $1,437,903 at December 31, 2018. During the nine months ended September 30, 2019, noninterest bearing demand deposits increased by $20,980, interest-bearing demand deposits decreased by $4,776, savings and money market deposits decreased by $4,065, and time deposits increased by $160,591. A substantial portion of the increase in deposits is attributable to the increased use of a variety of wholesale deposit products as part of our strategy to lower our funding costs.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at September 30, 2019.

September 30, 2019
Twelve months or less	$258,872
Over twelve months through three years	18,053
Over three years	5,169
Total	$282,094

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

Interest Rate Sensitivity—Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of off-balance sheet items to maximize long-term earnings and mitigate interest rate risk. Measurements we use to help us manage interest rate sensitivity include a gap analysis, an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We were in compliance with our policy as of September 30, 2019. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

Earnings Simulation Model—We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the negative variances of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from a flat interest rate forecast over the next 12 and 24 months, our estimated change in net interest income as well as our policy limits are as follows:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	1.0%	(15)%	(2.5)%	(15)%
-100 bp	1.1%	(10)%	(0.8)%	(10)%
+100 bp	(0.3)%	(10)%	(0.1)%	(10)%
+200 bp	0.2%	(15)%	0.5%	(15)%
+300 bp	0.8%	(20)%	1.1%	(20)%
+400 bp	1.0%	(25)%	1.3%	(25)%

We were in compliance with our earnings simulation model policies as of September 30, 2019, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At September 30, 2019, our model results indicated that we were within these policy limits.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. Our ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At September 30, 2019, FHLB advances totaled $3,928 compared to $57,498 as of December 31, 2018. The decrease in FHLB advances generally is attributable to our increase in deposits, mainly our increase in less expensive brokered deposits.

At September 30, 2019, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$—	—%
2020	—	—%
2021	334	2.73%
2022	609	1.22%
2023	2,403	1.94%
Thereafter	582	2.48%
	$3,928	1.97%
The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of September 30, 2019, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

Capital

Stockholders’ equity was $219,652 at September 30, 2019, an increase of $11,238, or 5.4%, from $208,414 at December 31, 2018. During the nine months ended September 30, 2019, the Company raised $360 of capital through the exercise of Company stock options and purchased $8,291 of its common stock as part of its previously announced share repurchase program. The accretion of earnings to capital which was offset by the declared dividends, net stock purchases, and the increase in assets led to a decrease in the Bank’s September 30, 2019 Tier 1 leverage ratio to 9.55% compared with 10.17% at December 31, 2018 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $3,077 (of which $1,036 were declared in the prior year) were paid during the nine months ended September 30, 2019, and common dividends of $1,012 were declared during the three months ended September 30, 2019 and paid on October 18, 2019 to shareholders of record on October 8, 2019.

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

Banks as regulated institutions are required to maintain certain levels of capital. The Federal Reserve Board of Governors, the primary federal regulator for the Bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. We regularly review our capital adequacy to ensure compliance with these guidelines and to help ensure that sufficient capital is available for current and future needs. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return.

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2019 and December 31, 2018 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Company
Tier I leverage	$171,789	9.85%	$69,762	4.00%	$87,203	5.00%
Common equity Tier 1	160,124	10.85%	103,306	7.00%	95,927	6.50%
Tier I risk-based capital	171,789	11.64%	125,447	8.50%	118,068	8.00%
Total risk-based capital	184,505	12.51%	154,860	10.50%	147,486	10.00%

Bank
Tier I leverage	$166,265	9.55%	$69,654	4.00%	$87,067	5.00%
Common equity Tier 1	166,265	11.29%	103,082	7.00%	95,719	6.50%
Tier I risk-based capital	166,265	11.29%	125,171	8.50%	117,808	8.00%
Total risk-based capital	178,981	12.15%	154,623	10.50%	147,260	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	86,507	6.38%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	106,905	7.88%	108,602	8.00%
Total risk-based capital	180,193	13.28%	133,991	9.88%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	86,451	6.38%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	106,792	7.88%	108,488	8.00%
Total risk-based capital	176,625	13.02%	133,961	9.88%	135,657	10.00%

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

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows at September 30, 2019:

September 30, 2019
Unused lines of credit	$291,134
Standby letters of credit	17,896
Total commitments	$309,030

Other Off-Balance Sheet Arrangements

The total notional amount of swap agreements was $79,605 and $81,505, respectively, at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the contracts had negative fair values totaling $4,273 and $716, respectively.

Emerging Growth Company Status

Reliant Bancorp is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements of public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company through fiscal year ended December 31, 2020, or until such earlier time that we have more than $1.07 billion in total annual gross revenues, have more than $700 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Management cannot predict if investors will find Reliant Bancorp’s common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for its common stock and Reliant Bancorp’s stock price may be more volatile.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to successfully integrate the businesses we recently entered into definitive agreements to acquire or to realize the anticipated benefits of the acquisitions.

Upon consummation of the Transactions, we will begin the process of integrating TCB Holdings and First Advantage. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with these businesses we recently entered into definitive agreements to acquire without encountering difficulties, such as:

•	the loss of key employees;

•	the disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	loan and deposit attrition, customer loss and revenue loss;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of TCB Holdings and First Advantage. Further, we have entered into definitive agreements to acquire TCB Holdings and First Advantage with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether we integrate TCB Holdings and First Advantage in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframes, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The combined company following the consummation of the Transactions will incur significant transaction and merger-related costs in connection with the acquisitions.

We expect to incur significant costs associated with combining the operations of TCB Holdings and First Advantage with our operations. Unanticipated costs may be incurred in the integration of our business with the businesses of TCB Holdings and First Advantage. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Transactions are consummated, we will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Transactions which will adversely impact our earnings. Completion of the Transactions are conditioned upon customary closing conditions, including the receipt of all required governmental authorizations, consents, orders and approvals, including approval by certain federal and state banking regulators. We and TCB Holdings and First Advantage intend to pursue all required approvals in accordance with the respective definitive agreements. However, there can be no assurance that such approvals will be obtained on the anticipated timeframe, or at all.

Failure to complete the Transactions could have a material adverse effect on our business, future operations, and stock price.

If the Transactions are not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including the following:

•	the price of our common stock may decline to the extent that its current market prices reflect a market assumption that the Transactions will be completed;

•	having to pay significant costs relating to the Transactions without receiving any benefits arising from the Transactions;

•	negative reactions from customers, shareholders and market analysts; and

•	the diversion of the focus of our management to the Transactions instead of on pursuing other opportunities that could have been beneficial to our business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 to July 31, 2019	3,601	$24.15	—	$3,709
August 1, 2019 to August 31, 2019	—	$—	—	$3,709
September 1, 2019 to September 30, 2019	—	$—	—	$3,709
Total	3,601	$24.15	—	$3,709

(1)
During the quarter ended September 30, 2019, 21,450 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 3,601 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

2.1
Agreement and Plan of Merger dated September 16, 2019, by and among Reliant Bancorp, Inc., Tennessee Community Bank Holdings, Inc., and Community Bank & Trust (incorporated by reference to Exhibit 2.1 of Reliant Bancorp's Current Report on Form 8-K filed on September 17, 2019).

3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Quarterly Report on Form 10-Q filed on November 6, 2018).

3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018 (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 21, 2018).

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 of Reliant Bancorp's Registration Statement on Form S-8 filed on December 19, 2018).

10.1	Form of 2019 Restricted Stock Unit Agreement (for Employees) (incorporated by reference to Exhibit 10.1 of Reliant's Bancorp's Current Report on Form 8-K filed on July 24, 2019).

10.2	Form of 2019 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Reliant's Bancorp's Current Report on Form 8-K filed on July 24, 2019).

10.3*	Form of 2019 Restricted Stock Unit Agreement (for Directors).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Documents.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

November 5, 2019	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2019	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)