Form 10-K
period 2019-12-31
Reliant Bancorp, Inc.
filed 2020-03-13
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $211,513,193 on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on $23.63 per share, the last reported sales price of the common stock on The Nasdaq Capital Market on such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 12, 2020 was 11,717,386 excluding 298,441 unexchanged shares in connection with acquisitions.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019 are incorporated by reference into Part III of this report for the year ended December 31, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others: (i) the possibility that our asset quality could decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) the effect of interest rate increases on the cost of deposits, (vi) unanticipated weakness in loan demand or loan pricing, (vii) lack of strategic growth opportunities or our failure to execute on available opportunities, (viii) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ix) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, (x) our ability to effectively manage problem credits, (xi) our ability to successfully implement efficiency initiatives on time and with the results projected, (xii) our ability to successfully develop and market new products and technology, (xiii) the impact of negative developments in the financial industry and United States and global capital and credit markets, (xiv) our ability to retain the services of key personnel, (xv) our ability to adapt to technological changes, (xvi) risks associated with litigation, including the applicability of insurance coverage, (xvii) the vulnerability of the Bank’s network and online banking portals, and the systems of parties with whom the Company and the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xviii) changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments, (xix) adverse results (including costs, fines, reputational harm, and/or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions, (xx) the risk that expected cost savings and revenue synergies from (a) the merger of the Company and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) (the “TCB Holdings Transaction”) or (b) the proposed merger between the Company and First Advantage Bancorp (“FABK”) (the “FABK Transaction” and, together with the TCB Holdings Transaction, collectively, the “Transactions”), may not be realized or may take longer than anticipated to be realized, (xxi) the ability to meet expectations regarding the timing and completion of the FABK Transaction and the accounting and tax treatment of the Transactions, (xxii) the effect of the announcement, pendency, or completion of the Transactions on customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of the Company’s common stock, (xxiii) the risk that the businesses and operations of TCB Holdings and its subsidiaries and of FABK and its subsidiaries cannot be successfully integrated with the business and operations of the Company and its subsidiaries or that integration will be more costly or difficult than expected, (xxiv) the occurrence of any event, change, or other circumstances that could give rise to the termination of the definitive merger agreement for the FABK Transaction, (xxv) the amount of costs, fees, expenses, and charges related to the Transactions, including those arising as a result of unexpected factors or events, (xxvi) reputational risk associated with and the reaction of our customers, suppliers, employees, or other business partners to the Transactions, (xxvii) the failure of any of the conditions to the closing of the FABK Transaction to be satisfied, or any unexpected delay in completing the FABK Transaction, (xxviii) the dilution caused by the Company’s issuance of additional shares of its common stock in the Transactions, (xxix) the Company’s ability to simultaneously execute on two separate business combination transactions, (xxx) the risk associated with Company management’s attention being diverted away from the day-to-day business and operations of the Company to the completion and integration of the Transactions, and (xxxi) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various factors, including those set forth in this Annual Report under “Item 1A. Risk Factors,” and in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by applicable securities law.

PART I

Unless this Annual Report indicates otherwise or the context requires, the terms “Reliant Bancorp,” “our Company,” “the Company,” “us,” “we” and “our” and similar terms refer to Reliant Bancorp Inc. and its subsidiaries including Reliant Bank, which we sometimes refer to as “Reliant” or the “Bank”.

ITEM 1. BUSINESSS

OVERVIEW
Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.), is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank. Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956 as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve").
Reliant Bank, Reliant Bancorp's wholly-owned subsidiary, provides a full range of traditional banking products and services to corporate and consumer clients throughout Middle Tennessee and the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area (the “Nashville MSA”) and Chattanooga, Tennessee. Reliant Bank operates banking centers in Cheatham, Davidson, Hamilton, Hickman, Maury, Montgomery, Robertson, Rutherford, Sumner, and Williamson counties, Tennessee. Additionally, Reliant Bank operates mortgage offices in Brentwood, Hendersonville, and Memphis, Tennessee, as well as two in Little Rock and two in Hot Springs, Arkansas.
HISTORY AND GROWTH
Reliant Bank was organized on April 17, 2006, as a state-chartered bank, under the laws of the State of Tennessee. Reliant Bank opened for business on August 14, 2006.
Reliant Bancorp, Inc. was incorporated under the laws of the State of Tennessee on March 4, 2011, to serve as a holding company for Reliant Bank. Reliant Bancorp became the holding company for, and sole shareholder of, Reliant Bank upon the completion of Reliant Bank’s reorganization into a holding company corporate structure on June 6, 2012. Until December 31, 2017, the Company operated under the name “Commerce Union Bancshares, Inc.”
Reliant Mortgage Ventures, LLC ("RMV") was organized on November 15, 2011 as a joint venture between VHC Fund 1, LLC ("VHC") and Legacy Reliant Bank (as defined below) to offer mortgage banking services within the Legacy Reliant Bank's market footprint. The Bank controls 51% of RMV's governance rights and is scheduled to receive 30% of RMV's profits once VHC recovers its capital contributions.
On July 7, 2015, the Company’s common stock began trading on The Nasdaq Capital Market (“Nasdaq”).
Reliant Investment Holdings, LLC ("Holdings") was organized on October 26, 2018 as a wholly owned subsidiary of the Bank to offer investment services to the Bank.
As of December 31, 2019, the Company had grown to approximately $1.9 billion in assets, including approximately $1.4 billion of loans-held-for-investment and approximately $1.6 billion of deposits.
ACQUISITIONS
On April 1, 2015, Reliant Bank and legacy Reliant Bank, a Tennessee state-chartered bank established in January 2006 and headquartered in Brentwood, Tennessee, ("Legacy Reliant Bank") completed a merger of equals. Legacy Reliant Bank shareholders received 3,069,030 shares of common stock, valued at approximately $47.9 million. As of merger date, the combined companies reported total assets of $790.8 million with $11.4 million of goodwill, total loans-held-for-investment of $561.4 million and total deposits of $623.9 million. The transaction was accounted for as a reverse merger using the acquisition method of accounting and Legacy Reliant Bank is considered to have acquired Reliant Bancorp in this transaction. As a result, the historical financial statements of the combined company are the historical financial statements of Legacy Reliant Bank following the completion of the merger.
On January 1, 2018, Reliant Bancorp completed its acquisition of Community First, Inc. ("Community First") the parent company for Community First Bank & Trust, a Tennessee state-chartered bank headquartered in Columbia Tennessee, for 2,416,444 shares of Company common stock valued at approximately $62.0 million, acquiring assets with an approximate value of $480.0 million, including goodwill of approximately $32.1 million, loans-held-for-investment of approximately $316.2 million and deposits of approximately $432.9 million ( the "Community First Transaction"). Additionally, outstanding restricted share awards became fully vested and converted automatically into the right to receive merger consideration. In connection with the Community First Transaction, pursuant to supplemental indentures, in each case dated as of January 1, 2018, by and between the Company and Wilmington Trust Company, as trustee, the Company assumed all of Community First's obligations with respect to its preferred trust securities.
On January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings, the parent company for Community Bank & Trust, a Tennessee state-chartered bank headquartered in Ashland City, Tennessee (“CBT”). Upon completion of the TCB Holdings Transaction, and based on December 31, 2019 financial data, the Company would have approximately $2.1 billion in total consolidated assets including approximately $52.3 million of goodwill, gross loans-held-for-investment of approximately $1.6 billion, and total deposits of approximately $1.8 billion.
On October 22, 2019, Reliant Bancorp entered into a definitive agreement to acquire FABK, the parent company for First Advantage Bank (“FAB”), a Tennessee state-chartered bank headquartered in Clarksville, Tennessee. The Company expects to complete this transaction effective April1, 2020. Upon completion of this transaction along with the TCB Holdings, using December 31, 2019 financial data, the Company would have approximately $2.9 billion in total consolidated assets including goodwill of $94.8 million gross loans of approximately $2.2 billion and total deposits of approximately $2.4 billion.
EMPLOYEES
As of December 31, 2019, Reliant Bancorp and Reliant Bank had 302 employees on a full-time or part-time basis. The employees are not represented by a collective bargaining agreement. We believe our relationship with our employees is good.
PRODUCTS AND SERVICES
Reliant Bank is a full-service community bank. Our principal business is banking, which consists of lending and deposit gathering (as well as other banking-related products and services) that are offered to businesses and individuals within our market footprint.
Loan Products and Services
We offer a full range of lending products, including commercial, real estate and consumer loans. We compete for these loans with other financial institutions who are also well established in our geographic markets.
Our profitability depends upon our responsible lending practices, which will help ensure our long-term, balanced growth in assets, loans, deposits and net income. To achieve this goal, our strategy is to: (1) expand loans and deposits through organic market share growth and strategic acquisitions; (2) provide customers with a breadth of financial products and services; (3) employ, empower and motivate our employees to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (4) maintain exceptional asset quality and control overhead expenses.
Depository Products and Services
We seek to establish a strong base of core deposits including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through various Certificate of Deposit Account Registry Service ("CDARS") programs.
Our ability to gather deposits is enhanced by the comprehensive relationships our directors and bankers have built with the businesses and individuals who live and do business in our market footprint. Rates paid on deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered, and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and governmental agencies or municipalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.
We also offer our commercial clients a comprehensive array of treasury management services, which include remote deposit capture, on-line wire origination, enhanced Automated Clearing House ("ACH") origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards, and corporate purchasing cards.
Other Banking Products and Services
We offer a broad array of convenience-centered products and services, including MoneyPass, a nationwide network of surcharge free ATMs available to our clients, 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit and mobile deposit options.

COMPETITIVE ENVIRONMENT
We face competition in all phases of our operation from a variety of competitors, many of which are larger and have access to more financial resources than us. Such competitors include national, regional, Internet banks and FinTechs. We also face competition from many others types of financial institutions, including, community banks, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures.
We believe that we are able to successfully compete with other financial institutions in our market footprint by focusing on personal service and offering products that meet the needs of the businesses and consumers who work and live in those markets.
AVAILABLE INFORMATION
We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), which are available to the public from commercial document retrieval services and at the SEC's website at http://www.sec.gov. Our common stock is listed and traded on Nasdaq under the symbol “RBNC”.
We also make available on our website (http:// www.reliantbank.com) all of the reports that we file with the SEC and amendments to those reports, including related exhibits and supplemental schedules, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report. Please note that our website address is provided as an inactive textual reference only. We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.
SUPERVISION AND REGULATION
General
We are subject to extensive regulation under both federal and state law. These laws and related regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business, operations, and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation or regulation may have in the future.
Holding Company Regulation
Reliant Bancorp is registered as a bank holding company under the Bank Holding Company Act, and we have elected under the Bank Holding Company Act to be treated as a financial holding company. In order to qualify to be a financial holding company, a bank holding company and each of its subsidiary depository institutions must be “well capitalized” and “well managed” and each subsidiary depository institution must have at least a “satisfactory” rating under The Community Reinvestment Act (which is discussed below).

As a financial holding company, we are subject to the supervision of and to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and subject to the reporting and other requirements of the Bank Holding Company Act and the regulations promulgated thereunder by the Federal Reserve. Moreover, as the holding company for a bank chartered in Tennessee, we also are subject to the Tennessee Banking Act, and as a Tennessee corporation, we are subject generally to the Tennessee Business Corporation Act.

As a financial holding company, Reliant Bancorp is required by law and Federal Reserve policy to act as a source of financial and managerial strength for its bank subsidiary, Reliant Bank, and to commit resources to support Reliant Bank. This support can be required at times when it would not be in the best interest of Reliant Bancorp’s shareholders or creditors to provide it.

The Bank Holding Company Act and the regulations thereunder place limitations on the activities in which a bank holding company may engage. Subject to certain exceptions, the Bank Holding Company Act and the regulations thereunder generally prohibit a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Financial holding companies, however, are allowed to engage without prior Federal Reserve approval in a broader range of banking and non-banking activities that are deemed to be financial in nature or incidental to a financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking.

Under the Change in Bank Control Act and associated Federal Reserve regulations, generally, any person that, directly or indirectly or in concert with one or more other persons, seeks to acquire control of a bank holding company or a Federal Reserve member bank (such as Reliant Bank) must give the Federal Reserve 60 days’ prior written notice before acquiring control of the bank holding company or member bank. Under the applicable regulations, control is defined as the ownership or control of or power to vote 25% or more of any class of voting securities of the bank holding company or member bank. The regulations also provide for a presumption of control if a person would own, control, or hold with power to vote 10% or more (but less than 25%) of any class of voting securities of the bank holding company or member bank and either the institution has securities registered under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities.

Reliant Bancorp is subject to the registration, disclosure, reporting, and other requirements of the Securities Act and the Exchange Act, and the rules and regulations promulgated thereunder and administered by the SEC. Because the Company’s common stock is listed on Nasdaq, the Company is subject to Nasdaq’s rules for listed companies.

Bank Regulation
Reliant Bank is subject to extensive federal and state regulation that significantly affects its business and operations. As a Tennessee state-chartered bank that is a member of the Federal Reserve system, the Bank is primarily subject to supervision and regulation by the Federal Reserve and the Tennessee Department of Financial Institutions (the “TDFI”). The Bank is also subject to various regulations promulgated by the federal Consumer Financial Protection Bureau, an agency responsible for consumer protection in the financial sector.

The Federal Reserve and the TDFI regularly examine the Bank’s operations and have the authority to approve or disapprove of mergers to which the Bank is a party, the Bank’s establishment of new branches, and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent or halt the continuance of unsafe or unsound banking practices or other violations of law. The FDIC, as the insurer of the Bank’s deposits, also has certain regulatory authority over and requires certain routine reporting by the Bank.

As a bank chartered under Tennessee law, Reliant Bank is subject to the provisions of the Tennessee Banking Act and, to the extent not inconsistent with the Tennessee Banking Act, the provisions of the Tennessee Business Corporation Act.

Dividends

Reliant Bancorp is a legal entity separate and distinct from Reliant Bank. The principal source of Reliant Bancorp’s cash flow for operations, including the payment of interest on its trust preferred securities and subordinated notes, the payment of other indebtedness, and the payment of dividends to holders of its common stock, is dividends that Reliant Bancorp receives from Reliant Bank.

Various federal and state laws, rules, and regulations limit the amount of dividends that a subsidiary bank can pay to its parent holding company without regulatory approval. Generally, the Bank cannot pay dividends in any calendar year that exceed its net income for that year plus its retained net income for the prior two calendar years without prior regulatory approval. Additionally, the Bank is generally prohibited from paying dividends if the Bank is not adequately capitalized or if payment of the dividends would cause the Bank to become undercapitalized. Under applicable federal capital adequacy guidelines, banks are also subject to dividend limitations and restrictions if they fail to maintain an appropriate capital conservation buffer. Federal and state bank regulators also have the authority to prohibit the payment of dividends by banks if they determine the payment of dividends to be an unsafe and unsound banking practice.

There are also limitations on Reliant Bancorp’s ability to pay dividends to its shareholders. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. This policy statement provides generally that a bank holding company should not pay, or should defer or significantly reduce, dividends if the bank holding company’s net income available to shareholders over the last four quarters (net of dividends paid) is not sufficient to fully fund the dividends or if the bank holding company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition. A bank holding company subject to the federal capital adequacy regulations is also subject to dividend limitations and restrictions if it fails to maintain an appropriate capital conservation buffer. Under Tennessee law, Reliant Bancorp is not permitted to pay dividends if, after giving effect to the dividends, it would not be able to pay its debts as they come due in the usual course of business or if its assets would be less than the sum of its liabilities plus the amount necessary to satisfy the rights of preferred shareholders, if any, upon dissolution. The Company may from time to time also be subject to contractual restrictions on its ability to pay dividends to its shareholders.

During the fiscal year ended December 31, 2019, Reliant Bancorp paid dividends totaling $0.36 per share on its common stock for a total of $3,053 in aggregate dividend declarations for the year. The amount and timing of all future dividend payments, if any, is subject to our board’s discretion and our compliance with applicable laws, rules, regulations and regulatory guidance, and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Transactions with Affiliates and Insiders

Transactions between Reliant Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, which generally:

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus;

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus; and

•require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank generally is any company that controls, is controlled by, or is under common control with the bank which is not a subsidiary of the bank. The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate, and other similar types of transactions.

The Federal Reserve Act and the Federal Reserve’s Regulation O impose restrictions on Reliant Bank’s authority to extend credit to its executive officers, directors, and greater than 10% shareholders, as well as companies such persons' control. Among other things, these extensions of credit must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated persons, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans Reliant Bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Capital Adequacy

Federal banking regulators have implemented risk-based capital adequacy guidelines for certain bank or financial holding companies and insured depository institutions.

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

Under Basel III, in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The capital conservation buffer was phased in starting January 1, 2016, and it became fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% is not subject to limitations on capital distributions or discretionary bonus payments. A banking organization with a buffer of less than 2.5% is subject to increasingly stringent limitations as the buffer approaches zero. The regulation also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. The minimum risk-based capital requirements plus the capital conservation buffer exceed the current prompt corrective action (PCA) well-capitalized thresholds (discussed below).
In July 2019, federal banking regulators issued a final rule intended to simplify certain aspects of the regulatory capital rules for banking organizations, such as Reliant Bank, that are not advanced approaches banking organizations. This final is intended to simplify the regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and the calculation of minority interests. These changes were effective for Reliant Bank effective January 1, 2020.

Bank holding companies that qualify for the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”) are exempt from consolidated capital requirements. The Small Bank Holding Company Policy Statement is generally applicable to bank holding companies with consolidated assets of less than $3 billion that are not engaged in significant nonbanking activities, either directly or through a nonbank subsidiary; do not conduct significant off-balance sheet activities, either directly or through a nonbank subsidiary; and do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. Historically, the Company has qualified for the Small Bank Holding Company Policy Statement and, therefore, has not been subject to the Federal Reserve’s capital adequacy guidelines on a consolidated basis at the bank holding company level. Upon completion of the FABK Transaction, the Company is expected to have total consolidated assets in excess of $3 billion, in which event we will be subject to consolidated capital requirements beginning January 1, 2021 if consolidated assets are in excess of $3 billion at June 30, 2020.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), enacted May 24, 2018, provided for the simplification of the regulatory capital rules for certain financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act required the federal banking agencies to develop a community bank leverage ratio (“CBLR”) for qualifying banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The Regulatory Relief Act mandated a minimum CBLR of not less than 8% and not more than 10%. In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework and setting the CBLR at 9%. Under the final rule, the CBLR is calculated, generally, as Tier 1 capital divided by average total consolidated assets (minus amounts deducted from Tier 1 capital). Under this final rule, which was effective January 1, 2020, a qualifying community banking organization that has opted to use the CBLR framework is considered to have met the generally applicable risk-based and leverage capital requirements, the capital ratio requirements to be considered “well capitalized” under the prompt corrective action framework (discussed below), and any other capital or leverage requirements to which the qualifying community banking organization is subject, if it maintains a CBLR greater than 9%. A qualifying community banking organization is a non-advanced approaches banking organization, such as Reliant, that has a leverage ratio of greater than 9%, total consolidated assets of less than $10 billion, total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and total trading assets and trading liabilities of 5% or less of total consolidated assets. While we believe we qualify as a qualifying community banking organization, we have not opted into the CBLR framework.

Our failure to comply with applicable capital adequacy guidelines could lead to limitations on our business and operations, including limitations on our ability to engage in expansionary activities such as mergers and acquisitions and the establishment of new branch officers, as well as mandatory or discretionary actions by our regulators that could have a direct material effect on our financial condition and results of operations.

Federal Deposit Insurance Corporation Improvement Act of 1991

Federal law and regulations establish a capital-based regulatory framework designed to promote early intervention (or “prompt corrective action”) for troubled banks. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. FDICIA established five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under currently applicable prompt corrective action regulations, an FDIC-insured depository institution is considered to be well capitalized if (i) it maintains a Tier 1 leverage capital ratio of no less than 5%, a common equity Tier 1 risk-based capital ratio of no less than 6.5%, a Tier 1 risk-based capital ratio of no less than 8%, and a total risk-based capital ratio of no less than 10% percent and (ii) it is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An FDIC-insured depository institution generally is considered to be adequately capitalized if it maintains a Tier 1 leverage capital ratio of at least 4%, a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 8%. An FDIC-insured depository institution is considered to be undercapitalized if it has a Tier 1 leverage capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6%, or a total risk-based capital ratio of less than 8%. An FDIC-insured depository institution is defined to be significantly undercapitalized if it has a Tier 1 leverage capital ratio of less than 3%, a common equity Tier 1 risk-based capital ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 4%, or a total risk-based capital ratio of less than 6%. An institution is considered critically undercapitalized if it fails to maintain tangible equity to total assets of greater than 2%. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

A qualifying community banking organization that has opted into the CBLR framework and maintains a CBLR greater than 9% will generally be considered “well capitalized” under the prompt corrective action regulations. If a qualifying community banking organization that has opted into the CBLR framework subsequently fails to satisfy one or more of the CBLR criteria but continues to report a CBLR of greater than 8%, the organization can continue to use the CBLR framework and be deemed to meet the ‘‘well capitalized’’ capital ratio requirements for a grace period of up to two quarters. An organization that is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including coming into compliance with the greater than 9% leverage ratio requirement) or that reports a leverage ratio of 8% or less would be subject to the generally applicable prompt corrective action capital requirements. As mentioned above, we have not opted into the CBLR framework.

Federal banking regulators are required to take various mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action taken depends upon the capital category in which an institution is placed.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distributions (including dividend payments) or paying any management fee to its holding company if the depository institution is or would thereafter be undercapitalized. Undercapitalized depository institutions are required to submit capital restoration plans guaranteed by their holding companies (as applicable), are subject to limitations on asset growth, and are subject to limitations on acquisitions, branching, and engaging in new lines of business. Significantly undercapitalized depository institutions (as well as undercapitalized institutions that fail to submit or implement an acceptable capital plan) are subject to a number of increasingly more stringent requirements and restrictions, including orders to sell sufficient stock to become adequately capitalized, limitations on the interest rates paid on deposits, mandates to alter, reduce, or terminate activities determined to pose excessive risk, prohibitions on accepting deposits from correspondent depository institutions, and limitations on compensation paid to senior executive officers (in addition to the requirements and restrictions applicable to undercapitalized institutions). Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

Additionally, an insured depository institution that is adequately capitalized may not accept, renew, or roll over brokered deposit unless it has applied for and been granted a waiver and, even if granted a waived, the institution may not pay an effective yield on any such deposits which exceeds certain regulatory established benchmarks by more than 75 basis points. An undercapitalized institution may not accept, renew, or roll over brokered deposits.

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to companies that control those institutions. However, the Federal Reserve has indicated that, in regulating bank and financial holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.

Federal Deposit Insurance

Reliant Bank’s deposits are insured up to prescribed statutory limits by the Deposit Insurance Fund of the FDIC. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category.

The Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. In this regard, the Bank is required to remit quarterly deposit insurance premiums to the FDIC. Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the insured depository institution’s average consolidated total assets less its average tangible equity during the assessment period to determine the insured depository institution’s insurance premiums. An increase in the Bank’s assessment rate could have a material and adverse effect on our earnings, depending on the amount of the increase. The FDIC may also impose special assessments in emergency situations.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC finds that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency. The termination of the Bank’s deposit insurance would have a material and adverse effect on our financial condition and results of operations.

Community Reinvestment Act
The Community Reinvestment Act of 1977, as amended (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which ratings are made publicly available by the federal banking agencies. A bank’s CRA performance is also considered by federal banking agencies in evaluating applications seeking approval for things such as mergers, acquisitions, and new branch facilities. Reliant Bank’s CRA performance is evaluated by the Federal Reserve. The Bank’s most recent CRA performance evaluation was in October 2016, and Reliant Bank received an overall rating of “Satisfactory.” Reliant Bank’s failure to fulfill its obligations under the CRA could prohibit or delay us from engaging in expansionary activities or result in regulatory restrictions or conditions being imposed in connection with those activities.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (“GLBA”), enacted in 1999, expanded the universe of activities in which bank holding companies and affiliates of banks are permitted to engage. GLBA eliminated many historical barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Under GLBA, a bank holding company which has elected to become a financial holding company, like Reliant Bancorp has done, is able to engage in an expanded range of activities that are financial in nature, incidental to a financial activity, or complementary to a financial activity, subject in certain instances to prior Federal Reserve approval.

Additionally, pursuant to GLBA, federal banking regulators have adopted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. Under GLBA and its implementing regulations, banks and other financial institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. Pursuant to GLBA and certain state laws, financial institutions are required to notify customers of security breaches resulting in unauthorized access to their personal information.

Bank Secrecy Act and USA PATRIOT Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the Bank Secrecy Act (the “BSA”), requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, the BSA requires financial institutions to (i) keep records of cash purchases of negotiable instruments; (ii) file reports of cash transactions exceeding a daily aggregate amount of $10,000; (iii) report suspicious activity that might signify money laundering, tax evasion, or other criminal activities; and (iv) obtain and retain information regarding the identify and verification of the beneficial owners of business customers.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, defined new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. The United States Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as Reliant Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

In July 2010, the Dodd-Frank Act was signed into law bringing about numerous financial institution regulatory reforms. Many of these reforms were implemented between 2011 and 2014 through regulations promulgated by banking and securities regulators. The following discussion describes certain material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like Reliant Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Reliant Bank either because of exemptions for institutions below a certain asset size or because of the nature of the bank’s operations. Other provisions of the Dodd-Frank Act that impact Reliant Bank include provisions that:

•Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling for and increased the floor of the Deposit Insurance Fund, and offset the impact of the increase in the floor on institutions with less than $10 billion in assets.

•Made permanent the $250,000 limit for federal deposit insurance.

•Repealed the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•Centralized responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, also known as the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets continue to be examined and supervised for compliance with these laws by their primary federal bank regulator.

•Restricted the preemption of state law by federal law and disallowed national bank subsidiaries from availing themselves of such preemption.

•Imposed new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain qualifications, prohibitions, and limitations on certain mortgage terms, and various new mandated disclosures to mortgage borrowers.

•Made applicable to certain bank and financial holding companies (currently, generally, those with $3 billion or more in total consolidated assets) the same leverage and risk-based capital requirements that apply to insured depository institutions.

•Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch and require that bank and financial holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•Imposed new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•Implemented corporate governance revisions, including with regard to executive compensation and proxy access to shareholders, that apply to all public companies, not just financial institutions.

The Dodd-Frank Act has increased the regulatory burden, compliance costs, and non-interest expense for community banks. Of particular concern to many community banks is the breadth of the powers of the CFPB, which may have significant impacts on consumer compliance regulation resulting in increased regulatory compliance costs, particularly for smaller depository institutions.

Economic Growth, Regulatory Relief and Consumer Protection Act
The Regulatory Relief Act was enacted in 2018 to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintained the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amended certain aspects for smaller depository institutions with less than $10 billion in assets, such as Reliant Bank. Portions of the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank or financial holding companies; capital access; and protections for student borrowers. Reliant Bancorp and Reliant Bank have focused and will continue to focus on the implementing rules and guidance for the various provisions in each section of the Regulatory Relief Act that impact their operations and activities.

As discussed above, the Regulatory Relief Act provided for the simplification of the regulatory capital rules for most financial institutions and their holding companies with total consolidated assets of less than $10 billion by establishing the community bank leverage ratio (CBLR) framework.

The Regulatory Relief Act also expanded the universe of bank holding companies that are permitted to rely on the Small Bank Holding Company Policy Statement by increasing the size of qualifying bank holding companies that can rely on the Small Bank Holding Company Policy Statement from $1 billion in total consolidated assets to $3 billion in total consolidated assets. Bank holding companies that qualify for the Small Bank Holding Company Policy Statement are exempt from consolidated capital requirements, even though their subsidiary depository institutions continue to be subject to capital adequacy guidelines.

Further, the Regulatory Relief Act decreased the burden for community banks in regard to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule increasing the asset threshold to qualify for an 18-month examination cycle from $1 billion to $3 billion for qualifying institutions that are well-capitalized, well-managed and meet certain other requirements.
Any number of the provisions of the Regulatory Relief Act may have the effect of increasing our expenses, decreasing our revenues, or changing the activities in which we choose to engage. The environment in which financial institutions operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for financial institutions, may have long-term effects on the profitability of financial institutions that cannot now be foreseen.

Current Expected Credit Loss
In June 2016, a new accounting standard changing the method for providing for allowances for loan and lease losses was introduced by the Financial Accounting Standards Board. This new standard is commonly referred to as the Current Expected Credit Loss standard, or “CECL”. In December 2018, federal banking agencies issued a joint final rule to revise the regulatory capital rules to, among other things, address the upcoming implementation of CECL and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL.

CECL is currently scheduled to become effective for Reliant Bank in 2023. The use of this standard will increase the types of data required to determine the appropriate level of Reliant Bank’s allowance for loan and lease losses. The use of this standard may potentially increase Reliant Bank’s allowance for loan and lease losses. Any increase in Reliant Bank’s allowance for loan and lease losses or expenses incurred in order to make the determination for such allowance could have a material and adverse effect on Reliant Bank’s financial condition and results of operations. The direct effects of CECL on Reliant Bank are not yet known.

Other Laws and Regulations

Loan interest and other charges that Reliant Bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Reliant Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•The federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•The Home Mortgage Disclosure Act, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the communities it serves;

•The Equal Credit Opportunity Act, which prohibits discrimination in extending credit on the basis of race, color, religion, national origin, sex, marital status, age, or other prohibited factors;

•The Fair Credit Reporting Act, which governs the use of consumer credit information and the provision of information to credit reporting agencies;

•The Fair Debt Collection Practices Act, which governs debt collection practices; and

•The rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.

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

Commercial banks such as Reliant Bank are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are open market operations in United States Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these instruments in varying combinations to influence the overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in United States Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of Reliant Bank.

Future Legislation and Regulation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the United States Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act, and the subsequent rollback of portions of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act. Additional legislation may create new, or continue to change existing, banking statutes and regulations, and may alter the operating environment of Reliant and its subsidiaries, particularly Reliant Bank, in significant and unpredictable ways, and such legislation could significantly increase or decrease our cost of doing business, limit or expand the permissible activities in which we can engage, and/or affect the competitive balance among financial institutions. Current and future political and economic conditions and uncertainty makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Reliant Bancorp’s Business
Reliant Bancorp is geographically concentrated in Middle Tennessee and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville MSA, and most of our loan, deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in this market, along with the continued attraction of business ventures to the area, and our profitability is impacted by the changes in general economic conditions in this market. We cannot assure you that economic conditions, including loan demand, in our market will improve during 2020, or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations. In addition, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or more favorable economic conditions in our primary market areas if they do occur.

Reliant Bank’s decisions regarding credit risk and provision for loan loss may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of Reliant Bank’s business. Although Reliant Bank seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, its loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in micro or macroeconomic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Reliant Bank attempts to maintain an appropriate allowance for loan and lease loss ("ALLL") to provide for potential losses in its loan portfolio. Reliant Bank periodically determines the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of Reliant Bank’s overall loan portfolio;

•	Reliant Bank’s historical loan loss experience;

•	evaluation of micro and macroeconomic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, Reliant Bank faces the risk that charge-offs in future periods will exceed its ALLL and that additional increases in the ALLL will be required. Additions to the ALLL would result in a decrease in Reliant Bancorp’s net income and capital.

Federal and state regulators periodically review Reliant Bank’s ALLL and may require us to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of Reliant Bank’s provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.
We operate in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate market in Middle Tennessee, particularly in the Nashville MSA, and are affected by these events.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. While economic conditions in the United States are at positive market levels for low unemployment, job participation rates and real estate values, economic growth may slow or reverse as concerns about the level of United States government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the national and global markets. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A national economic recession or deterioration of conditions in our market could drive losses beyond that which is provided for in our ALLL and result in one or more of the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

Declines in real estate values, volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.
Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.
A large portion of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

An increase in interest rates may also, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Increases in interest rates may have a material adverse effect on our mortgage banking revenue and profitability. RMV may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. RMV is also dependent upon the securitization market for mortgage-backed securities and could be materially adversely affected by any fluctuation or downturn in such market. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, we could experience a material adverse effect with respect to sales of mortgage loans and the profitability of our mortgage banking business.

Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur a cost to fund the loan, which is reflected as interest expense on deposits and borrowings, without any interest income to offset the associated funding expense. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and investment securities. Thus, an increase in the amount of nonperforming assets would have an adverse impact on our net interest income.

Reliant Bank may have higher loan losses than it has allowed for in its ALLL. Our loan portfolio includes a meaningful amount of construction and development, commercial mortgage, and other commercial loans, which have a greater credit risk than residential mortgage loans.

Reliant Bank’s actual loan losses could exceed its ALLL. Reliant Bank’s average loan size continues to increase and reliance on its historic ALLL may not be adequate. A large portion of Reliant Bank’s loan portfolio is composed of construction and development, commercial mortgage, and other commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond Reliant Bank’s control, including, among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of Reliant Bank’s borrowers.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our results of operations.

Compared to national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

Reliant Bank’s focus on lending to small to mid-sized community based businesses may increase Reliant Bancorp’s credit risk.

Most of Reliant Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions in the markets in which Reliant Bank operates negatively impact this important customer sector, Reliant Bancorp’s results of operations and financial condition and the value of its common stock may be adversely affected. Furthermore, the deterioration of Reliant Bank’s borrowers’ businesses may hinder their ability to repay their loans with Reliant Bank, which could have a material adverse effect on Reliant Bancorp’s financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.

The FASB and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

In June 2016, the FASB issued CECL . The FASB subsequently issued an update and CECL is currently scheduled to become effective for Reliant Bank 2023. This standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for loan losses that are probable, which may require Reliant Bank to increase its ALLL, and is likely to increase the types of data Reliant Bank would need to collect and review to determine the appropriate level of its ALLL. In addition, this change may result in more volatility in the level of Reliant Bank's ALLL. An increase, to the extent material, in Reliant Bank's ALLL or expenses incurred to determine the appropriate level of the ALLL could have a material adverse effect on our capital levels, financial condition, and results of operations.
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The effect of implementing this pronouncement resulted in right to use assets of $12,032 and a corresponding lease liability.
We may be unable to implement aspects of our growth strategy, which may affect our ability to maintain historical earnings trends.
Our business has grown rapidly with a strategy focused on organic growth, supplemented by acquisitions. Financial institutions that grow rapidly can experience significant difficulties as a result. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or may be unable to grow at all. More specifically, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including the ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.
Our recent acquisitions and growth and future expansion may result in additional risks.

Over the last three years, we have completed the Community First Transaction and TCB Holdings Transaction. In addition, on October 22, 2019, we entered into a definitive agreement to acquire FABK, the parent company for FAB. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

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

Transaction Termination. In connection with acquisitions, pending transactions carry the risk of not being completed and subject to contractual termination fees as well as reputational risk.

Failure to successfully address these and other issues related to our expansionary activities could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have done over the last several years), we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, which are highlighted above, in general, acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

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

Reliant Bancorp and Reliant Bank are dependent on retaining and recruiting key individuals and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects.

Our Company is materially dependent on the performance of our executive management team, loan officers, and other support personnel. The loss of the services of any of these individuals could have a material adverse effect on the business of Reliant Bancorp and Reliant Bank and our results of operations and financial condition. Many of these key personnel have important customer relationships, which are instrumental to Reliant Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bancorp's and Reliant Bank’s business and could have a material adverse effect on Reliant Bancorp's and Reliant Bank’s business, financial condition, and results of operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which Reliant Bank may enter, as well as sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that Reliant Bank will be successful in attracting or retaining such personnel.

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we may own and operate certain properties that may be subject to similar environmental liability risks during any given fiscal year. If we were to become subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, public health crisis, other catastrophic event or significant climate change effects.

The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.

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

If the underwriting quality of our mortgage loan originations is found to be deficient, our profitability could decrease, and we may incur losses.

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

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Reliant Bank, on a standalone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance.

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

If Reliant Bancorp determines, for any reason, that it needs to raise capital, Reliant Bancorp’s board of directors generally has the authority, without action by or vote of Reliant Bancorp's shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity based incentives under or outside of Reliant Bancorp’s equity compensation plans, subject to certain Nasdaq rules. Additionally, Reliant Bancorp is not restricted from issuing additional common stock or preferred stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Reliant Bancorp’s common stock could decline as a result of sales by Reliant Bancorp of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Reliant Bancorp issues preferred stock that has a preference over its common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Reliant Bancorp issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of Reliant Bancorp’s common stock could be adversely affected. Any issuance of additional shares of common stock will dilute the percentage ownership interest of Reliant Bancorp’s shareholders and may dilute the book value per share of its common stock. Shares that Reliant Bancorp issues in connection with any such offering will increase the total number of shares outstanding and may dilute the economic and voting ownership interest of Reliant Bancorp’s existing shareholders.

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

Negative public opinion surrounding Reliant Bancorp and the financial institutions industry generally could damage our reputation and adversely impact its earnings.

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

We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.

As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports and maintaining effective internal control over financial reporting is necessary to produce reliable financial statements and to prevent fraud. If we fail to maintain effective disclosure controls and procedures or effective internal control over financial reporting, we may experience difficulty in satisfying our SEC reporting obligations. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock, and could result in Nasdaq suspending or delisting our common stock.

We incur significant costs on an ongoing basis as a result of operating as a company whose ordinary shares are publicly traded in the United States, and our management is required to devote substantial time to compliance responsibilities, which will increase after we are no longer an emerging growth company.

As a company whose shares are publicly traded in the United States, we incur significant legal, accounting and other expenses on an ongoing basis for compliance purposes. In addition, the rules of the SEC and Nasdaq have imposed various requirements on public companies, including requirements for the establishment and maintenance of effective disclosure controls and internal control over financial reporting. Our management and other personnel devote a substantial amount of time to these compliance initiatives.
When the emerging growth company exemptions under the JOBS Act cease to apply, which we expect to occur on December 31, 2020, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with increased reporting requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our emerging growth company status or the timing of such costs.

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
The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with and reliance on third parties, is not limited to our own internal operating functions. Our computer and information technology systems and networks, as well as those of third parties, are integral to our business and performance. We rely on our employees and third parties in the course of our day-to-day operations, any of whom may, as a result of human error, misconduct, malfeasance, or a failure or breach of systems or networks, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions in or to our computer or information technology systems or networks or those of third parties with whom we interact or upon whom we rely. Our Company has also prepared and annually tests a business continuity plan that would be implemented in the event of a significant technological failure or if a current site become unavailable. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup, or other operating or security systems, or those of third parties with whom we interact or upon whom we rely, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our or such third parties’ control, which could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; newly identified vulnerabilities in key hardware or software; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. In the event that backup systems are utilized, these systems may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could materially and adversely impact our business, financial condition, and results of operations, as well as cause us reputational harm.
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
We and our third-party service providers and customers have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denials of service or information, or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, or other information of ours or of our employees or customers or third parties, as well as damages to our and third-party computer and information technology systems and networks and the disruption of our or our customers’ or other third parties’ systems, networks, or business. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and networks and implement controls, processes, policies, and other protective measures, cyber threats are rapidly evolving, and we may not be able to anticipate or prevent cyber-attacks or security breaches.
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

Reliant Bank could incur significant costs and expenses related to RMV, and these costs and expenses could have a material adverse effect on our business, financial condition, and results of operations.

RMV provides mortgage banking services to Reliant Bank customers. Reliant Bank holds 51% of the governance rights in RMV and 30% of the financial rights in RMV. VHC is the other member of RMV and holds 49% of the governance rights in RMV and 70% of the financial rights in RMV. Under the terms of the RMV operating agreement, VHC is required to fund RMV’s losses via additional capital contributions to RMV. RMV incurred a net loss of $5.66 million for the year ended December 31, 2019 and has incurred cumulative net losses of $13.41 million since inception. Also, per the terms of the RMV operating agreement, VHC is to receive all distributions of cash flow from RMV until such time as VHC has recovered its capital contributions to RMV. After the return to VHC of its capital contributions, VHC is to receive 70% of RMV cash flow distributions and Reliant Bank is to receive 30% of RMV cash flow distributions. There can be no assurance that RMV will ever generate sufficient income to return to VHC its aggregate capital contributions or that Reliant Bank will ever receive cash flow distributions from RMV.

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

Reliant Bancorp is subject to periodic reporting requirements under the Exchange Act. Reliant Bancorp is an “emerging growth company,” as defined in the JOBS Act, however, and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements applicable to public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company for up to five years, which would end on December 31, 2020, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if Reliant Bancorp’s total annual gross revenues equal or exceed $1.07 billion in a fiscal year. Reliant Bancorp cannot predict if investors will find its common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for Reliant Bancorp’s common stock and its stock price may be more volatile.

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

The amount of interest payable on the subordinated notes will vary beginning on December 15, 2024.

On December 13, 2019, Reliant Bancorp issued and sold $60.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Subordinated Notes”). The interest rate on the Subordinated Notes will vary beginning on December 15, 2024. The Subordinated Notes will bear interest at an initial rate of 5.125%, payable semi-annually until December 15, 2024, at which time the Subordinated Notes will bear interest at a floating rate equal to three-month Secured Overnight Financing Rate (“SOFR”) (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero), plus a spread of 376.5 basis points. If interest rates rise, the cost of the Subordinated Notes may increase, thereby negatively affecting our net income.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2019, we had $50.9 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions of other financial institutions could result in additional goodwill.

Risks Related to Reliant Bancorp’s Industry and Regulation
We are subject to extensive government regulation and supervision; compliance with new and existing legislation, regulations, and supervisory requirements and expectations could detrimentally affect our business.

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

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities, and an increase in our deposit insurance assessment rate, in addition to related costs and restrictions on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking laws and regulations could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs, although certain provisions of the Regulatory Relief Act may alleviate some of these burdens (however the impact of the Regulatory Relief Act is currently unknown because implementing rules and regulations are required in some instances and many of these implementing rules and regulations have not yet been written or finalized). Also, over the last several years, state and federal regulators have focused on enhanced risk management practices, compliance with the BSA and anti-money laundering laws, including the new beneficial ownership rule, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such current and potential legislation and regulation and increased regulatory scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws, rules and regulations.

Reliant Bank’s FDIC deposit insurance premiums and assessments may increase.

Our deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to banks and bank and savings and loan holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets. The capital rules apply to all bank holding companies with $1 billion or more in consolidated assets and all banks regardless of size.

The revised capital rules subjected us to higher required capital levels on January 1, 2015, with a phase-in period for certain provisions over four years that began in 2016. As of January 1, 2019, the capital requirements were fully phased in. The application of more stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

On October 29, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the CBLR framework. Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include Reliant Bancorp and Reliant Bank) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, would be eligible to opt-in to the CBLR framework. Presently, Reliant Bancorp and Reliant Bank do not intend to make this election.

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

We are subject to various privacy, information security and data protection laws, including requirements relating to security breach notification, and we could be negatively impacted by them. For example, we are subject to the GLBA and related implementing regulations and guidance. Among other things, GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches.

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

We maintain an enterprise-wide program designed to enable us to comply with applicable anti-money laundering and anti-terrorism financing laws and regulations, including the BSA and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our policies, procedures, processes and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

Reliant Bancorp’s stock price may fluctuate, which could result in losses to investors and litigation against Reliant Bancorp.

Reliant Bancorp’s common stock is listed on Nasdaq. A number of factors could cause Reliant Bancorp’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Reliant Bancorp’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking laws, rules or regulations, and other matters related to the financial services industry. Reliant Bancorp’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, as well as natural disasters or public health issues, could adversely affect the price of Reliant Bancorp’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Reliant Bancorp’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities. Reliant Bancorp could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Reliant Bancorp’s normal business.

Even though our common stock is currently traded on Nasdaq, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on Nasdaq has been relatively low when compared with larger companies listed on Nasdaq or other stock exchanges. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated, and may fluctuate significantly in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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
In addition, Reliant Bancorp must make payments on the subordinated debentures (and the related trust preferred securities) and the Subordinated Notes before any dividends can be paid on its common stock. Reliant Bancorp may also from time to time enter into other contractual arrangements, including borrowing relationships with other financial institutions, that could limit the ability of Reliant Bancorp to pay dividends on its common stock in the future.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or Reliant Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price for shares of Reliant Bancorp common stock, and the sale of these shares may significantly dilute existing shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of Community First and TCB Holdings and as contemplated in our pending acquisition of FABK), which could also dilute existing shareholder ownership.

Holders of our debt obligations have rights that are senior to those of our shareholders.

In connection with the Community First acquisition, Reliant Bancorp assumed trust preferred securities and accompanying junior subordinated debentures totaling $23.0 million, of which $10.0 million was owned by Community First prior to the acquisition and assumed by Reliant Bancorp. On December 13, 2019, Reliant Bancorp issued and sold the Subordinated Notes. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Reliant Bancorp, and the accompanying subordinated debentures and the Subordinated Notes are senior to shares of Reliant Bancorp’s common stock. As a result, Reliant Bancorp must make payments on the subordinated debentures (and the related trust preferred securities) and the Subordinated Notes before any dividends can be paid on its common stock and, in the event of Reliant Bancorp’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures and the Subordinated Notes must be satisfied before any distributions can be made on Reliant Bancorp’s common stock.

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

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, the principal executive office of both Reliant Bancorp and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee 37027, and Reliant Bancorp also has a corporate office located at 6100 Tower Circle, Suite 120, Franklin, Tennessee 37067. In addition, as of December 31, 2019, we operated (i) 16 full-service branch offices located in the Tennessee counties of Davidson, Hickman, Hamilton, Maury, Robertson, Rutherford, Sumner, and Williamson and (ii) mortgage offices in Brentwood, Hendersonville, and Memphis, Tennessee, as well as two in Little Rock and two in Hot Springs, Arkansas.

All of these properties are leased by Reliant Bank except for nine branches in Maury, Hickman, Sumner, Robertson, and Williamson counties. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

ITEM 3. LEGAL PROCEEDINGS

Reliant Bancorp or one or more of its subsidiaries are from time to time parties to ordinary routine legal proceedings in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters. As of the date hereof, there are currently no material pending legal proceedings to which Reliant Bancorp or any of its subsidiaries is a party or of which any of the property of Reliant Bancorp or any of its subsidiaries is the subject.
.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reliant Bancorp’s common stock is traded on The Nasdaq Capital Market under the symbol “RBNC.” As of March 12, 2020, there were 1,551 holders of record of Reliant Bancorp common stock. This number does not include shareholders with shares in nominee name held by the Depository Trust Company or its nominee.

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

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by Item 201(d) of Regulation S-K. Item 5 of the 10-K includes Item 201 of Regulation S-K.
Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2019, with (i) the Russell 2000 Index and (ii) the SNL Southeast U.S. Bank Index. This comparison assumes $100 was invested on the last trading day of 2014, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2015 to December 31, 2019, was obtained by using the Nasdaq closing prices as of the last trading day of each year. From August 29, 2012 to July 7, 2015, our stock was traded on the over-the-counter market, and closing prices for 2014 have been obtained by using the closing prices reported on the last trading day through the over-the-counter system.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2019.

Issuer Purchases of Securities

There were no repurchases of the Company’s common stock for the quarter ended December 31, 2019.

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

December 31, 2019, 2018, 2017, 2016 and 2015

(Dollar amounts in thousands except per share amounts)

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data, as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 is derived from the audited consolidated financial statements of Reliant Bancorp.

	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS:
Total interest income	$79,185	$69,225	$40,158	$36,015	$29,888
Total interest expense	23,380	15,396	5,671	3,363	2,718
Net interest income	55,805	53,829	34,487	32,652	27,170
Provision for loan losses	1,211	1,035	1,316	968	(270)
Net interest income after
provision for loan losses	54,594	52,794	33,171	31,684	27,440
Noninterest income	11,964	9,646	6,010	8,800	12,382
Noninterest expense	53,892	50,561	31,076	30,374	31,569
Income before income taxes	12,666	11,879	8,105	10,110	8,253
Income tax expense	2,129	1,372	1,942	2,213	2,271
Consolidated net income	10,537	10,507	6,163	7,897	5,982
Noncontrolling interest in net (income) loss of subsidiary	5,659	3,578	1,083	1,039	(407)
Net income attributable to common shareholders	16,196	14,085	7,246	8,936	5,575

PER COMMON SHARE DATA:
Net income attributable to common
shareholders, per share
Basic	$1.44	$1.24	$0.89	$1.18	$0.88
Diluted	1.44	1.23	0.88	1.16	0.86
Book value per common share	19.97	18.07	15.51	13.75	13.29
Tangible book value per common share	15.42	13.58	14.11	12.08	11.46
Dividends per common share	0.27	0.33	0.24	0.22	0.20
Preferred shares outstanding	—	—	—	—	—
Basic weighted average common shares	11,212,127	11,389,122	8,151,492	7,586,993	6,329,316
Diluted weighted average common shares	11,281,262	11,468,789	8,239,301	7,691,493	6,478,952
Common shares outstanding at period end	11,206,254	11,530,810	9,034,439	7,778,309	7,279,620

BALANCE SHEET DATA:
Total assets	$1,898,467	$1,724,338	$1,125,034	$911,984	$876,404
Mortgage loans held for sale, net	37,476	15,823	45,322	11,831	55,093
Loans held for investment	1,397,374	1,220,184	762,488	657,701	608,747
Allowance for loan losses	12,578	10,892	9,731	9,082	7,823
Total securities	260,293	296,323	220,201	146,813	133,825
Other real estate, net	750	1,000	—	—	1,149
Goodwill and core deposit intangible	50,912	51,861	12,684	12,986	13,342
Total deposits	1,583,789	1,437,903	883,519	763,834	640,008
Federal Home Loan Bank advances	10,737	57,498	96,747	32,287	135,759

RELIANT BANCORP, INC.

SELECTED FINANCIAL DATA

December 31, 2019, 2018, 2017, 2016 and 2015

(Dollar amounts in thousands except per share amounts)

Dividends payable	76	1,036	542	1,711	1,489
Stockholders' equity	223,753	208,414	140,137	106,919	96,751
Average total assets	1,799,002	1,644,360	995,436	885,074	733,651
Average gross loans, excluding loans held for sale	1,298,922	1,138,946	714,982	640,592	517,148
Average interest earning assets	1,660,049	1,505,748	939,947	835,337	694,135
Average deposits	1,541,087	1,337,860	823,088	664,844	543,341
Average interest bearing deposits	1,309,859	1,118,993	688,680	537,225	459,610
Average interest bearing liabilities	1,349,197	1,216,265	739,410	648,515	565,234
Average total shareholders' equity	214,987	203,317	117,780	104,216	80,122

SELECTED FINANCIAL RATIOS:
Return on average assets	0.90%	0.86%	0.73%	1.01%	0.76%
Return on average equity	7.53%	6.93%	6.15%	8.57%	6.96%
Average equity to average total assets	11.95%	12.36%	11.83%	11.77%	10.92%
Dividend payouts	18.75%	26.61%	26.97%	18.64%	22.73%
Net interest margin(1)	3.54%	3.78%	3.97%	4.15%	4.00%
Net interest spread(2)	3.22%	3.53%	3.81%	4.04%	3.91%

CAPITAL RATIOS(4)
Tier 1 leverage	9.74%	10.38%	11.89%	10.86%	9.92%
Common equity tier 1	10.55%	11.59%	13.90%	13.00%	12.02%
Tier 1 risk-based capital	11.30%	12.44%	13.90%	13.00%	12.02%
Total risk-based capital	15.97%	13.28%	14.97%	14.22%	13.13%

ASSET QUALITY RATIOS:
Net charge-offs (recoveries) to average loans	(0.04)%	(0.01)%	0.09%	(0.05)%	(0.14)%
Allowance to period end loans(3)	0.89%	0.88%	1.26%	1.36%	1.27%
Allowance for loan losses to non-performing loans	211.96%	259.33%	132.74%	105.76%	116.59%
Non-performing assets to total assets	0.35%	0.44%	0.65%	0.94%	0.90%

OTHER DATA:
Banking locations	17	17	8	7	9
Loan production offices	5	2	2	3	8
Full-time equivalent employees	301	263	167	143	226

(1) Net interest margin is net interest income divided by total average earning assets.
(2) Net interest spread is the difference between the average yield on interest earning assets and the average yield on interest bearing liabilities.
(3) Period end loans exclude deferred fees and costs.
(4) Capital ratios calculated on consolidated financial statements for the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
The following is a summary of financial highlights and significant events from the year ended December 31, 2019:

•	Net income available to common shareholders totaled $16.2 million or $1.44 per diluted common share, compared to $14.1 million, or $1.23 per diluted common share for 2018.

•	Return on average assets was 0.90%, compared to 0.86% for the same period in 2018.

•	Net year-over-year loan growth was $177.2 million.

•	Core Deposits grew $72.5 million or 8.2% from December 31, 2019.

•
On December 13, 2019 the Company issued and sold $60.0 million in aggregate principal amount of Subordinated Notes due on December 15, 2029 at a fixed annual rate of 5.125%, payable semi-annually for the initial five years. Beginning January 2024, the interest rate resets quarterly to the then-current three-month Secured Overnight Financing Rate plus 376.5 basis points, payable quarterly.

•	The Company repurchased 365,931 shares for $8.3 million during the year ended December 31, 2019 as part of a Board-authorized share repurchase program.

•	Asset quality remains strong with nonperforming assets to total assets of just 0.35%.

•	Announced two definitive merger agreements in 2019, both are scheduled to close in 2020.

Definitive Agreement to acquire the parent company of First Advantage Bank
On October 22, 2019, Reliant Bancorp, entered into a definitive agreement to acquire First Advantage Bancorp (“FABK”), the parent company for FAB, located in Clarksville, Tennessee. The agreement provides for a cash and stock transaction valued at approximately $123.4 million, or $30.67 per share of FABK common stock, based on the closing price for Reliant Bancorp common stock of $23.65 per share on October 22, 2019. The acquisition is anticipated to become effective on April 1, 2020. For more information on this acquisition, see Part I, Item 1.

Definitive Agreement to acquire the parent company of Community Bank and Trust
On January 1, 2020, the Company completed the acquisition of TCB Holdings, located in Ashland City, Tennessee. Pursuant to the Agreement and Plan of Merger, dated September 16, 2019; the Company issued 811,210 shares of Company common stock valued at $18,041 and paid approximately $18,505 in cash, which included $430 paid to holders of unexercised options at merger date. All shares of Company’s common stock outstanding prior to the merger were unaffected by the TCB Holdings Transaction. For more information on this acquisition, see Part I, Item 1.

In the following sections the terms “Reliant Bancorp,” the “Company,” “us,” “we,” “our,” or similar terms refer to Reliant Bancorp Inc., and its subsidiaries, including Reliant Bank, which we sometimes refer to as ““Reliant” or the “Bank.” The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Annual Report. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with US GAAP and conform to general practices within the banking industry. To prepare financial statements in conformity with a US GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The ALLL and fair value of financial instruments are particularly subject to change.

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

Principles of Consolidation
The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First Trups Holding Company (“TRUPS”), which is wholly owned by Reliant Bancorp , Reliant Investment Holdings, LLC ("Holdings"), which is 100% wholly owned by the Bank, and RMV, of which the Bank controls 51% of the governance rights (Reliant Bancorp, the Bank, Holdings, TRUPS, and RMV are collectively referred to herein as the “Company”).

All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 22 to our consolidated financial statements included elsewhere in this Annual Report, Reliant Bancorp and Community First merged effective January 1, 2018. The accounting and reporting policies of the Company conform to U.S. GAAP and to general practices in the banking industry.

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of RMV’s net losses. As of December 31, 2019, the cumulative losses to date totaled $13.4 million. RMV will have to generate net income of this amount before the Company will participate in future earnings.

Purchased Loans
We record purchased loans at fair value as of the date of the acquisition (discussed below), since any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. no ALLL is recorded for purchased loans because all loans are recorded at fair value at merger date. Impaired purchased loans are accounted for under ASC 310-30, in which an ALLL subsequent to the date of acquisition is established by re-estimating expected cash flows on these loans, with any decline in expected cash flows due to a credit triggering impairment recorded as purchased credit impairment (PCI). The amount is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We establish an ALLL provision for these loans only when the calculated amount exceeds the remaining credit mark established at acquisition.

ALLL
The ALLL is an estimate of future probable credit losses. Losses on loans-held-for-investment are charged against the ALLL when management believes the remaining balance due has become uncollectible. Subsequent recoveries, if any, are credited to the ALLL. Management estimates a general component to the ALLL based on historical loan loss experience and qualitative factors, which include, 1) The nature and volume of the portfolio, 2) Current economic conditions (national and local), 3) Changes in interest rates, 4) Portfolio concentrations, 5) changes in the experience, ability, and depth of the lending function, and 6) Levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans.

A specific ALLL component is calculated for loans that meet the definition of impairment. A loan is considered impaired when management believes that principal and interest due on that loan will not be collected in accordance with the terms and conditions of the loan agreement. Once a loan is deemed to be impaired, management must calculate the potential loss for the specific loan based on one of three approved methodologies to estimate the expected recovery from secondary payment sources, which is then deducted from the book value of the loan asset to calculate the amount of specific reserve required, 1) fair value of collateral, less expected cost to sell, 2) discounted cash flows of the expected future loan payments, 3) Expected sale proceeds if loan was sold to another lender.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Earnings
Net income attributable to shareholders was $16,196, or $1.44 per basic share, for the year ended December 31, 2019, compared to $14,085, or $1.24 per basic common share, for the same period in 2018 and $7,246 or $0.89 per basic share, for the same period in 2017. Diluted net income attributable to shareholders per share was $1.44, $1.23 and $0.88 per diluted share for the years ended December 31, 2019, 2018, and 2017, respectively. Loan growth was the largest contributing factor to the growth in profitability from the year ended December 31, 2018 to the year ended December 31, 2019.

Net Interest Income
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

Average Balances – Yields and Rates

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense
Interest earning assets
Loans	$1,298,922	5.12	$66,446	$1,138,946	4.99	$56,777	$714,982	4.59	$32,839
Loan fees	—	0.25	3,253	—	0.25	2,855	—	0.28	2,012
Loans with fees	1,298,922	5.37	69,699	1,138,946	5.24	59,632	714,982	4.87	34,851
Mortgage loans held for sale	18,212	5.28	961	24,882	5.14	1,278	19,016	4.56	868
Deposits with banks	34,576	1.69	583	34,504	1.37	471	15,177	0.71	107
Investment securities - taxable	74,220	2.83	2,099	70,170	2.62	1,836	31,557	2.19	691
Investment securities - tax-exempt	221,249	3.71	8,199	225,592	3.72	8,393	151,446	4.01	6,081
Fed funds sold and other	12,870	5.20	669	11,654	5.87	684	7,769	5.30	412
Total earning assets	1,660,049	4.95	82,210	1,505,748	4.80	72,294	939,947	4.58	43,010
Nonearning assets	138,953			138,612			55,489
Total assets	$1,799,002			$1,644,360			$995,436
Interest bearing liabilities
Interest bearing demand	$146,518	0.26	384	$146,717	0.25	366	$84,171	0.21	173
Savings and money market	376,927	1.10	4,154	349,986	0.74	2,589	196,939	0.38	748
Time deposits - retail	559,404	2.10	11,739	531,780	1.55	8,264	319,456	0.98	3,126
Time deposits - wholesale	227,010	2.48	5,622	90,510	1.77	1,598	88,114	1.10	969
Total interest bearing deposits	1,309,859	1.67	21,899	1,118,993	1.15	12,817	688,680	0.73	5,016
Federal Home Loan Bank advances	24,611	2.21	543	85,706	2.16	1,855	50,730	1.29	655
Subordinated debt	14,727	6.37	938	11,566	6.26	724	—	—	—
Total borrowed funds	39,338	3.76	1,481	97,272	2.65	2,579	50,730	1.29	655
Total interest-bearing liabilities	1,349,197	1.73	23,380	1,216,265	1.27	15,396	739,410	0.77	5,671
Net interest rate spread (%) / Net interest income ($)		3.22	58,830		3.53	56,898		3.81	37,339
Non-interest bearing deposits	231,228	(0.25)		218,867	(0.20)		134,408	(0.11)
Other non-interest bearing liabilities	3,590			5,911			3,838
Stockholder's equity	$214,987			$203,317			$117,780

Total liabilities and stockholders' equity	1,799,002		1,644,360		995,436
Cost of funds		1.48		1.07		0.66
Net interest margin		3.54		3.78		3.97

Table Assumptions—Average loan balances include nonperforming loans. Interest income and yields are on a tax equivalent basis. Interest income reflects a state tax credit received on low or zero percent interest loans made to construct low income housing of $1,265, $1,268, and $650 for the years ended December 31, 2019, 2018, and 2017, respectively. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis of Changes in Interest Income and Expense

	Change for Year Ended December 31, 2019 to 2018			Change for Year Ended December 31, 2018 to 2017
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$8,156	$1,513	$9,669	$20,342	$2,990	$23,332
Loan fees	398	—	398	843	—	843
Loans with fees	8,554	1,513	10,067	21,185	2,990	24,175
Mortgage loans held for sale	(351)	34	(317)	290	120	410
Deposits with banks	1	111	112	210	154	364
Investment securities - taxable	110	153	263	986	159	1,145
Investment securities - tax-exempt	(170)	(24)	(194)	3,119	(418)	2,701
Fed funds sold and other	67	(82)	(15)	224	48	272
Total earning assets	8,211	1,705	9,916	26,014	3,053	29,067

Interest bearing liabilities
Interest bearing demand	—	18	18	153	40	193
Savings and money market	213	1,352	1,565	830	1,011	1,841
Time deposits - retail	444	3,031	3,475	2,740	2,398	5,138
Time deposits - wholesale	3,178	846	4,024	27	602	629
Total interest bearing deposits	3,835	5,247	9,082	3,750	4,051	7,801
Federal Home Loan Bank advances	(1,354)	42	(1,312)	607	593	1,200
Subordinated debt	201	13	214	—	724	724
Total borrowed funds	(1,153)	55	(1,098)	607	1,317	1,924
Total interest-bearing liabilities	$2,682	$5,302	$7,984	$4,357	$5,368	$9,725
Net interest rate spread (%) / Net interest income ($)	$5,529	$(3,597)	$1,932	$21,657	$(2,315)	$19,342

Analysis—For the year ended December 31, 2019, net interest income was approximately $58.8 million (including tax equivalent adjustments), producing a net interest margin of 3.54%. For the year ended December 31, 2018, net interest income was approximately $56.9 million (including tax equivalent adjustments), producing a net interest margin of 3.78%. For the year ended December 31, 2017, net interest income was approximately $37.3 million (including tax equivalent adjustments), generating a net interest margin of 3.97%. For the years ended December 31, 2019, 2018, and 2017, our net interest spread was 3.22%, 3.53% and 3.81%, respectively. Purchased loan accretion and state tax credits increased margin and spread by 0.19%, 0.26% and 0.20% respectively.

Our year-over-year average loan volume increased by approximately 14.0% from 2018 to 2019 and 59.3% from 2017 to 2018. Our combined loan and loan fee yield increased from 5.24% to 5.37% for 2019 compared to 2018, respectively, and increased from 4.87% to 5.24% for 2018 compared to 2017, respectively.

Our tax equivalent yield decreased to 3.71% for the year ended December 31, 2019 from 3.72% for the year ended December 31, 2018 and decreased from 4.01% for the year ended December 31, 2017. The decrease from 2017 was driven by reduction in the federal tax rate.

Our cost of funds increased from 1.07% to 1.48% for 2019 compared to the same period in 2018 and from 0.66% to 1.07% for 2018 compared to the same period in 2017. Our cost of interest-bearing liabilities increased from 1.27% at December 31, 2018 to 1.73% at December 31, 2019 and from 0.77% at December 31, 2017 to 1.27% at December 31, 2018. All categories of interest-bearing liabilities contributed to the increase in our cost of funds due to rate increases by the Federal Reserve as well as competition for core deposits and the use of wholesale funding sources. Additionally, we assumed subordinated debt in the Community First acquisition and issued another $60 million in December 2019 with a combined cost of 6.37%. Our non-interest bearing deposits decreased our cost of funds by 25 basis points for the year ended December 31, 2019 compared to 20 basis points and 11 basis points for years ended December 31, 2018 and 2017, respectively.

Provision for Loan Losses
We recorded a provision for loan losses of $1,211, $1,035, and $1,316 for the years ended December 31, 2019, 2018, and 2017, respectively. Our provision increase in 2019 primarily resulted from loan growth. Our provision decrease in 2018 resulted from improved credit quality metrics and low charge-offs.

Non-Interest Income
Our non-interest income is composed of several components, some of which vary significantly between periods. The following is a summary of our non-interest income for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended		Percent Increase (Decrease)		Percent Increase (Decrease)
	December 31,			December 31,
	2019	2018		2017
Non-Interest Income
Service charges and fees	$3,746	$3,419	9.6%	$1,251	173.3%
Securities gains, net	1,451	43	3,274.4%	59	(27.1)%
Gains on mortgage loans sold, net	4,905	4,418	11.0%	3,675	20.2%
Gain on sale of other real estate	166	259	(35.9)%	27	859.3%
Gain (loss) on disposal of premises and equipment	—	13	100.0%	(52)	125.0%
Bank-owned life insurance	1,119	1,186	(5.6)%	836	41.9%
Other noninterest income:
Brokerage revenue	49	99	(50.5)%	116	(14.7)%
Miscellaneous noninterest income	528	209	152.6%	98	113.3%
Total other non-interest income	577	308	87.3%	214	44.4%
Total non-interest income	$11,964	$9,646	24.0%	$6,010	54.7%

Noninterest income increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to gains realized on the sale of securities. The increase for the year ended December 31, 2018 when compared to the same period in 2017 was primarily due to the Community First Transaction. Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing structure to help attract and retain customers.

During the year ended December 31, 2019, the Company sold securities totaling $85,895 and recognized a gain of $1,451. During the year ended December 31, 2018, the Company sold securities totaling $100,737 and recognized a net gain of $43. During the year ended December 31, 2017, the Company sold securities totaling $18,688 and recognized a net gain of $59.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. All of these loan sales transfer servicing rights to the buyer. Gains on mortgage loans sold, net, amounted to $4,905, $4,418 and $3,675, for the years ended December 31, 2019, 2018, and 2017, respectively.

During the years ended December 31, 2019, 2018, and 2017, we recognized gains of $166, $259, and $27, respectively on sales of other real estate and on the recognition of a previously deferred gains from the payoffs of loans.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance (BOLI), which was $1,119, $1,186, and $836 for the years ended December 31, 2019, 2018, and 2017, respectively. Primarily, the increases in earnings on these BOLI policies when compared with 2017 resulted from an additional $10.7 million which came over as part of the Community First acquisition. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

Non-Interest Expense
The following is a summary of our non-interest expense for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended		Percent Increase (Decrease)	Year Ended	Percent Increase (Decrease)
	December 31,			December 31,
	2019	2018		2017
Non-Interest Expense
Salaries and employee benefits	$30,514	$27,510	10.9%	$18,432	49.3%
Occupancy	5,423	4,949	9.6%	3,353	47.6%
Information technology	6,213	5,333	16.5%	2,715	96.4%
Advertising and public relations	1,293	600	115.5%	264	127.3%
Audit, legal and consulting	2,302	2,976	(22.6)%	1,508	97.3%
Federal deposit insurance	605	793	(23.7)%	399	98.7%
Provision for losses on other real estate	98	—	N/A	—	N/A
Merger expenses	1,603	2,774	(42.2)%	1,426	94.5%
Other operating	5,841	5,626	3.8%	2,979	88.9%
Total non-interest expense	$53,892	$50,561	6.6%	$31,076	62.7%

The most significant reason for the changes during the years ended December 31, 2019 and 2018 was increased salary and employee benefits expense and a reduction in merger expense. Non-interest expense incurred by RMV is reflected in the total reported non-interest expense but does not impact the Company's net income attributable to common shareholders. RMV's non-interest expense for the three years presented was $11,510, $9,049 and $5,552 respectively. Following is a description of certain components of non-interest expense and additional reasons for fluctuations during the years ended December 31, 2019, 2018, and 2017. For more information regarding RMV's operating agreement please refer to Part 7, Principles of Consolidation.

Salaries and employee benefits increased significantly for the year ended December 31, 2019 and 2018 compared to the same periods in 2018 and 2017. The primary reason for the change during the year ended December 31, 2019 was increased staffing for RMV, due in part, to their build out of a correspondent mortgage line-of-business, as well as our staffing of de novo branches in Murfreesboro during the third quarter of 2018 and Chattanooga in the fourth quarter of 2018 and other investments in revenue producers and leadership. The primary reason for the change for the year ended December 31, 2018 compared to the same period in 2017 was the Community First Transaction. RMV's salary and employee benefits expense for the three periods presented was $6,745, $5,296 and $4,157 respectively.

Occupancy costs increased during the year ended December 31, 2019 compared to the same period in 2018 mainly due to the commencement of Murfreesboro and Chattanooga leases. Additionally. in 2019 we added leases for mortgage production offices in Memphis, Chattanooga and two in Little Rock, Arkansas. Occupancy costs also increased during the year ended December 31, 2018 when compared to the same period in 2017. This increase is mainly due to the Community First Transaction and the commencement of a lease on a new corporate office in Franklin, Tennessee. RMV's occupancy expense for the three periods presented was $564, $393 and $330, respectively.

Information technology costs increased for the year ended December 31, 2019 and December 31, 2018 when comparing to the comparable periods in 2018 and 2017. This increase is mainly attributable to increasing volume of accounts and transactions due to the Community First Transaction and new de novo branch offices that served to increase data processing costs incrementally. Additionally, we have made investments in technology to improve our network perform, strengthen our cybersecurity infrastructure and enhance our ability to deliver digital products to our commercial and consumer clients.

Advertising and public relations costs increased $693 when comparing the year ended December 31, 2019 to the similar period in 2018. Increased costs were primarily attributable to a $676 increase in promotional expenses and advertising for RMV, additional donation and sponsorship commitments, and expenses associated with the launch of a branding initiative. Advertising and public relations costs increased when comparing the year ended December 31, 2018 to the similar period in 2017 mainly due to the Community First Transaction. RMV's advertising and public relations expense for the three periods presented was $707, $32 and $12, respectively.

Audit, legal and consulting costs decreased $674 when comparing the year ended December 31, 2019 compared to the similar period in 2018. This decrease is mainly attributable to the higher legal fees and consulting fees incurred during 2018 by RMV which decreased $713 in 2019. The increase from 2017 to 2018 of $1,468 was attributable to increase legal and consulting expense incurred by RMV. RMV's audit, legal and consulting expense for the three periods presented was $1,168, $1,881 and $562, respectively.

Our FDIC expense is based on our outstanding deposits for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense decreased $188 for year ended December 31, 2019, compared to the same period in 2018 and increased $394 for the year ended December 31, 2018 compared to the same period in 2017. This decrease in 2019 was attributable to an approximately $375 credit received from the FDIC. The increase in 2018 is primarily the result of the Community First Transaction which increased average liabilities.

We recorded a provision for losses on other real estate of $98 for the year ended December 31, 2019 compared to none in 2018, and 2017. The provision in 2019 related to a property sold in January 2020.

Other operating expenses increased by $215 for the year ended December 31, 2019 compared to the same period in 2018 due to increased travel and entertainment costs incurred by RMV. Other operating expenses increased by $2,647 for the year ended December 31, 2018 compared to the same period in 2017 due to cost related to the Community First Transaction and RMV.

Income Taxes
During the years ended December 31, 2019, 2018, and 2017 we recorded income tax expense of $2,129, $1,372, and $1,942, respectively. The Company files separate Federal tax returns for RMV and the Bank. The taxable income or losses of RMV is included in the respective returns of the Bank and the non-controlling members for Federal purposes.

Our income tax expense for the year ended December 31, 2019, reflects an effective income tax rate of 13.47% (exclusive of a tax benefit of $393 realized on RMV's pre-tax loss of ($6,052)) compared to 10.25% (exclusive of a tax benefit f of $236 on RMV's pre-tax loss of ($3,814). During the years ended December 31, 2019, 2018, and 2017, the Company recognized excess tax benefits of $46, $110, and $184 related to the exercise of stock options and vesting of restricted shares, respectively, thereby reducing our effective tax rate. The Company recognized tax credits of $1,265, $1,268, and $650 for the years ended December 31, 2019, 2018, and 2017 due to interest-free loan agreements entered into by the Bank. Our income tax expense was also positively affected in 2019 and 2018 by the benefits from our investment subsidiary formed in the fourth quarter of 2018, the impact was somewhat offset by a reduction of our tax-exempt investments during 2019. Our effective tax rate represents our blended federal and state rate of 26.1% for 2019 and 2018 and 38.3% for 2017 reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as BOLI, income earned on tax-exempt securities and certain federal and state tax credits.  The non-deductibility of certain merger related expenses also drives fluctuations in our effective tax rate. The Tax Cuts and Jobs Act permanently reduced the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after 2017. Accordingly, the Company has remeasured its deferred tax assets and liabilities at the new tax rate and recorded a one-time noncash tax expense of $620 to deferred income taxes for the year ended December 31, 2017. This expense resulted in the Company’s higher effective tax rate for that year.

Noncontrolling Interest in Net Income (Loss) of Subsidiary
RMV incurred a net loss of $5,659 for the year ended December 31, 2019, net loss of $3,578 for the year ended December 31, 2018, and a net loss of $1,083 for the year ended December 31, 2017. The net loss for the year ended December 31, 2019, results in a cumulative net loss of $13,409. These amounts are included in our consolidated results. See Note 21 for segment reporting in the consolidated financial statements included elsewhere herein.

Return on Equity and Assets
The following schedule details selected key ratios for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Return on assets	0.90%	0.86%	0.73%
(Net income divided by average total assets)
Return on equity	7.53%	6.93%	6.15%
(Net income divided by average equity)
Dividend payout ratio	18.75%	26.61%	26.97%
(Dividends declared per share divided by net income per share)

Equity to assets ratio	11.95%	12.36%	11.83%
(Average equity divided by average total assets)
Leverage capital ratio - Bank	10.30%	10.17%	11.68%
(Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2019 excluding the net unrealized gain on available-for-sale securities which is shown as an increase in shareholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital
Shareholders' equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets, and disallowed servicing assets	$186,734
Tier 2 capital
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	13,003

Total risk-based capital	$199,737

Risk-weighted assets, gross	$1,562,016
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$1,562,016

Risk-based capital ratios:
Tier 1 risk-based capital ratio	11.95%

Total risk-based capital ratio	12.79%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 9.25%. At December 31, 2019, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2019 AND DECEMBER 31, 2018

Overview
The Company’s total assets were $1,898 million at December 31, 2019 and $1,724 million at December 31, 2018. Our assets increased by 10.1% from December 31, 2018 to December 31, 2019. The increase in assets from December 31, 2018 to December 31, 2019, was substantially attributable to an increase in net loans-held-for-investment of approximately $177.2 million, a net increase in our mortgage loans-held-for-sale of $21.7 million, and an increase of $15.9 million in cash and cash equivalents. These increases were offset by a decrease in investments of $36.0 million. The Company’s total liabilities were $1,675 million at December 31, 2019 and $1,516 million at December 31, 2018, an increase of 10.5%. The increase in total liabilities from December 31, 2018 to December 31, 2019, was substantially attributable to the increase in total deposits of $145.9 million and an increase of $59.3 million in subordinated debt and somewhat offset by a decrease of $46.8 million in FHLB advances. These and other components of our balance sheets are discussed further below.

Loans-Held-For-Investment
Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. As previously discussed, the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. Total loans-held-for-investment, net, at December 31, 2019, and December 31, 2018, were $1,397,374 and $1,220,184, respectively. This represented an increase of 14.5% from December 31, 2018 to December 31, 2019.

The table below provides a summary of the loan portfolio composition for the dates noted (including PCI loans).

	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$245,515	17.4%	$213,850	17.4%	$138,706	18.0%
Real Estate:
1-4 Family Residential	227,529	16.2%	225,863	18.3%	111,932	14.4%
1-4 Family HELOC	96,228	6.8%	88,112	7.2%	72,017	9.3%
Multifamily and Commercial	536,845	38.1%	447,840	36.4%	261,044	33.8%
Construction, Land Development and Farmland	273,872	19.4%	220,801	17.9%	156,452	20.3%
Consumer	16,855	1.2%	20,495	1.7%	17,605	2.3%
Other	13,180	0.9%	14,106	1.1%	14,694	1.9%
	1,410,024	100.0%	1,231,067	100.0%	772,450	100.0%
Less:
Deferred loan fees (cost)	72		(9)		231
ALLL	12,578		10,892		9,731

Loans, net	$1,397,374		$1,220,184		$762,488

	As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$134,404	20.1%	$143,770	23.3%
Real Estate:
1-4 Family Residential	113,031	16.9%	110,736	18.0%
1-4 Family HELOC	57,460	8.6%	49,665	8.0%
Multifamily and Commercial	215,639	32.3%	202,736	32.8%
Construction, Land Development and Farmland	115,889	17.4%	89,763	14.5%
Consumer	17,240	2.6%	15,271	2.5%
Other	13,745	2.1%	5,556	0.9%
	667,408	100.0%	617,497	100.0%
Less:
Deferred loan fees (cost)	625		927
ALLL	9,082		7,823

Loans, net	$657,701		$608,747

The table below provides a summary of PCI loans-held-for-investment as of December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$—	$63
Real Estate:
1-4 Family Residential	231	324
1-4 Family HELOC	—	—
Multifamily and Commercial	217	233
Construction, Land Development and Farmland	1,021	1,958
Consumer	—	18
Other	—	—
Total gross PCI loans	1,469	2,596
Less:
Remaining purchase discount	246	300
Allowance for possible loan losses	—	—

Loans, net	$1,223	$2,296

Commercial loans consist of commercial and industrial loans made to U.S. domiciled customers. These include loans used for working capital needs, equipment purchases or other expansionary projects. Commercial loans-held-for-investment of $245.5 million at December 31, 2019, increased 14.8% compared to $213.9 million as of December 31, 2018. Agricultural loans -held-for-investment represent 4.1% of the total commercial, industrial and agricultural portfolio, and 0.7% of gross loans-held-for-investment at December 31, 2019.

Real estate loans comprised 80.5% of the loans-held-for-investment portfolio at December 31, 2019. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 3.1% from December 31, 2018 to December 31, 2019. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non- owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $536.8 million at December 31, 2019, increased 19.9% compared to $447.8 million as of December 31, 2018. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased 24.0% from December 31, 2018 to December 31, 2019, based on a strong local economy.

Consumer loans consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. Our consumer loans-held-for-investment experienced a decrease from December 31, 2018 to December 31, 2019, of 17.8%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a 6.6% decrease from December 31, 2018 to December 31, 2019.

The loan repayments are significant source of liquidity for the Bank. The following table sets forth the loans maturing within specific intervals at December 31, 2019, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, Industrial and Agricultural	$61,257	$128,491	$55,767	$245,515
Real Estate:
1-4 Family Residential	26,843	86,084	114,602	227,529
1-4 Family HELOC	3,789	6,338	86,101	96,228
Multifamily and Commercial	24,389	270,579	241,877	536,845
Construction, Land Development and Farmland	104,161	113,595	56,116	273,872
Consumer	10,523	5,828	504	16,855
Other	2,624	1,438	9,118	13,180
Total	$233,586	$612,353	$564,085	$1,410,024

Fixed interest rate	$62,942	$494,264	$205,858	$763,064
Variable interest rate	170,644	118,089	358,227	646,960
Total	$233,586	$612,353	$564,085	$1,410,024

The information presented in the above table is based upon the contractual maturities of the individual loans including those which may be subject to renewal at their contractual maturity. Renewal is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the structure of the loan portfolio.

ALLL

At December 31, 2019, the ALLL was $12,578 compared to $10,892 at December 31, 2018. The ALLL as a percentage of total loans was 0.89% at December 31, 2019 and 0.88% at December 31, 2018. The ALLL was adjusted upward from December 31, 2018 to December 31, 2019, due to loan growth. Loan charge-offs continue to decline, and general economic conditions have continued to improve for our market footprint. Please refer to Item 7, Purchased Loans and ALLL for more information.

The following table sets forth the activity in ALLL for the years presented.

Analysis of Changes in Allowance for Loan Losses

	2019	2018	2017	2016	2015
Beginning Balance, January 1	$10,892	$9,731	$9,082	$7,823	$7,353
Loans charged off:
Commercial, Industrial and Agricultural	(396)	(381)	(976)	(84)	—
Real Estate:
1-4 Family Residential	(29)	(36)	(14)	(25)	—
1-4 Family HELOC	—	(6)	—	—	(6)
Multifamily and Commercial	—	(76)	—	—	—
Construction, Land Development and Farmland	(60)	(215)	(45)	—	—
Consumer	(50)	(26)	(36)	—	(35)
Other	(35)	(47)	—	(36)	—
Total loans charged off	(570)	(787)	(1,071)	(145)	(41)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	393	590	378	323	346
Real estate:
1-4 Family Residential	225	12	—	66	15
1-4 Family HELOC	12	10	19	11	25
Multifamily and Commercial	65	221	—	18	388
Construction, Land Development and Farmland	—	44	5	6	7
Consumer	51	34	2	12	—
Other	299	2	—	—	—
Total loan recoveries	1,045	913	404	436	781
Net recoveries (charge-offs)	475	126	(667)	291	740
Provision for loan losses	1,211	1,035	1,316	968	(270)
Total allowance at end of period	$12,578	$10,892	$9,731	$9,082	$7,823
Gross loans at end of period (1)	$1,410,024	$1,231,067	$772,450	$667,408	$617,497
Average gross loans (1)	$1,298,922	$1,138,946	$714,982	$640,592	$517,148
Allowance to total loans	0.89%	0.88%	1.26%	1.36%	1.27%
Net charge-offs (recoveries) to average loans (annualized)	(0.04)%	(0.01)%	0.09%	(0.05)%	(0.14)%
     (1) Loan balances exclude loans held for sale.

The following table summarizes the ALLL by category and loans-held-for-investment in each category as a percentage of total loans, for the years presented.

	December 31, 2019			December 31, 2018			December 31, 2017
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,529	20.1%	17.4%	$1,751	16.1%	17.4%	$2,538	26.1%	18.0%
Real Estate:
1-4 Family Residential	1,280	10.2%	16.2%	1,333	12.2%	18.3%	773	7.9%	14.4%
1-4 Family HELOC	624	5.0%	6.8%	656	6.0%	7.2%	595	6.1%	9.3%
Multifamily and Commercial	5,285	42.0%	38.1%	4,429	40.6%	36.4%	3,166	32.5%	33.8%
Construction, Land Development and Farmland	2,649	21.0%	19.4%	2,500	23.0%	17.9%	2,434	25.0%	20.3%
Consumer	177	1.4%	1.2%	184	1.7%	1.7%	183	1.9%	2.3%
Other	34	0.3%	0.9%	39	0.4%	1.1%	42	0.5%	1.9%
	$12,578	100.0%	100.0%	$10,892	100.0%	100.0%	$9,731	100.0%	100.0%

	December 31, 2016			December 31, 2015
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,432	26.8%	20.1%	$2,198	28.1%	23.3%
Real Estate:
1-4 Family Residential	1,178	13.0%	16.9%	1,214	15.5%	18.0%
1-4 Family HELOC	704	7.8%	8.6%	699	8.9%	8.0%
Multifamily and Commercial	2,737	30.1%	32.3%	2,591	33.1%	32.8%
Construction, Land Development and Farmland	1,786	19.7%	17.4%	894	11.4%	14.5%
Consumer	208	2.3%	2.6%	192	2.5%	2.5%
Other	37	0.3%	2.1%	35	0.4%	0.9%
	$9,082	100.0%	100.0%	$7,823	100.0%	100.0%

Nonperforming Assets
Non-performing assets consist of non-performing loans plus real estate acquired through foreclosure or deed in lieu of foreclosure. Non-performing loans by definition consist of non-accrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on non-accrual status, interest accruals cease, and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual.

The following table provides information with respect to the Company’s non-performing assets.

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Non-accrual loans	$4,071	$4,194	$5,161	$5,634	$5,004
Past due loans 90 days or more and still accruing interest	64	6	—	—	—
Restructured loans	1,799	2,469	2,170	2,953	1,706
Total non-performing loans	5,934	6,669	7,331	8,587	6,710
Foreclosed real estate ("OREO")	750	1,000	—	—	1,149
Total non-performing assets	$6,684	$7,669	$7,331	$8,587	$7,859
Total non-performing loans as a percentage of total loans	0.42%	0.54%	0.95%	1.29%	1.09%
Total non-performing assets as a percentage of total assets	0.35%	0.44%	0.65%	0.94%	0.90%
Allowance for loan losses as a percentage of non-performing loans	211.96%	163.32%	132.74%	105.76%	116.59%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Bank with a liquidity, meet customer collateral needs, provide flexible asset/liability management and a source of stable income. The portfolio consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities totaled $260,293 at December 31, 2019. This represents a 12.2% decrease from the December 31, 2018 total of $296,323. During 2019, the Company reduced its investment portfolio by $98,232. $48,108 of the proceeds was used to purchase investment securities and the remainder funded loan growth and reduced wholesale funding.

Restricted equity securities totaled $11,279 at December 31, 2019. This represents a 3.5% decrease from the December 31, 2018 total of $11,690. Restricted securities consist of Federal Reserve Bank and FHLB stock.

The following table summarizes the Company’s investment portfolio at amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2019			December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$59	59	0.02%	$568	554	0.19%	$586	578	0.26%
State and municipal	186,283	196,660	75.56%	232,589	229,298	77.38%	189,576	191,752	87.08%
Corporate bonds	7,880	7,845	3.01%	3,130	3,017	1.02%	1,500	1,492	0.68%
Mortgage backed securities	38,126	37,761	14.51%	32,172	31,958	10.78%	6,262	6,169	2.80%
Asset backed securities	18,374	17,968	6.90%	28,635	27,996	9.45%	16,753	16,710	7.59%
Time deposits	—	—	—%	3,500	3,500	1.18%	3,500	3,500	1.59%
Total	$250,722	260,293	100.00%	$300,594	296,323	100.00%	$218,177	220,201	100.00%

The table below summarizes the maturities and yield characteristics of available-for-sale securities portfolio as of December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S.Treasury and other U.S. government agencies	$—	—	$59	2.03%	$—	—%	$—	—%	$59	2.03%
State and municipal	—	—%	221	5.43%	5,989	4.09%	190,450	3.92%	196,660	3.92%
Corporate bonds	999	2.58%	2,000	6.34%	4,846	4.22%	—	—	7,845	4.55%
Mortgage backed securities	—	—%	2,114	3.18%	970	2.02%	34,677	3.29%	37,761	3.25%
Asset backed securities	—	—	469	2.50%	1,428	2.49%	16,071	2.78%	17,968	2.75%
Total	$999	2.58%	$4,863	4.50%	$13,233	3.81%	$241,198	3.75%	$260,293	3.77%

Securities pledged at December 31, 2019 and 2018 had a carrying amount of $46,918 and $70,097 and were pledged to secure FHLB advances and municipal deposits.

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

Premises and Equipment
Premises and equipment, net, totaled $21,376 at December 31, 2019 compared to $22,033 at December 31, 2018, a net decrease of $657 or 3.0%. Asset purchases amounted to approximately $1,339 during the year ended December 31, 2019 while related depreciation expense amounted to $1,996. At December 31, 2019, we operated 17 retail banking locations as well as five stand-alone mortgage loan production offices. Please refer to Item 2, Properties for additional information.

Deposits
At December 31, 2019, total deposits were $1,583,789, an increase of $145,886, or 10.1%, compared to $1,437,903 at December 31, 2018. During the year ended December 31, 2019, we increased non-interest bearing deposits by $43.1 million or 19.9%, interest bearing demand deposits decreased by $1.5 million, or 1.0%, increased savings and money market deposits by $7.4 million, or 1.8% and increased time deposits by $96.8 million, or 14.6%. The increase in time deposits is in part due to a shift in funding from FHLB advances to wholesale deposits. We are continuing to focus on growth of our non-interest bearing deposits and using alternative sources of funds to better manage our cost of funds. As of December 31, 2019, non-interest bearing deposits represent 16.4% of total deposits.

The average amounts for deposits for 2019, 2018 and 2017 are detailed in the following schedule (in thousands, except for percentages).

	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$231,228	—%	$218,867	—%	$134,408	—%
Interest bearing demand	146,518	0.26%	146,717	0.25%	84,171	0.21%
Savings and money market	376,927	1.10%	349,986	0.74%	196,939	0.38%
Time deposits-retail	559,404	2.10%	531,780	1.55%	319,456	0.98%
Time deposits-wholesale	227,010	2.48%	90,510	1.77%	88,114	1.10%
Total deposits	$1,541,087	1.42%	$1,337,860	0.96%	$823,088	0.61%

The following table shows maturity of time deposits of $250,000 or more by category based on time remaining until maturity.

December 31, 2019
Three months or less	$169,183
Over three months through six months	9,289
Over six months through 12 months	33,441
Over one year through three years	22,913
Over three years through five years	3,178
Over five years	—
Total	$238,004

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 15% of assets. We were in compliance with our policy as of December 31, 2019. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these and other shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(1.2)%	(15)%	(7.2)%	(15)%
-100 bp	0.1%	(10)%	(3.0)%	(10)%
+100 bp	0.8%	(10)%	2.1%	(10)%
+200 bp	2.5%	(15)%	5.0%	(15)%
+300 bp	4.4%	(20)%	7.9%	(20)%
+400 bp	6.1%	(25)%	10.7%	(25)%

We were in compliance with the earnings simulation model policies monitored by the Bank as of December 31, 2019, indicating what we believe to be a fairly neutral profile.

Economic value of equity—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.
To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
-200 bp	25%
-100 bp	15%
+100 bp	15%
+200 bp	25%
+300 bp	30%
+400 bp	35%
Non-parallel shifts	35%

At December 31, 2019, our model indicated that we were within these policy limits.

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

Interest Rate Sensitivity
The following schedule details the Company’s interest rate sensitivity at December 31, 2019:

		Repricing Within
	Total	1-90 days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans-Held-for-Investment (1)	$1,410,024	$188,508	$172,059	$757,359	$292,098
Available for sale securities	260,293	47,202	—	7,245	205,846
Mortgage loans held for sale	37,476	8,928	—	—	28,548
Deposits with banks	43,036	43,036	—	—	—
Federal funds sold and other	52	52	—	—	—

Total earning assets	1,750,881	287,726	172,059	764,604	526,492

Interest-bearing liabilities:
Interest-bearing demand accounts	152,718	152,718	—	—	—
Savings and money market accounts	408,724	408,724	—	—	—
Time deposits (2)	762,274	313,021	243,633	205,620	—
Federal funds purchased	—	—	—	—	—
Subordinated debt	70,883	883	—	70,000	—
Federal Home Loan Bank advances	10,737	7,000	—	3,737	—

Total interest-bearing liabilities	1,405,336	882,346	243,633	279,357	—

Interest-sensitivity gap	$345,545	$(594,620)	$(71,574)	$485,247	$526,492

Cumulative gap		$(594,620)	$(666,194)	$(180,947)	$345,545

Interest -sensitivity gap as % of total average assets		(33.05)%	(3.98)%	26.97%	29.27%

Cumulative gap as % of total average assets		(33.05)%	(37.03)%	(10.06)%	19.21%

(1)	Loans, net of unearned income excludes non-accrual loans

(2)	We moved $100,000 of time deposits from the 1-90 days to the 1-5 years due to the swap maturity.

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

The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of cash deposits, 1-4 family residential mortgages, multi-family residential, home equity loans, and available-for-sale securities.

At December 31, 2019, FHLB advances totaled $10,737 compared to $57,498 as of December 31, 2018. The decrease in FHLB advances was due to the increase in wholesale time deposits.

At December 31, 2019, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2020	$7,000	1.65%
2021	323	2.73%
2022	557	1.22%
2023	2,342	1.94%
2024	515	2.49%
Thereafter	—	—%

	$10,737	1.76%

Capital
Stockholders’ equity was $223,753 at December 31, 2019, an increase of $15,339, or 7.4%, from $208,414 at December 31, 2018. The Company raised $439 of capital through the exercise of Company stock options during the year ended December 31, 2019. In December 2019, $13,796 of the subordinated debentures issued and the additional capital from the stock option exercises during the year were pushed-down to the Bank and combined with the accretion of earnings to capital but offset by the declared dividends and the increase in assets, led to an increase in the Bank’s December 31, 2019 Tier 1 leverage ratio to 10.30% compared with 10.17% at December 31, 2018 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company subject to limitations. Common dividends of $4,013 (of which $1,036 were declared in the prior year) were paid during the year ended December 31, 2019.

On December 4, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $12 million of shares of the Company’s outstanding common stock, par value $1.00 per share. Stock repurchases under the plan will be made from time to time in the open market or privately negotiated transactions, or otherwise, at the discretion of management of the Company and in accordance with applicable legal requirements. As part of this plan, the Company purchased 365,931 shares for $8,291 during 2019.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notifications that management believes have changed the institution’s category. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of December 31, 2019 and December 31, 2018 for the Company and Bank.

	Actual Regulatory Capital		Pre-Phase In Minimal Capital Adequacy		Minimum Required Capital Basel III Phased In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Company
Tier I leverage	$176,748	9.74%	N/A	—%	$72,586	4.000%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	N/A	—%	109,520	7.000%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	N/A	—%	132,952	8.500%	125,131	8.00%
Total risk-based capital	249,751	15.97%	N/A	—%	164,207	10.500%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	N/A	—%	$72,518	4.000%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	N/A	—%	109,384	7.000%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	N/A	—%	132,823	8.500%	125,010	8.00%
Total risk-based capital	199,737	12.79%	N/A	—%	163,975	10.500%	156,167	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	61,064	4.50%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	81,451	6.00%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	108,550	8.00%	133,991	9.875%	135,688	10.00%

Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	61,024	4.50%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	81,366	6.00%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	108,525	8.00%	133,961	9.875%	135,657	10.00%

Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019:

	December 31, 2019
	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five years
Deposits with maturities	$762,274	$656,654	$84,852	$20,768	$—
Federal Home Loan Bank advances	10,737	7,000	880	2,857	—
Operating lease obligations	14,907	2,369	4,591	3,435	4,512
Total	$787,918	$666,023	$90,323	$27,060	$4,512
Off Balance Sheet Arrangements
Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows (dollars in thousands):

December 31, 2019
Unused lines of credit	$335,755
Standby letters of credit	17,132
Total commitments	$352,887

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the “JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company chooses to comply with the reporting requirements of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will exit the emerging growth company status on December 31, 2020.
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this filing, as well as the financial statements we will file in the future, will be subject to all new or revised accounting standards generally applicable to private companies. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-public companies.
Effects of Inflation and Changing Prices
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase and can reduce our earnings from such activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Reliant Bancorp maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d - 15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Reliant Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Reliant Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, Reliant Bancorp’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Reliant Bancorp’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Reliant Bancorp’s internal control over financial reporting during Reliant Bancorp’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Reliant Bancorp’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in, and is incorporated by reference to, the 2020 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	156,701	18.81	1,034,322 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	156,701	18.81	1,034,322

(1)
This number includes 434,186 securities available to be issued under the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. Although this plan will remain in effect until March 23, 2021, the Company has no intentions to issue new awards under the plan. Future awards are intended to be issued under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, under which the number of securities remaining available for future issuance is 600.136.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report on Form 10-K
(1) Financial statements
The following consolidated financial statements of the Company are incorporated in this Item 15 by reference from Part II - Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2)	Financial statement schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(3)	Exhibits
See Item 15(b) of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

2.1*
Agreement and Plan of Merger dated August 22, 2017, by and among Commerce Union Bancshares, Inc., Pioneer Merger Sub, Inc., Reliant Bank, Community First, Inc., and Community First Bank & Trust (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 23, 2017).

2.2*
Agreement and Plan of Merger dated September 16, 2019, by and among Reliant Bancorp, Inc., Tennessee Community Bank Holdings, Inc., and Community Bank & Trust (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 17, 2019).

2.3*
Agreement and Plan of Merger dated October 22, 2019, by and among Reliant Bancorp, Inc., PG Merger Sub, Inc., and First Advantage Bancorp (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 23, 2019).

3.1
Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes) (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018).

3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 21, 2018).
4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 to Form S-8 filed December 19, 2018).
4.2†	Description of the Company's Securities.
4.3	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
4.4
Indenture, dated as of December 13, 2019, by and between Reliant Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

Exhibit No.	Description
4.5
Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2029 of Reliant Bancorp, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

10.1#	Form of Management Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.14 to Form S-4 filed July 3, 2014).
10.2#	Form of First Amendment to Management Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to Form S-4 filed July 3, 2014).
10.3#	Form of Second Amendment to Management Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Form S-4 filed July 3, 2014).
10.4#	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to Form S-4 filed July 3, 2014).
10.5#	Form of First Amendment to Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Form S-4 filed July 3, 2014).
10.6#	Form of Second Amendment to Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Form S-4 filed July 3, 2014).
10.7#	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014).
10.8	Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 22, 2016).
10.9	Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated as of April 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 22, 2016).
10.10	First Amendment to the Operations Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 22, 2016).
10.11	First Amendment to the Branch Lease Agreement by and between RBC Center II, LLC and Reliant Bank, dated June 1, 2011 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 22, 2016).
10.12
Second Amendment to the Operations Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 22, 2016).

10.13
Second Amendment to the Branch Lease Agreement by and between RBC Center II, GP (successor-in-interest to RBC Center II, LLC) and Reliant Bank, dated January 15, 2016 (incorporated by reference to Exhibit 10.6 to Form 8-K filed January 22, 2016).

10.14#	Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 28, 2016).
10.15#	Employment Agreement, dated as of April 15, 2018, by and among DeVan D. Ard, Jr., Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 20, 2018).
10.16#	Employment Agreement, dated as of April 15, 2018, by and between James Daniel Dellinger and Reliant Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 20, 2018).
10.17#	Employment Agreement, dated as of April 15, 2018, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 20, 2018).
10.18#	Employment Agreement, dated as of April 15, 2018, by and between Terry M. Todd and Reliant Bank (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 20, 2018).
10.19#	Employment Agreement, dated as of April 15, 2018, by and between John R. Wilson and Reliant Bank (incorporated by reference to Exhibit 10.5 to Form 8-K filed April 20, 2018).
10.20#	Reliant Bancorp, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to the registrant’s definitive proxy statement on Schedule 14A filed on April 10, 2018).
10.21#	Employment Agreement, dated March 25, 2019, by and among Reliant Bancorp, Inc., Reliant Bank, and David A. Kowalski (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 29, 2019).
10.22#	Form of 2019 Restricted Stock Unit Agreement (for Employees) (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 24, 2019).
10.23#	Form of 2019 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 24, 2019).
10.24#	Form of Employees Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 6, 2019).

Exhibit No.	Description
10.25#	Form of Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 6, 2019).
10.26#	Form of 2019 Restricted Stock Unit Agreement (for Directors) (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 5, 2019).
10.27
Form of Subordinated Note Purchase Agreement, dated as of December 13, 2019, by and among Reliant Bancorp, Inc. and the several Purchasers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

10.28
Form of Registration Rights Agreement, dated as of December 13, 2019, by and among Reliant Bancorp, Inc. and the several Purchasers (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

21.1	Subsidiaries of Reliant Bancorp, Inc. (incorporated herein by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 filed with the SEC on December 19, 2019).
23.1†	Consent of Maggart & Associates, P.C.
24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS XBRL Instance Document †
101.SCH XBRL Taxonomy Extension Schema Document †
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB XBRL Taxonomy Extension Label Linkbase Document †
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document †

*	The registrant has omitted schedules to the subject agreement pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule to the SEC upon request.

†	Filed herewith

**	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement

(c)	Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018 AND

FOR THE THREE PERIOD ENDED DECEMBER 31, 2018

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018 AND

FOR THE THREE PERIOD ENDED DECEMBER 31, 2019

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

ITEM 16.    FORM 10-K SUMMARY

None.

F-69

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.
Date: March 13, 2020	By:	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DeVan Ard, Jr. and J. Daniel Dellinger, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

F-70

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

Signature	Title	Date

/s/ DeVan D. Ard, Jr.	Chairman, Chief Executive Officer, and President	March 13, 2020
DeVan D. Ard, Jr.	(Principal Executive Officer)

/s/ J. Daniel Dellinger	Chief Financial Officer	March 13, 2020
J. Daniel Dellinger	(Principal Financial Officer and Accounting Officer)

/s/ Homayoun Aminmadani	Director	March 13, 2020
Homayoun Aminmadani

/s/ Charles Trimble Beasley	Director	March 13, 2020
Charles Trimble Beasley

/s/ Robert E. Daniel	Director	March 13, 2020
Robert E. Daniel

/s/ William R. DeBerry	Director	March 13, 2020
William R. DeBerry

/s/ Sharon H. Edwards	Director	March 13, 2020
Sharon H. Edwards

/s/ Darrell S. Freeman, Sr.	Director	March 13, 2020
Darrell S. Freeman, Sr.

/s/ James Gilbert Hodges	Director	March 13, 2020
James Gilbert Hodges

/s/ Louis E. Holloway	Director	March 13, 2020
Louis E. Holloway

/s/ Connie S. McGee	Director	March 13, 2020
Connie S. McGee

/s/ Linda E. Rebrovick	Director	March 13, 2020
Linda E. Rebrovick

/s/ Ruskin A. Vest	Director	March 13, 2020
Ruskin A. Vest

Management Report On Internal Control Over Financial Reporting

The management of Reliant Bancorp, Inc. and its subsidiaries (collectively referred to as “the Company”) is responsible for the preparation, integrity and fair presentation of published financial statements and all other information presented in this annual

F-71

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Reliant Bancorp, Inc.’s internal control over financial reporting is effective as of December 31, 2019.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reliant Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 13, 2020

1201 DEMONBREUN STREET ▪ SUITE 1220 ▪ NASHVILLE, TENNESSEE 3720.-3140 ▪ (615) 252-6100 ▪ Fax ▪ (615) 252-6105 www.maggartpc.com

RELIANT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(Dollar amounts in thousands except per share amounts)

	2019	2018
ASSETS
Cash and due from banks	$50,990	$34,807
Federal funds sold	52	371
Total cash and cash equivalents	51,042	35,178
Securities available for sale	260,293	296,323
Loans, net	1,397,374	1,220,184
Mortgage loans held for sale, net	37,476	15,823
Accrued interest receivable	7,111	8,214
Premises and equipment, net	21,376	22,033
Restricted equity securities, at cost	11,279	11,690
Other real estate, net	750	1,000
Cash surrender value of life insurance contracts	46,632	45,513
Deferred tax assets, net	3,933	7,428
Goodwill	43,642	43,642
Core deposit intangibles	7,270	8,219
Other assets	10,289	9,091

TOTAL ASSETS	$1,898,467	$1,724,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$260,073	$216,937
Interest-bearing demand	152,718	154,218
Savings and money market deposit accounts	408,724	401,308
Time	762,274	665,440
Total deposits	1,583,789	1,437,903
Accrued interest payable	2,022	1,063
Subordinated debentures	70,883	11,603
Federal Home Loan Bank advances	10,737	57,498
Dividends payable	76	1,036
Other liabilities	7,207	6,821

TOTAL LIABILITIES	1,674,714	1,515,924

	2019	2018

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	$—	$—
Common stock, $1 par value; 30,000,000 shares authorized; 11,206,254 and 11,530,810 shares issued and outstanding at December 31, 2019 and 2018, respectively	11,206	11,531
Additional paid-in capital	167,006	173,238
Retained earnings	40,472	27,329
Accumulated other comprehensive income (loss)	5,069	(3,684)

TOTAL STOCKHOLDERS’ EQUITY	223,753	208,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,898,467	$1,724,338

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$68,421	$58,351	$34,176
Interest and fees on loans held for sale	961	1,278	868
Interest on investment securities, taxable	2,099	1,836	691
Interest on investment securities, nontaxable	6,452	6,605	3,904
Federal funds sold and other	1,252	1,155	519

TOTAL INTEREST INCOME	79,185	69,225	40,158

INTEREST EXPENSE
Deposits
Demand	384	366	173
Savings and money market deposit accounts	4,154	2,589	748
Time	17,361	9,862	4,095
Federal Home Loan Bank advances and other	543	1,855	655
Subordinated debentures	938	724	—

TOTAL INTEREST EXPENSE	23,380	15,396	5,671

NET INTEREST INCOME	55,805	53,829	34,487

PROVISION FOR LOAN LOSSES	1,211	1,035	1,316

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,594	52,794	33,171

NONINTEREST INCOME
Service charges on deposit accounts	3,746	3,419	1,251
Gains on mortgage loans sold, net	4,905	4,418	3,675
Gain on securities transactions, net	1,451	43	59
Gain on sale of other real estate	166	259	27
Gain (loss) on disposal of premises and equipment	—	13	(52)
Earnings on bank owned life insurance contracts	1,119	1,186	836
Other	577	308	214

TOTAL NONINTEREST INCOME	11,964	9,646	6,010

	Year Ended December 31,
	2019	2018	2017
NONINTEREST EXPENSE
Salaries and employee benefits	$30,514	$27,510	$18,432
Occupancy	5,423	4,949	3,353
Information technology	6,213	5,333	2,715
Advertising and public relations	1,293	600	264
Audit, legal and consulting	2,302	2,976	1,508
Federal deposit insurance	605	793	399
Provision for losses on other real estate	98	—	—
Merger expenses	1,603	2,774	1,426
Other operating	5,841	5,626	2,979

TOTAL NONINTEREST EXPENSE	53,892	50,561	31,076

INCOME BEFORE PROVISION FOR INCOME TAXES	12,666	11,879	8,105

INCOME TAX EXPENSE	2,129	1,372	1,942

CONSOLIDATED NET INCOME	10,537	10,507	6,163

NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	5,659	3,578	1,083

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,196	$14,085	$7,246

Basic net income attributable to common shareholders, per share	$1.44	$1.24	$0.89
Diluted net income attributable to common shareholders, per share	$1.44	$1.23	$0.88

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

	2019	2018	2017
Consolidated net income	$10,537	$10,507	$6,163

Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(3,718), $1,513 and $(2,102) for the years ended December 31, 2019, 2018 and 2017, respectively	10,508	(4,277)	3,384

Net unrealized losses on interest rate swap derivatives, net of tax of $242 and $301 for the years ended December 31, 2019 and 2018, respectively	(683)	(852)	—

Reclassification adjustment for gains included in net income, net of tax of $379, $11 and $23 for the years ended December 31, 2019, 2018 and 2017, respectively	(1,072)	(32)	(36)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	8,753	(5,161)	3,348

TOTAL COMPREHENSIVE INCOME	$19,290	$5,346	$9,511

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE- JANUARY 1, 2017	7,778,309	$7,778	$89,045	$12,212	$(2,116)	$—	$106,919
Stock based compensation expense	—	—	616	—	—	—	616
Exercise of stock options	72,080	72	751	—	—	—	823
Restricted stock awards	50,050	50	(50)	—	—	—	—
Restricted stock forfeiture	(3,000)	(3)	3	—	—	—	—
Common stock, net of issuance cost of $1,805	1,137,000	1,137	22,072	—	—	—	23,209
Noncontrolling interest contributions	—	—	—	—	—	1,083	1,083
Cash dividend declared to common shareholders ($0.24 per share)	—	—	—	(2,024)	—	—	(2,024)
Net income (loss)	—	—	—	7,246	—	(1,083)	6,163
Reclassification of federal income tax rate change	—	—	—	(245)	245	—	—
Other comprehensive income	—	—	—	—	3,348	—	3,348
BALANCE- DECEMBER 31, 2017	9,034,439	9,034	112,437	17,189	1,477	—	140,137
Stock based compensation expense	—	—	923	—	—	—	923
Exercise of stock options	30,001	30	368	—	—	—	398
Restricted stock awards	51,710	52	(52)	—	—	—	—
Restricted stock forfeiture	(1,550)	(2)	2	—	—	—	—
Conversion shares issued to shareholders of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983
Shares acquired from dissenting shareholder	(234)	—	(6)	—	—	—	(6)
Noncontrolling interest contributions	—	—	—	—	—	3,578	3,578
Cash dividend declared to common shareholders ($0.33 per share)	—	—	—	(3,945)	—	—	(3,945)
Net income (loss)	—	—	—	14,085	—	(3,578)	10,507

Other comprehensive loss	—	—	—	—	(5,161)	—	(5,161)
BALANCE- DECEMBER 31, 2018	11,530,810	11,531	173,238	27,329	(3,684)	—	208,414
Stock based compensation expense	—	—	1,222	—	—	—	1,222
Exercise of stock options	34,714	34	405	—	—	—	439
Employee Stock Purchase Plan stock issuance	8,512	9	152	—	—	—	161
Restricted stock awards	9,500	10	(10)	—	—	—	—
Restricted shares withheld for taxes	(3,601)	(4)	(84)	—	—	—	(88)
Restricted stock and dividend forfeiture	(7,750)	(8)	8	—	—	—	—
Common stock shares redeemed	(365,931)	(366)	(7,925)	—	—	—	(8,291)
Noncontrolling interest contributions	—	—	—	—	—	5,659	5,659
Cash dividend declared to common shareholders ($0.27 per share)	—	—	—	(3,053)	—	—	(3,053)
Net income (loss)	—	—	—	16,196	—	(5,659)	10,537
Other comprehensive income	—	—	—	—	8,753	—	8,753
BALANCE - DECEMBER 31, 2019	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

	2019	2018	2017
OPERATING ACTIVITIES
Consolidated net income	$10,537	$10,507	$6,163
Reclassification of federal income tax rate change	—	—	(245)
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Provision for loan losses	1,211	1,035	1,316
Provision to reflect lower of cost or market value of mortgage loans held for sale	—	—	(160)
Deferred income taxes	398	380	504
(Gain) loss on disposal of premises and equipment	—	(13)	52
Depreciation and amortization of premises and equipment	1,996	1,697	1,017
Net amortization of securities	3,051	3,182	2,030
Net realized gains on sales of securities	(1,451)	(43)	(59)
Gains on mortgage loans sold, net	(4,905)	(4,418)	(3,675)
Stock-based compensation expense	1,222	923	616
Realization of gain on other real estate	(166)	(259)	(27)
Provision for losses on other real estate	98	—	—
Increase in cash surrender value of life insurance contracts	(1,119)	(1,186)	(836)
Mortgage loans originated for resale	(179,331)	(141,783)	(157,220)
Proceeds from sale of mortgage loans	162,583	176,610	127,564
Other amortization (accretion), net	2,503	(756)	(377)
Change in
Accrued interest receivable	1,103	(1,305)	(1,958)
Other assets	(1,198)	(372)	4,371
Accrued interest payable	959	326	198
Other liabilities	(1,606)	(2,260)	403
TOTAL ADJUSTMENTS	(14,652)	31,758	(26,241)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,115)	42,265	(20,323)
INVESTING ACTIVITIES
Cash received from merger	—	33,128	—
Activities in available for sale securities
Purchases	(50,430)	(106,893)	(95,430)
Sales	85,895	100,737	18,688
Maturities, prepayments and calls	12,807	12,987	6,763
Purchases (redemptions) of restricted equity securities	411	(2,190)	(641)
Loan originations and payments, net	(180,881)	(145,090)	(105,478)
Purchase of buildings, leasehold improvements, and equipment	(1,339)	(4,342)	(1,766)
Proceeds from sale of other real estate	1,261	1,947	—
Purchase of life insurance contracts	—	—	(8,000)

	2019	2018	2017
NET CASH USED IN INVESTING ACTIVITIES	(132,276)	(109,716)	(185,864)
FINANCING ACTIVITIES
Net change in deposits	145,897	121,960	119,685
Net change in federal funds purchased	—	—	(3,671)
Net change in advances from Federal Home Loan Bank	(46,707)	(39,195)	64,514
Issuance of subordinate debentures, net of issuance costs	59,198	—	—
Issuance of common stock, net	600	398	24,032
Redemption of common stock	(8,379)	(6)	—
Noncontrolling interest contributions received	5,659	2,255	1,245
Cash dividends paid on common stock	(4,013)	(3,451)	(3,193)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,255	81,961	202,612
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,864	14,510	(3,575)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,178	20,668	24,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$51,042	$35,178	$20,668

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for
Interest	$22,421	$14,638	$5,473
Taxes	1,303	1,400	1,750

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$13,842	$(6,925)	$5,380
Unrealized gain (loss) on derivatives	(1,992)	(690)	47
Change in due to/from noncontrolling interest	5,659	3,578	1,083
Foreclosures transferred from loans to other real estate	943	1,060	—
Dividends declared, not paid	76	1,036	542

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliant Bancorp, Inc. (f/k/a Commerce Union Bancshares, Inc.), is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank. Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956 as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve").

Reliant Bank, Reliant Bancorp's wholly-owned subsidiary, provides a full range of traditional banking products and services to corporate and consumer clients throughout Middle Tennessee and the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area (the “Nashville MSA”) and Chattanooga, Tennessee. Reliant Bank operates banking centers in Cheatham, Davidson, Hamilton, Hickman, Maury, Montgomery, Robertson, Rutherford, Sumner, and Williamson counties, Tennessee. Additionally, Reliant Bank operates mortgage offices in Brentwood, Hendersonville, and Memphis, Tennessee, as well as two in Little Rock and two in Hot Springs, Arkansas.

On January 1, 2020, Tennessee Community Bank Holdings, Inc., a community banking organization headquartered in Ashland City, Tennessee, was merged with and into the Company (See Note 27).

Basis of Presentation

The accounting and reporting policies of Reliant Bancorp, Inc. conform to US GAAP and to general practices within the banking industry. The following is a brief summary of the significant policies.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First Trups Holding Company (“TRUPS”), which is wholly owned by Reliant Bancorp, Reliant Investment Holdings, LLC ("Holdings"), which is 100% wholly owned by the Bank, and RMV, of which the Bank controls 51% of the governance rights (Reliant Bancorp, the Bank, Holdings, TRUPS, and RMV are collectively referred to herein as the “Company”).

All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 22, Reliant Bancorp and Community First merged effective January 1, 2018.

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of RMV’s net losses. As of December 31, 2019, the cumulative losses to date totaled $13.4 million. RMV will have to generate net income of this amount before the Company will participate in future earnings.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with US GAAP, which requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, the valuation of other real estate, the valuation of debt and equity securities, the valuation of deferred tax assets and fair values of financial instruments.

Concentrations

At December 31, 2019 and 2018, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted. The Company is concentrated in the middle Tennessee regional market and the operating results are impacted by the economic conditions of that area.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, federal funds sold, and short-term Federal Home Loan Bank ("FHLB") borrowings.

The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers financially sound.

Federal funds sold of $52 and $371 at December 31, 2019 and 2018, respectively, were invested in one financial institution. Such funds were unsecured and matured the next business day.

Securities

The Company classifies its securities in one of two categories: held to maturity ("HTM") and available for sale ("AFS"). HTM securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as AFS when they might be sold before maturity. The Company had no held to maturity securities at December 31, 2019 and 2018, or in the three-year period ended December 31, 2019.

Interest income includes purchase premiums and discounts amortized or accreted over the life of the related security as an adjustment to the yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method including reclassification from other comprehensive income.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The related OTTI loss on the debt security will be recognized in earnings to the extent that the loss is due to the declining credit quality of the issuer, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans-Held-for-Investment

Loans-held-for-investment (LHFS) that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees, and an allowance for loan losses (ALLL). Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. This treatment does not materially differ from the level interest yield method. Past due status is determined based on the contractual terms of the note.

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

Allowance for Loan Loss

The allowance for loan loss ("ALLL") is an estimate of future probable credit losses. Losses on loans-held-for-investment are charged against the ALLL when management believes the remaining balance due has become uncollectible. Subsequent recoveries, if any, are credited to the ALLL. Management estimates a general component to the ALLL based on historical loan loss experience and qualitative factors, which include, 1) the nature and volume of the portfolio, 2) current economic conditions (national and local), 3) changes in interest rates, 4) portfolio concentrations, 5) changes in the experience, ability, and depth of the lending function, and 6) levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans.

A specific ALLL component is calculated for loans that meet the definition of impairment. A loan is considered impaired when management believes that principal and interest due on that loan will not be collected in accordance with the terms and conditions of the loan agreement. Once a loan is deemed to be impaired, management must calculate the potential loss for the specific loan based on one of three approved methodologies to estimate the expected recovery from secondary payment sources, which is then deducted from the book value of the loan asset to calculate the amount of specific reserve required, 1) fair value of collateral, less expected cost to sell, 2) discounted cash flows of the expected future loan payments, and 3) expected sale proceeds if loan was sold to another lender.

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
DECEMBER 31, 2019, 2018 AND 2017
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

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale (LHFS). Such loans are carried at the lower of aggregate cost or market value, as determined by pricing on an individual loan basis. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. The valuation allowance of $160 existing at January 1, 2017, was removed in the year ended December 31, 2017.

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

Restricted Equity Securities

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and the Federal Reserve system and is required to hold stock in both entities.

These investments are carried at cost, classified as restricted equity securities, and periodically evaluated for impairment based on ultimate recovery of par value.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets and liabilities acquired in two previous business acquisitions and a branch acquisition treated as a business acquisition. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives, (Continued)

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivate is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

Stock Based Compensation

Compensation cost recognized for stock options and restricted stock and unit awards issued to employees is based on the fair value of these awards at the date of grant. A binomial model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and states income tax returns for years prior to fiscal year 2017 are no longer open to examination.

Earnings Per Share

Earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding plus shares representing the dilutive effect of stock options, restricted stock awards and units, and employee stock purchase plan shares outstanding.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on AFS securities and derivatives. These gains and losses are recognized as a separate component of stockholders’ equity.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,293, $600 and $264 for the years ended December 31, 2019, 2018 and 2017, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

AFS Securities : The fair values of AFS securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Company obtains fair value measurements for AFS securities from an independent pricing service. The fair value measurements consider observable data that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, cash flows and reference data, including market research publications, among other things.

Interest rate swaps: The fair values of interest rate swaps are determined based on discounted future cash flows.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

Reclassifications

Certain reclassifications have been made in the 2018 and 2017 consolidated financial statements to conform to the 2019 presentation. These reclassifications had no effect on total assets, total liabilities or the results of operations previously reported.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance

The following discusses new authoritative accounting guidance and the related impact on the Company.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The principle element of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2018; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2019. Revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company had no material impact in adopting ASU 2014-09 related to non-interest income (See Note 26).

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 was effective for us on January 1, 2019 and did not have a significant impact on our consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The effect of implementing this pronouncement resulted in right to use assets of $12,032 and a corresponding lease liability.

ASU 2016-05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for the us on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. On November 15, 2019, ASU 2019-10 "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates" was issued. As a smaller reporting company, ASU 2019-10 delays the effective date of ASU 2016-13 to January 1, 2023. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the us on January 1, 2023, with earlier adoption permitted and is not currently expected to have a significant impact on our consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Accounting Guidance, (Continued)

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2020 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities may elect to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain accounting policy disclosures. We elected to adopt this change in accounting principle in the fourth quarter of 2017, which resulted in a decrease to retained earnings and an increase to accumulated other comprehensive income of $245 in 2017 on the consolidated statement of changes in stockholders’ equity.

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

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 was effective for us on January 1, 2020 and did not have a significant impact on our consolidated financial statements.

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of AFS securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$59	$—	$—	$59
State and municipal	186,283	10,413	(36)	196,660
Corporate bonds	7,880	97	(132)	7,845
Mortgage backed securities	38,126	296	(661)	37,761
Asset backed securities	18,374	—	(406)	17,968
Total	$250,722	$10,806	$(1,235)	$260,293

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$568	$—	$(14)	$554
State and municipal	232,589	879	(4,170)	229,298
Corporate bonds	3,130	—	(113)	3,017
Mortgage backed securities	32,172	34	(248)	31,958
Asset backed securities	28,635	—	(639)	27,996
Time deposits	3,500	—	—	3,500
Total	$300,594	$913	$(5,184)	$296,323

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

There were no HTM securities as of December 31, 2019 and 2018.

The amortized cost and estimated fair value of AFS securities at December 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$999	$1,000
Due in one to five years	2,414	2,285
Due in five to ten years	10,301	10,834
Due after ten years	180,508	190,445
Mortgage backed securities	38,126	37,761
Asset backed securities	18,374	17,968
Total	$250,722	$260,293

The following table shows available for sale AFS securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2019:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
State and municipal	$1,960	$36	$—	$—	$1,960	$36
Corporate bonds	—	—	2,499	132	2,499	132
Mortgage backed securities	16,104	286	9,081	375	25,185	661
Asset backed securities	—	—	17,682	406	17,682	406
Total temporarily impaired	$18,064	$322	$29,262	$913	$47,326	$1,235

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2018:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Treasury and other U. S. government agencies	$—	$—	$555	$14	$555	$14
State and municipal	118,580	2,263	47,223	1,907	165,803	4,170
Corporate bonds	2,526	105	492	8	3,018	113
Mortgage backed securities	17,015	99	5,397	149	22,412	248
Asset backed securities	20,351	383	7,255	256	27,606	639
Total temporarily impaired	$158,472	$2,850	60,922	2,334	$219,394	$5,184

At December 31, 2019, management had the intent and ability to hold all securities in a loss position for the foreseeable future, and the decline in fair value was largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 47 and 242 securities in an unrealized loss position as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, gross realized gains on sales of securities were $1,810, $82 and $97, respectively, and gross realized losses were $359, $39 and $38, respectively.

Securities pledged at December 31, 2019 and 2018 had a market value of $46,918 and $70,097, respectively, and were pledged to collateralize FHLB advances, Federal Reserve advances and municipal deposits.

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS

Loans at December 31, 2019 and 2018 were comprised as follows:

	December 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$245,515	$213,850
Real Estate
1-4 Family Residential	227,529	225,863
1-4 Family HELOC	96,228	88,112
Multi-family and Commercial	536,845	447,840
Construction, Land Development and Farmland	273,872	220,801
Consumer	16,855	20,495
Other	13,180	14,106
Total	1,410,024	1,231,067
Less
Deferred loan fees (costs)	72	(9)
Allowance for possible loan losses	12,578	10,892
Loans, net	$1,397,374	$1,220,184

At December 31, 2019 and 2018, loans are recorded net of purchase discounts of $2,909 and $4,525, respectively.

Activity in the ALLL by portfolio segment was as follows for the year ended December 31, 2019:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at
December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Charge-offs	(396)	—	(60)	(29)	—	(50)	(35)	(570)
Recoveries	393	65	—	225	12	51	299	1,045
Provision	781	791	209	(249)	(44)	(8)	(269)	1,211
Ending balance at
December 31, 2019	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

Activity in the ALLL by portfolio segment was as follows for the year ended December 31, 2018:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at
December 31, 2017	$2,538	$3,166	$2,434	$773	$595	$183	$42	$9,731
Charge-offs	(381)	(76)	(215)	(36)	(6)	(26)	(47)	(787)
Recoveries	590	221	44	12	10	34	2	913
Provision	(996)	1,118	237	584	57	(7)	42	1,035
Ending balance at
December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892

Activity in the ALLL by portfolio segment was as follows for the year ended December 31, 2017:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at
December 31, 2016	$2,432	$2,737	$1,786	$1,178	$704	$208	$37	$9,082
Charge-offs	(976)	—	(45)	(14)	—	(36)	—	(1,071)
Recoveries	378	—	5	—	19	2	—	404
Provision	704	429	688	(391)	(128)	9	5	1,316
Ending balance at
December 31, 2017	$2,538	$3,166	$2,434	$773	$595	$183	$42	$9,731

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

The ALLL and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$755	$—	$17	$—	$—	$—	$—	$772
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,774	5,285	2,632	1,280	624	177	34	11,806
Total	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578
Loans
Individually evaluated for impairment	$1,154	$2,396	$1,218	$1,120	$374	$—	$—	$6,262
Acquired with credit impairment	—	215	813	195	—	—	—	1,223
Collectively evaluated for impairment	244,361	534,234	271,841	226,214	95,854	16,855	13,180	1,402,539
Total	$245,515	$536,845	$273,872	$227,529	$96,228	$16,855	$13,180	$1,410,024

The ALLL and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 was as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$38	$—	$17	$—	$—	$—	$—	$55
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,713	4,429	2,483	1,333	656	184	39	10,837
Total	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Loans
Individually evaluated for impairment	$978	$1,160	$1,780	$1,246	$—	$12	$—	$5,176
Acquired with credit impairment	40	232	1,751	262	—	11	—	2,296
Collectively evaluated for impairment	212,832	446,448	217,270	224,355	88,112	20,472	14,106	1,223,595
Total	$213,850	$447,840	$220,801	$225,863	$88,112	$20,495	$14,106	$1,231,067

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

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

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. Non-owner-occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

At December 31, 2019, approximately 22% of the outstanding principal balance of the Company’s commercial real estate loan portfolio was secured by owner-occupied properties.

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners.

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

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

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Non-accrual loans by class of loan were as follows:

	December 31, 2019	December 31, 2018
Commercial, Industrial and Agricultural	$572	$279
Multi-family and Commercial Real Estate	1,276	—
Construction, Land Development and Farmland	555	1,294
1-4 Family Residential Real Estate	1,344	2,556
1-4 Family HELOC	296	—
Consumer	28	65
Total	$4,071	$4,194

Performing non-accrual loans totaled $1,332 and $2,010 at December 31, 2019 and 2018, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,154	$—	$1,154	$1,154	$755
Multi-family and Commercial Real Estate	2,624	2,611	—	2,611	—
Construction, Land Development and Farmland	2,348	1,860	171	2,031	17
1-4 Family Residential Real Estate	1,419	1,315	—	1,315	—
1-4 Family HELOC	376	374	—	374	—
Total	$7,921	$6,160	$1,325	$7,485	$772

Individually impaired loans by class of loans were as follows at December 31, 2018:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$1,247	$765	$253	$1,018	$38
Multi-family and Commercial Real Estate	1,670	1,392	—	1,392	—
Construction, Land Development and Farmland	3,920	3,359	172	3,531	17
1-4 Family Residential Real Estate	2,243	1,508	—	1,508	—
Consumer	29	23	—	23	—
Total	$9,109	$7,047	$425	$7,472	$55

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

Individually impaired loans by class of loans were as follows at December 31, 2017:

	Unpaid Principal Balance	Recorded Investment with no Allowance Recorded	Recorded Investment with Allowance Recorded	Total Recorded Investment	Related Allowance
Commercial, Industrial and Agricultural	$4,398	$2,959	$966	$3,925	$608
Multi-family and Commercial Real Estate	3,427	3,078	—	3,078	—
Construction, Land Development and Farmland	5,317	3,249	1,987	5,236	59
1-4 Family Residential Real Estate	2,857	2,159	—	2,159	—
1-4 Family HELOC	90	90	—	90	—
Total	$16,089	$11,535	$2,953	$14,488	$667

Interest income recognized on impaired loans totaled $490, $583 and $703 for the years ended December 31, 2019, 2018 and 2017, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2019, 2018 and 2017, was as follows:

	2019	2018	2017
Commercial, Industrial and Agricultural	$1,767	$2,333	$5,225
Multi-family and Commercial Real Estate	2,580	2,366	4,138
Construction, Land Development and Farmland	2,462	4,571	4,502
1-4 Family Residential Real Estate	1,686	2,468	2,212
1-4 Family HELOC	208	72	784
Consumer	2	62	—
Total	$8,705	$11,872	$16,861

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

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

Credit quality indicators by class of loan were as follows at December 31, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$241,089	$2,382	$2,044	$245,515
1-4 Family Residential Real Estate	225,809	—	1,720	227,529
1-4 Family HELOC	95,678	—	550	96,228
Multi-family and Commercial Real Estate	531,055	1,519	4,271	536,845
Construction, Land Development and Farmland	272,440	—	1,432	273,872
Consumer	16,634	—	221	16,855
Other	13,180	—	—	13,180
Total	$1,395,885	$3,901	$10,238	$1,410,024

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

Credit quality indicators by class of loan were as follows at December 31, 2018:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$212,761	$—	$1,089	$213,850
1-4 Family Residential Real Estate	221,546	1,125	3,192	225,863
1-4 Family HELOC	88,112	—	—	88,112
Multi-family and Commercial Real Estate	442,127	3,135	2,578	447,840
Construction, Land Development and Farmland	218,053	579	2,169	220,801
Consumer	20,236	—	259	20,495
Other	14,106	—	—	14,106
Total	$1,216,941	$4,839	$9,287	$1,231,067

Past due loan balances by class of loan were as follows at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$79	$4	$572	$655	$244,860	$245,515
1-4 Family Residential Real Estate	501	236	229	966	226,563	227,529
1-4 Family HELOC	—	—	296	296	95,932	96,228
Multi-family and Commercial Real Estate	485	—	558	1,043	535,802	536,845
Construction, Land Development and Farmland	255	—	339	594	273,278	273,872
Consumer	38	26	64	128	16,727	16,855
Other	—	—	—	—	13,180	13,180
Total	$1,358	$266	$2,058	$3,682	$1,406,342	$1,410,024

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

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

At December 31, 2019, there were no loans past due 90 days or more and still accruing interest. At December 31, 2018, there were loans of $6 past due 90 days or more and still accruing interest.

There were no troubled debt restructurings occurring during the year ended December 31, 2019.

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

During the year ended December 21, 2018, one modification occurred that consisted of an interest only monthly payment restructure and had no effect on the allowance for loan losses or interested income. The other modification was a restructure of five loans, including purchased credit impaired loans, in which a charge off occurred of $76. The 1-4 Family Residential loan with a related balance of $1,254 was paid during 2018. During the year ended December 31, 2017, two loans were modified in a troubled debt restructuring. One modification consisted of a partial charge off totaling $470, and a payment restructure with the modification having no effect on interest income for the remaining balance of $308 at December 31, 2017. The other modification consisted of a temporary suspension of required monthly payments of a loan with a balance of $108 at December 31, 2017 and had no effect on the allowance for loan losses or interest income. There were no charge offs resulting from the modification during the year ended December 31, 2017. The modification consisted of changes in the amortization terms of the loans and payment modifications. The modification had no effect on the allowance for loan losses and interest income was not significantly affected.

There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2019, 2018 and 2017.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans was as follows at December 31, 2019 and 2018, respectively:

	2019	2018
Commercial, Industrial and Agricultural	$—	$63
Multi-family and Commercial Real Estate	217	233
Construction, Land Development and Farmland	1,021	1,958
1-4 Family Residential Real Estate	231	324
1-4 Family HELOC	—	—
Consumer	—	18
Total outstanding balance	1,469	2,596
Less remaining purchase discount	246	300
Allowance for loan losses	—	—
Carrying amount, net of allowance	$1,223	$2,296

During the year ended December 31, 2019, a loan with a non-accretable purchase discount of $25 was collected resulting in the recognition of the discount in interest income. During the year ended December 31, 2018, loans with non-accretable purchase discounts totaling $146 were paid in full resulting in the recognition of the discounts in interest income. During the year ended December 31, 2017, a loan with non-accretable purchase discount totaling $354 was paid in full resulting in the recognition of the discounts in interest income.

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance at January 1,	$110	$—	$87
New loans purchased	—	260	—
Loan charge offs	(12)	(104)	—
Accretion income	—	(46)	(87)
Balance at December 31,	$98	$110	$—

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS (CONTINUED)

The Company decreased the allowance for loan losses on purchased credit impaired loans by $4 and $2, during the years ended December 31, 2018 and 2017, respectively.

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019	2018	2017
Balance - January 1,	$7,394	$8,581	$11,935
New loans during the year	(3,136)	919	4,356
Repayments during the year	3,281	(2,106)	(7,710)
Balance - December 31,	$7,539	$7,394	$8,581

During the three-year period ended December 31, 2019, none of these loans were restructured or charged off.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 4 - OTHER REAL ESTATE

Other real estate activity for the years ended December 31, 2019, 2018 and 2017, was as follows:

	2019	2018	2017
Beginning balance	$1,000	$—	$—
Loans acquired in merger	—	1,650	—
Loans transferred to other real estate	943	1,060	—
Allowance to lower of cost or market	(98)	—	—
Sales of other real estate	(1,095)	(1,710)	—
End of year	$750	$1,000	$—

Activity in the valuation allowance for the years ended December 31, 2019, 2018 and 2017, was as follows:

	2019	2018	2017
Beginning balance	$—	$—	$—
Provisions/(recoveries) charged/(credited) to expense	98	—	—
Reductions from sales of other real estate	—	—	—
Direct write-downs	—	—	—
End of year	$98	$—	$—

Expenses related to foreclosed assets for the years ended December 31, 2019, 2018 and 2017, include:

	2019	2018	2017
Net gain on sales	$(166)	$(259)	$(27)
Provision for unrealized losses	98	—	—
Operating expenses, net of rental income	44	50	7
Total	$(24)	$(209)	$(20)

In connection with the 2018 merger with Community First, the Company acquired three real estate parcels. The Company valued the properties at their estimated fair values less costs to sale which totaled $1,650.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2019 and 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$59	$—	$59	$—
State and municipal	196,660	—	196,660	—
Corporate bonds	7,845	—	7,845	—
Mortgage backed securities	37,761	—	37,761	—
Asset backed securities	17,968	—	17,968	—
Interest rate swap	688	—	688	—

Liabilities
Interest rate swap	$3,396	$—	$3,396	$—

December 31, 2018
Assets
U. S. Treasury and other U. S. government agencies	$554	$—	$554	$—
State and municipal	229,298	—	229,298	—
Corporate bonds	3,017	—	3,017	—
Mortgage backed securities	31,958	—	31,958	—
Asset backed securities	27,996	—	27,996	—
Time deposits	3,500	3,500	—	—
Interest rate swap	467	—	467	—

Liabilities
Interest rate swap	$1,183	$—	$1,183	$—

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2019 and 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets
Impaired loans	$553	$—	$—	$553
Other real estate owned	750	—	—	750

December 31, 2018
Assets
Impaired loans	$370	$—	$—	$370

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2019 and 2018:

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

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2019 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$50,990	$50,990	$50,990	$—	$—
Federal funds sold	52	52	—	52	—
Loans, net	1,397,374	1,383,719	—	—	1,383,719
Mortgage loans held for sale	37,476	38,379	—	38,379	—
Accrued interest receivable	7,111	7,111	—	7,111	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,583,789	$1,582,117	$—	$—	$1,582,117
Accrued interest payable	2,022	2,022	—	2,022	—
Subordinate debentures	70,883	71,454	—	—	71,454
Federal Home Loan Bank advances	10,737	10,755	—	—	10,755

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2018 were as follows:

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

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
DECEMBER 31, 2019, 2018 AND 2017
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

NOTE 6 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2019 and 2018 is as follows:

	2019	2018
Land	$6,058	$6,049
Buildings	9,020	8,951
Construction in progress	371	—
Leasehold improvements	7,891	7,551
Furniture, fixtures and equipment	10,930	10,311
	34,270	32,862
Less: accumulated depreciation and amortization	(12,894)	(10,829)

	$21,376	$22,033

Depreciation and amortization expense was $1,996, $1,697 and $1,017 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7 - RESTRICTED EQUITY SECURITIES

The Company owned the following restricted equity securities as of December 31, 2019 and 2018:

	2019	2018
Federal Reserve Bank	$5,754	$5,735
Federal Home Loan Bank	5,525	5,955
Total	$11,279	$11,690

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLES

The following presents the balances as of December 31, 2019, and 2018, of intangible assets acquired in business acquisitions:

	2019	2018
Goodwill	$43,642	$43,642

Amortized intangible assets:
Core deposit intangibles	$10,111	$10,111
Less accumulated amortization	(2,841)	(1,892)
	$7,270	$8,219

Amortization expense was $949, $949 and $302 for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future amortization expense by year as of December 31, 2019 is as follows:

2020	$949
2021	949
2022	949
2023	865
2024	695
Thereafter	2,863
Total	$7,270

NOTE 9 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2019 are as follows:

2020	$656,654
2021	69,639
2022	15,213
2023	10,049
2024	10,719
Total	$762,274

The aggregate amount of overdrafts reclassified to loans receivable was $381 and $415 at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, time deposits in excess of $250 totaled $238,004 and $330,736 respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2019 and 2018 were $14,600 and $8,376, respectively.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, advances from the FHLB were as follows:

	2019	2018
Maturities January 2020 through March 2024, fixed rates ranging from 1.22% to 2.86% ($7,000 is due in the year ending December 31, 2020)	$10,737	$57,498

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. At December 31, 2019, there was $3,737 of advances amortizing on a monthly basis. The weighted average rate of the total borrowings at December 31, 2019 and 2018 was 1.76% and 2.42%, respectively. The advances were collateralized by $657,608 and $597,646 of real estate loans at December 31, 2019 and 2018, respectively. The Company’s additional borrowing capacity was $159,379 and $96,082 at December 31, 2019 and 2018, respectively.

Required future principal payments on FHLB advances are as follows:

2020	$7,000
2021	323
2022	557
2023	2,342
2024	515
Total	$10,737

NOTE 11 - SUBORDINATED DEBENTURES

In 2002, $3,000 of floating rate mandatory redeemable subordinated debentures were issued through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank ("FRB"). The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus fifty basis points. The interest rate on the subordinated debentures as of December 31, 2019 was 5.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital (with certain limitations applicable) for regulatory capital purposes.

In 2005, $5,000 of floating rate mandatory redeemable subordinated debentures were issued through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The subordinated debentures bear interest at a floating rate equal to the three-month London Interbank Offered Rate, ("LIBOR") plus 1.50%. The interest rate on the subordinated debentures as of December 31, 2019 was 3.39%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 11 - SUBORDINATED DEBENTURES (CONTINUED)

In 2007, $15,000 of redeemable subordinated debentures were issued through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the three-month LIBOR plus 3.0%. At December 31, 2019, the interest rate was 4.89%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the junior debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet. On December 20, 2016, TRUPS acquired $10,000 in face amount of trust preferred capital securities issued by Community First Statutory Trust II. These capital securities were purchased from an unaffiliated investor and remain outstanding; however, the securities and the underlying subordinated debentures are eliminated in the Company's consolidated financial statements.

In 2019, the Company issued $60,000 of subordinated debentures, which mature in 2029. The Company may, at its option, redeem the subordinated notes (i) in whole or in part, on any interest payment date on or after December 15, 2024 and (ii) in whole but not in part, at any time upon the occurrence of a Tier 2 capital event, tax event or an investment company event. The interest rate on the subordinated debentures is 5.125% until December 15, 2024, and thereafter the subordinated debentures bear interest at a floating rate equal to the three-month SOFR plus 3.765%. See Note 27.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital. As of December 31, 2019, the Company was current in the payment of all interest payments due on its subordinated debentures.

NOTE 12 - BENEFIT PLANS

401(k) Plan
The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 6% contributed by the employee. The Company recognized an expense for the years ended December 31, 2019, 2018 and 2017 of $1,033, $805, and $450, respectively.

Employee Stock Purchase Plan
In 2018, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 85% of the lesser of the closing price of the common stock on the first trading date of the relevant offering period or the last trading day of the relevant offering period. The maximum number of shares issuable during any offering period is 200,000 shares and a participant may not purchase more than 2,500 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). For the year ended December 31, 2019, 8,512 shares were issued related to the ESPP. In 2018, there were no shares of common stock issued under the ESPP. As of December 31, 2019, there were 191,488 shares available for issuance under the ESPP.

NOTE 13 - INCOME TAXES

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

 NOTE 13 - INCOME TAXES (CONTINUED)

The Tax Reform Act permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after 2017. GAAP requires an adjustment to deferred taxes as a result of a change in the corporate tax rate in the period that the change is enacted, with the change recorded to the current year tax provision. Accordingly, the Company has remeasured its deferred tax assets and liabilities at the new tax rate and recorded a one-time noncash tax expense of $620 to deferred income taxes for the year ended December 31, 2017. This expense resulted in the Company’s higher effective tax rate for that year.

The income tax expense consists of the following for the years ended December 31:

	2019	2018	2017
Income tax expense
Current	$1,731	$992	$1,438
Deferred	398	380	504
Total provision for income tax expense	$2,129	$1,372	$1,942

A reconciliation of the income tax expense for the years ended December 31, 2019, 2018 and 2017 from the “expected” tax expense computed by applying the statutory federal income tax rate of 21 percent for 2019 and 2018 and 34 percent for 2017 to income before income taxes is as follows:

	2019		2018		2017
Computed “expected” tax expense	$2,660	21%	$2,495	21%	$2,756	34%

Increase (decrease) in tax expense resulting from:
Federal income tax rate change	—	—%	—	—%	620	8%
State tax expense, net of federal tax effect	637	5%	551	5%	331	4%
Tax exempt interest	(1,374)	(11)%	(1,422)	(12)%	(1,452)	(18)%
Disallowed interest expense	1	—%	290	2%	193	2%
Stock compensation	23	—%	19	—%	33	—%
Cash surrender value of life insurance contracts	(235)	(2)%	(249)	(2)%	(285)	(4)%
Excess tax benefit from stock compensation	(37)	—%	(88)	(1)%	(184)	(2)%
Nondeductible merger expenses	155	1%	47	—%	173	2%
Federal and state tax credits	(999)	(8)%	(1,102)	(9)%	(667)	(8)%
Subsidiary disregarded for federal taxes	1,189	9%	763	6%	347	4%
Others as a group	109	1%	68	1%	77	1%
Total income tax expense	$2,129	16%	$1,372	11%	$1,942	23%

The Company files a separate Federal tax return for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Company and non-controlling members for Federal purposes.

The Company’s income tax filings from the years ending December 31, 2016 to present remain open to examination by tax jurisdictions.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 13 - INCOME TAXES (CONTINUED)

Significant components of deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Organizational and start-up costs	$38	$68
Core deposit intangible	(1,817)	(2,046)
Acquisition fair value adjustments	414	817
Allowance for loan losses	2,933	2,577
Loan fees (costs)	(19)	(1)
Other real estate	26	577
Premises and equipment	(627)	(791)
Unrealized (gain) loss on available for sale securities	(2,501)	1,115
Unrealized loss on derivatives	708	187
Non-accrual loans	271	280
Acquired net operating losses	2,711	2,966
Acquired tax credits net of basis adjustments	1,005	1,005
Deferred compensation	310	443
Other	481	231
Total	$3,933	$7,428

State	$(187)	$688
Federal	4,120	6,740
Net deferred tax asset	$3,933	$7,428

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2019, it was more likely than not that all deferred tax assets would be realized.

At December 31, 2018, related to the merger with Community First, Inc., the Company has a federal net operating loss carryforward of $12,911, which begins expiring in 2031 and the Company is limited to utilizing $1,215 annually.

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 14 - STOCK-BASED COMPENSATION

The Company has two primary stock-based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,222, $923 and $616 for 2019, 2018 and 2017, respectively. The excess income tax benefit was $37, $88 and $184 for 2019, 2018 and 2017, respectively.

Stock Option Plan
In 2006, the Board of Directors and shareholders of the Bank approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options, for up to 625,000 shares of common stock to employees and organizers of the Company. As part of reorganization, all Commerce Union Bank options were replaced with Commerce Union Bancshares, Inc. options with no change in terms. On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan that permits the grant of awards of up to 1,250,000 shares of the Company common stock in the form of stock options. As part of the merger with Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of Commerce Union Bancshares, Inc. under this plan.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

A summary of the activity in the stock option plan for the periods ended December 31, 2019, 2018 and 2017, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	241,541	$12.96	5.41 years	$2,065
Granted	15,500	23.55
Exercised	(72,080)	11.42
Forfeited or expired	(14,200)	14.06
Outstanding at December 31, 2017	170,761	14.48	5.73 years	1,905
Exercisable at December 31, 2017	95,861	13.00	3.75 years	1,212
Vested and anticipated vesting shares as of December 31, 2017	168,514	14.45	5.73 years	1,848
Granted	25,500	28.00
Exercised	(30,001)	13.27
Forfeited or expired	(7,000)	18.20
Outstanding at December 31, 2018	159,260	16.72	6.04 years	1,146
Exercisable at December 31, 2018	88,060	13.45	4.32 years	847
Vested and anticipated vesting shares as of December 31, 2018	157,124	16.67	6.01 years	1,002
Granted	27,500	23.28
Exercised	(34,714)	12.79
Forfeited or expired	(2,753)	19.35
Outstanding at December 31, 2019	149,293	18.81	6.68 years	700
Exercisable at December 31, 2019	74,693	15.31	5.18 years	553
Vested and anticipated vesting shares as of December 31, 2019	147,055	$18.76	6.64 years	$570

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 14 - STOCK-BASED COMPENSATION (CONTINUED)

A summary of changes in the Company's non-vested options for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2017	96,600	$3.36
Granted	15,500	6.66
Vested	(23,000)	6.95
Forfeited	(14,200)	3.18
Non-vested options at December 31, 2017	74,900	4.14
Granted	25,500	7.10
Vested	(22,200)	6.69
Forfeited	(7,000)	4.77
Non-vested options at December 31, 2018	71,200	5.28
Granted	27,500	6.97
Vested	(21,347)	5.97
Forfeited	(2,753)	4.89
Non-vested options at December 31, 2019	74,600	$6.08

Information related to the stock option plan during each year follows and assumes a 3% forfeiture rate:

	2019	2018	2017
Intrinsic value of options exercised	$320	$344	$827
Cash received from option exercises	439	398	823
Tax benefit realized from option exercises	13	88	184
Weighted average fair value of options granted	6.97	7.10	6.66

As of December 31, 2019, there was $377 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.79 years.

The fair value of options granted during 2019 and 2018 was determined using the following assumptions as of the grant date, resulting in an estimated fair value per option of $6.97 and $6.89, respectively.

	2019			2018	2017
Risk-free interest rate	2.08%	—	2.39%	2.95%	2.30%	—	2.45%
Expected term (in years)	6.5 years			6.5 years	6.5 years
Expected stock price volatility	31.10%	—	32.80%	23.50%	24%	—	29.90%
Dividend yield	1.55%	—	1.59%	1.14%	0.98%	—	1.02%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

The following table shows the activity related to non-vested restricted stock and units for the years ended December 2019, 2018 and 2017:

	Restricted Stock Units		Restricted Stock
	Units	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	—	$—	48,465	$14.36
Granted	—	—	50,050	23.65
Vested	—	—	(13,016)	14.21
Forfeited	—	—	(3,000)	14.18
Outstanding at December 31, 2017	—	—	82,499	20.03
Granted	—	—	51,710	27.55
Vested	—	—	(21,999)	15.95
Forfeited	—	—	(1,550)	25.17
Outstanding at December 31, 2018	—	—	110,660	24.28
Granted	47,750	23.30	9,500	22.01
Vested	—	—	(21,450)	19.31
Forfeited	—	—	(7,750)	23.25
Outstanding at December 31, 2019	47,750	$23.30	90,960	$25.31

The shares vest over periods ranging from one month to three years. As of December 31, 2019, there was $1,756 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be charged over a weighted-average period of 1 year for the restricted stock share awards and 1.3 years for the restricted stock units. In 2019, 2018 and 2017, the fair value of share awards vested totaled $605, $439 and $368.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 15 - CAPITAL

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2019 and 2018 the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

Actual and required capital amounts and ratios are presented below as of December 31, 2019 and 2018.

	Actual Regulatory Capital		Minimal Capital Adequacy		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Company
Tier I leverage	$176,748	9.74%	N/A	—%	$72,586	4.000%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	N/A	—%	109,520	7.000%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	N/A	—%	132,952	8.500%	125,131	8.00%
Total risk-based capital	249,751	15.97%	N/A	—%	164,207	10.500%	156,388	10.00%
Bank
Tier I leverage	$186,734	10.30%	N/A	—%	$72,518	4.000%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	N/A	—%	109,384	7.000%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	N/A	—%	132,823	8.500%	125,010	8.00%
Total risk-based capital	199,737	12.79%	N/A	—%	163,975	10.500%	156,167	10.00%

December 31, 2018
Company
Tier I leverage	$168,876	10.38%	$65,077	4.00%	$65,077	4.000%	$81,347	5.00%
Common equity Tier 1	157,273	11.59%	61,064	4.50%	86,507	6.375%	88,203	6.50%
Tier I risk-based capital	168,876	12.44%	81,451	6.00%	106,905	7.875%	108,602	8.00%
Total risk-based capital	180,193	13.28%	108,550	8.00%	133,991	9.875%	135,688	10.00%
Bank
Tier I leverage	$165,308	10.17%	$65,018	4.00%	$65,018	4.000%	$81,272	5.00%
Common equity Tier 1	165,308	12.19%	61,024	4.50%	86,451	6.375%	88,146	6.50%
Tier I risk-based capital	165,308	12.19%	81,366	6.00%	106,792	7.875%	108,488	8.00%
Total risk-based capital	176,625	13.02%	108,525	8.00%	133,961	9.875%	135,657	10.00%

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 15 - CAPITAL (CONTINUED)

In July 2013, the Bank’s regulators adopted revised regulatory capital requirements known as “Basel III”, which became effective January 1, 2015. Required capital ratios applicable to the Bank under these guidelines are presented in the preceding table. The new requirements also established a "capital conservation buffer" of 2.5% that was phased in over four years. If capital levels fall below the minimum requirement, the Bank will be subject to restrictions related dividend payments, share repurchases, and certain employee bonuses.

On December 4, 2018, the Company authorized a stock repurchase plan pursuant to which the Company may purchase up to $12 million of shares of the Company’s outstanding common stock, par value $1.00 per share. Stock repurchases under the plan will be made from time to time in the open market or privately negotiated transactions, or otherwise, at the discretion of management of the Company and in accordance with applicable legal requirements. The timing and amount of share repurchases under the plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements. As of December 31, 2019, the Company has repurchased $8,291 of Company shares. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the plan may be extended, modified, amended, suspended, or discontinued at any time.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $88,200 at December 31, 2019, and 2018. At December 31, 2019 and 2018, the Company did not have outstanding balances for these federal funds lines. The Company also has an unsecured line of credit at CDC Deposits Network with availability of $20,000. The Company did not have a balance outstanding related to this line at December 31, 2019 or 2018.The Company also may access borrowings utilizing the Federal Reserve bank discount window of $5,780 and $11,166 at December 31, 2019 and 2018, respectively. There were no funds advanced from the discount window at December 31, 2019 or 2018.

At December 31, 2019 and 2018, the Company has $285,654 and $310,454 in standby letters of credit with the Federal Home Loan Bank pledged to secure municipal deposits.

At December 31, 2019, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers as defined in the agreements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 17 - LEASES

A summary of the Company’s leased facilities (other than month-to-month agreements) follows:

	Base Lease	Renewal	Escalation
Property Description (In Tennessee unless noted)	Expiration Date	Terms	Clause
1736 Carothers Parkway, Brentwood	February 28, 2025	15 years	None
6005 Nolensville Road, Nashville	July 31. 2021	—	3% annually
5109 Peter Taylor Park Drive, Brentwood	July 31, 2021	—	None
101 Creekstone Blvd., Franklin	April 1, 2026	10 years	None
101 Creekstone Blvd., Franklin	January 31, 2022	—	None
101 Creekstone Blvd., Franklin	April 1, 2026	10 years	1% annually
105 Continental Place, Brentwood	December 31, 2020	—	3% annually
633 Chestnut St., Chattanooga	October 31, 2023	—	3% annually
633 Chestnut St., Chattanooga	October 31, 2028	10 years	Clause
6100 Tower Circle, Franklin	December 31, 2027	—	None
1835 E. Northfield Blvd., Murfreesboro	September 30, 2027	5 years	3% annually
1412 Trotwood Ave., Columbia	December 31, 2022	—	None
4108 Hillsboro Pike, Nashville	November 30, 2021	15 years	None
711 E. Main Street, Hendersonville	September 30, 2022	—	None
376 S. Perkins Extended Memphis	March 31, 2022	—	None
308 Main Street, Crossett, Arkansas	October 1, 2022	—	None
1398 Desoto Boulevard, Hot Springs Village, Arkansas	July 31, 2021	—	None
9101 N. Rodney Parham Road, Little Rock, Arkansas	February 28, 2021	—	None
1401 Malvern Avenue, Hot Springs, Arkansas	October 31, 2020	—	None
51111111 John F. Kennedy Boulevard, North Little Rock, Arkansas	July 31, 2020	—	None

The Company has classified all leases as operating lease agreements for office space, copiers, and an automobile. Future minimum rental payments required under the terms of the non-cancellable leases are as follows:

Year Ending
December 31,
2020	$2,369
2021	2,474
2022	2,117
2023	1,743
2024	1,692
Thereafter	4,512
Total	$14,907

Total rent expense under the leases amounted to $2,723, $2,536 and $2,055, respectively, during the years ended December 31, 2019, 2018 and 2017.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2019 and 2018 were as follows:

	2019	2018
Unused lines of credit
Fixed	$27,309	$44,053
Variable	308,446	209,898
Standby letters of credit	17,132	16,545
Total	$352,887	$270,496

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

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $110,000 and $60,000 as of December 31, 2019 and 2018, respectively, were designated as cash flow hedges of time deposits, Federal Home Loan Bank borrowings and subordinated debentures which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 19 - DERIVATIVES (CONTINUED)

Interest Rate Swaps Designated as Cash Flow Hedges, (Continued)
Summary information related to the interest rate swaps designated as cash flow hedges for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Notional amounts	$110,000	$60,000
Weighted average pay rates	2.428%	3.340%
Weighted average receive rates	2.114%	2.860%
Weighted average maturity	3.84 years	4.47 years
Unrealized losses	$2,078	$1,153

Cash Flow Hedges
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
December 31, 2017
Interest rate contracts	$—	$—	$—
December 31, 2018
Interest rate contracts	(1,153)	—	—
December 31, 2019
Interest rate contracts	$(2,078)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Total included in other assets	$—	$—	$—	$—

Included in other liabilities:
Interest rate swaps related to
subordinate debentures	$10,000	$439	$10,000	$174

Interest rate swaps related to
Time Deposits	100,000	1,639	—	—
Federal Home Loan Bank borrowings	—	—	50,000	979
Total included in other liabilities	$110,000	$2,078	$60,000	$1,153

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 19 - DERIVATIVES (CONTINUED)

Fair Value Hedges
The following table reflects the fair value hedges included in the Consolidated Statements of Operations as of December 31:

Interest rate contracts	Location	2019	2018	2017
Change in fair value on interest
rate swaps hedging investments	Interest income	$(1,067)	$462	$47

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$—	$—	$16,902	$467

Total included in other assets	$—	$—	$16,902	$467

Included in other liabilities:
Interest rate swaps related to investments	$19,605	$630	$4,203	$30

Total included in other liabilities	$19,605	$630	$4,203	$30

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 20 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	2019	2018	2017
Basic EPS Computation
Net income attributable to common shareholders	$16,196	$14,085	$7,246
Weighted average common shares outstanding	11,212,127	11,389,122	8,151,792
Basic earnings per common share	$1.44	$1.24	$0.89
Diluted EPS Computation
Net income attributable to common shareholders	$16,196	$14,085	$7,246
Weighted average common shares outstanding	11,212,127	11,389,122	8,151,792
Dilutive effect of stock options and restricted shares	69,135	79,667	87,809
Adjusted weighted average common shares outstanding	11,281,262	11,468,789	8,239,601
Diluted earnings per common share	$1.44	$1.23	$0.88

Stock options for common stock totaling 60,500, 62,910 and 10,500 were not considered in computing diluted earnings per common share for 2019, 2018 and 2017, respectively, because they were antidilutive.

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
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 21 - SEGMENT REPORTING (CONTINUED)

The following tables present summarized results of operations for the Company’s business segments:

	Year Ended December 31, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$55,252	$553	$—	$55,805
Provision for loan losses	1,211	—	—	1,211
Noninterest income	7,059	5,086	(181)	11,964
Noninterest expense	42,382	11,510	—	53,892
Income tax expense (benefit)	2,522	(393)	—	2,129
Net income (loss)	16,196	(5,478)	(181)	10,537
Noncontrolling interest in net loss of subsidiary	—	5,478	181	5,659
Net income attributable to common shareholders	$16,196	$—	$—	$16,196

	Year Ended December 31, 2018
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$53,008	$821	$—	$53,829
Provision for loan losses	1,035	—	—	1,035
Noninterest income	5,232	4,595	(181)	9,646
Noninterest expense	41,512	9,049	—	50,561
Income tax expense (benefit)	1,608	(236)	—	1,372
Net income	14,085	(3,397)	(181)	10,507
Noncontrolling interest in net income of subsidiary	—	3,397	181	3,578
Net income attributable to common shareholders	$14,085	$—	$—	$14,085

	Year Ended December 31, 2017
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$33,761	$726	$—	$34,487
Provision for loan losses	1,316	—	—	1,316
Noninterest income	2,333	3,805	(128)	6,010
Noninterest expense	25,524	5,552	—	31,076
Income tax expense (benefit)	2,008	(66)	—	1,942
Net income	7,246	(955)	(128)	6,163
Noncontrolling interest in net income of subsidiary	—	955	128	1,083
Net income attributable to common shareholders	$7,246	$—	$—	$7,246

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price

Shares of Community First, Inc. common stock outstanding as of January 1, 2018	5,025,884
Exchange ratio for Reliant Bancorp, Inc. common stock	0.481
Share conversion	2,417,450
Reliant Bancorp, Inc. common stock shares issued	2,416,444
Reliant Bancorp, Inc. share price at December 29, 2017	$25.64
Value of Reliant Bancorp, Inc. common stock shares issued	$61,958
Value of fractional shares	$25
Estimated fair value of Community First, Inc.	$61,983

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
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

Pro forma data for the year ended December 31, 2017, in the table below presents information as if the merger occurred at the beginning of the year.

Net interest income	$51,031
Net income attributable to common shareholders	$6,387

Earnings per share - basic	$0.60
Earnings per share - diluted	$0.60

Supplemental pro forma earnings in the table above includes, net of tax, $564 in pro forma adjustments for the year ended December 31, 2017. Supplemental pro forma earnings in the above table for the year ended December 31, 2017 includes $5,478 of nonrecurring costs with a related tax benefit of $536 from prior historical results.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 22 - BUSINESS COMBINATION (CONTINUED)

Loans acquired in connection with a business combination are recorded at fair value, since any credit deterioration evident in the loans is included in the determination of the acquisition date fair values. No ALLL is recorded for such acquired loans because all loans are recorded at fair value at merger date. Impaired purchased loans are accounted for under ASC 310-30, in which an ALLL subsequent to the date of acquisition is established by re-estimating expected cash flows on these loans, with any decline in expected cash flows due to a credit triggering impairment recorded as purchased credit impairment (PCI). The amount is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in a merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We establish an ALLL provision for these loans only when the calculated amount exceeds the remaining credit mark established at acquisition.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 23 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$18,843	$19,692	$20,211	$20,439
Net interest income	13,461	13,813	14,064	14,467
Consolidated net income	2,281	2,684	2,614	2,958
Noncontrolling interest in net loss of subsidiary	1,543	1,555	1,386	1,175
Net income attributable to common shareholders	3,824	4,239	4,000	4,133
Basic earnings per share	$0.34	$0.38	$0.36	$0.37
Diluted earnings per share	$0.33	$0.38	$0.36	$0.37

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,362	$16,830	$17,570	$18,463
Net interest income	13,382	13,404	13,466	13,577
Consolidated net income	3,277	1,202	3,240	2,788
Noncontrolling interest in net loss of subsidiary	464	937	842	1,335
Net income attributable to common shareholders	3,741	2,139	4,082	4,123
Basic earnings per share	$0.33	$0.19	$0.36	$0.36
Diluted earnings per share	$0.33	$0.19	$0.36	$0.36

The following is a summary of consolidated quarterly financial results for the year ended December 31, 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,973	$9,704	$10,627	$10,854
Net interest income	7,971	8,503	9,096	8,917
Consolidated net income	1,559	1,794	1,840	970
Noncontrolling interest in net loss of subsidiary	499	393	6	185
Net income attributable to common shareholders	2,058	2,187	1,846	1,155
Basic earnings per share	$0.27	$0.28	$0.23	$0.13
Diluted earnings per share	$0.26	$0.28	$0.22	$0.13

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 24 - MORTGAGE OPERATIONS

Reliant Mortgage Ventures, LLC ("RMV") was organized on November 15, 2011 as a joint venture between VHC Fund 1, LLC (VHC) and Legacy Reliant Bank to offer mortgage banking services within the Legacy Reliant Bank's market footprint. The Bank controls 51% of RMV's governance rights and 30% of RMV's income rights.

VHC Fund 1, LLC was controlled by an immediate family member of a previous member of the Company’s board of directors through March 2019. Under the related operating agreement, the non-controlling member receives 70% of the profits of the Venture, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The non-controlling member is responsible for 100% of the mortgage venture’s operational and credit losses. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2019, 2018 and 2017) are included in non-controlling interest in net loss of subsidiary on the accompanying consolidated statements of operations. At December 31, 2019 and 2018, the Venture had a payable balance to the Company of $1,484 for each date.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to the Venture as well as rent, personnel and core processing. As of December 31, 2019, the cumulative losses to date of the Venture totaled $13,409. The Venture will have to generate net income of this amount before the Company will participate in future earnings.

During 2019, RMV entered into correspondent lending by purchasing non-qualified mortgage loans from other financial institutions and selling those loans to another, larger financial institution.

NOTE 25 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED BALANCE SHEET
DECEMBER 31,
	2019	2018
ASSETS
Cash and cash equivalents	$46,997	$1,985
Investment in subsidiaries	255,049	225,446
Other assets	2,851	3,447
Total assets	$304,897	$230,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividend payable	$76	$1,036
Accrued expenses and other liabilities	735	406
Subordinate debentures	80,333	21,022
Shareholders' equity	223,753	208,414
Total liabilities and shareholders' equity	$304,897	$230,878

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 25 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31,
	2019	2018	2017
Dividends from subsidiaries	$6,800	$7,521	$2,141
Interest expense	1,520	1,277	—
Other expense	3,619	4,775	2,920
Income before income tax and undistributed income from subsidiaries	1,661	1,469	(779)
Income tax expense (benefit)	(1,123)	(1,537)	(922)
Equity in undistributed income from subsidiaries	13,412	11,079	7,103
Net income attributable to common shareholders	$16,196	$14,085	$7,246

CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,
	2019	2018	2017
Cash flows from operating activities
Net income attributable to common shareholders	$16,196	$14,085	$7,246
Reclassification of federal income tax rate change	—	—	(245)
Adjustments:
Equity in undistributed income from subsidiaries	(13,412)	(11,079)	(7,103)
Accretion related to subordinated debentures	113	969	—
Change in other assets	596	(1,333)	790
Change in other liabilities	130	(230)	595
Net cash from operating activities	3,623	2,412	1,283

Cash flows from investing activities
Investment in subsidiary	(6,017)	—	(21,195)
Net cash used in investing activities	(6,017)	—	(21,195)

Cash flows from financing activities
Issuance of subordinated debentures, net of issuance costs	59,198	—	—
Dividends paid	(4,013)	(3,451)	(3,193)
Redemption of common stock	(8,379)	(6)	—
Proceeds from equity issuances, net	600	1,321	24,648
Net cash from (used in) financing activities	47,406	(2,136)	21,455

Net change in cash and cash equivalents	45,012	276	1,543
Beginning cash and cash equivalents	1,985	1,709	166
Ending cash and cash equivalents	$46,997	$1,985	$1,709

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 26 - CONTRACT REVENUE

The Company does not consider revenue from its contracts subject to ASC 606 to be significant due to the scope exceptions of the standard.

The revenue of the Company from contracts with customers that is within the scope of ASC 606 is presented in non-interest income and includes the following:

Credit card interchange fees arise from card holder transactions and are a percentage of each transaction. These fees are earned and recognized concurrently with the transaction processing. During the years ending December 31, 2019, 2018 and 2017, the Company recognized credit card interchange fees of $136, $65 and $9, respectively.

Investment brokerage fees arise from a contract with an independent third-party service provider. The Company receives monthly commissions from the third party service provider based on mutual customer activity. The Company is only in the role of an agent in arranging the relationship between the mutual customer and the third- party service provider. During the years ending December 31, 2019, 2018 and 2017, the Company recognized investment brokerage fees of $49, $99 and $119, respectively.

NOTE 27 - SUBSEQUENT EVENTS

Effective January 1, 2020, the Company completed the acquisition of Tennessee Community Bank Holdings, Inc., a Tennessee corporation (“TCB Holdings”), pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among the Company, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the Merger Agreement, TCB Holdings merged with and into the Company (the “TCB Merger”), with the Company as the surviving corporation. Immediately following the TCB Merger, CBT merged with and into Reliant, with Reliant continuing as the surviving banking corporation. Pursuant to the Merger Agreement, at the effective time of the TCB Merger (the “Effective Time”), each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Company’s common stock, par value $1.00 per share (“Company Common Stock”). The Company issued 811,210 shares of Company Common Stock and paid approximately $18,073 in cash, in respect of shares of TCB Holdings common stock as consideration for the TCB Merger. The Company did not issue fractional shares of Company Common Stock in connection with the TCB Merger, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Company Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At time of the TCB Merger, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). The Company paid an aggregate consideration payable to holders of unexercised options of approximately $430. All shares of Company’s common stock outstanding prior to the merger were unaffected by the TCB Holdings Transaction. The Company is currently determining the initial accounting for this business combination including completing valuations of loans, premises and equipment, intangible assets, deposits, debt and other liabilities.

TCB Holdings is a Tennessee based full-service community bank organization with operations in Ashland City, Kingston Springs, Pegram, Pleasant View, and Springfield, Tennessee. These communities lie on the northwest perimeter of Nashville, Tennessee. At December 31, 2019, TCB Holdings had total assets of approximately $253,000 (unaudited).

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 27 - SUBSEQUENT EVENTS (CONTINUED)

On October 22, 2019, the Company, PG Merger Sub, Inc., a Tennessee corporation and a wholly owned subsidiary of Reliant (“Merger Sub”), and First Advantage Bancorp, a Tennessee corporation (“FABK”), entered into an Agreement and Plan of Merger (the “FABK Merger Agreement”) that provides for the combination of the Company and FABK. Under the FABK Merger Agreement, Merger Sub will merge with and into FABK (the “FABK Merger”), with FABK to be the surviving corporation and to become a wholly owned subsidiary of Reliant. As soon as reasonably practicable following the FABK merger and as part of a single integrated transaction, FABK will merge with and into Reliant (the “Second Step Merger” and, together with the FABK merger, as the “FABK Mergers”), with Reliant to be the surviving corporation. Immediately following the completion of the Second Step merger, First Advantage Bank, a Tennessee-chartered commercial bank and a wholly owned subsidiary of FABK (“FAB”), will merge with and into Reliant Bank, a Tennessee-chartered commercial bank and a wholly owned subsidiary of Reliant (the “FABK Bank Merger”), with Reliant Bank to be the surviving bank. In connection with the FABK Merger, each outstanding share of common stock of FABK, par value $0.01 per share (“FABK common stock”) (except for specified shares of FABK common stock held by Reliant, Merger Sub, or FABK and any dissenting shares), will be converted into the right to receive (i) 1.17 shares (the “exchange ratio”) of Reliant common stock, par value $1.00 per share (“Reliant common stock”), and (ii) $3.00 in cash, without interest. In lieu of the issuance of any fractional shares of Reliant common stock, Reliant will pay to each shareholder of FABK who would otherwise be entitled to receive such fractional share an amount in cash (rounded to the nearest whole cent) determined by multiplying (i) the volume-weighted average closing price per share of Reliant common stock on The Nasdaq Capital Market (“Nasdaq”) for the 10 consecutive trading days ending on and including the business day immediately preceding the closing date of the transactions contemplated by the FABK merger agreement by (ii) the fraction of a share (rounded to the nearest thousandth when expressed in decimal form) of Reliant common stock to which such holder would otherwise be entitled to receive. Regulatory approval of the transaction was received in January 2020. Shareholder approval occurred on March 3, 2020. Completion of the FABK Merger is subject to the satisfaction of customary closing conditions. The transaction is expected to close in the beginning of the second quarter of 2020.

FABK is a Tennessee based full-service community bank organization with operations in Clarksville, Nashville, and Franklin, Tennessee. It also has a loan production office in Knoxville, Tennessee. At December 31, 2019, FABK had total assets of approximately $738,000 (unaudited).

FABK may exit from the FABK Mergers if (i) Reliant’s volume-weighted average closing stock price over a 15 consecutive trading day period prior to and ending on the fifth business day before the closing (the “average closing price”) is less than $18.5464, and (ii) (a) the number obtained by dividing the average closing price by $23.183 is less than (b) the difference between (1) the number obtained by dividing the closing index value for the Nasdaq Bank Index as reported in The Wall Street Journal on the determination date by $3,706.69, and (2) 0.20, provided that FABK shall not be entitled to terminate the FABK merger agreement without giving Reliant written notice of the intent to terminate the FABK merger agreement within two business days after the determination date, and provided further, that FABK’s termination right shall be subject to Reliant’s right to increase the FABK merger consideration (either with additional shares of Reliant common stock or, subject to the requirement that the FABK merger remains a “reorganization” for tax purposes, additional cash) such that the aggregate FABK merger consideration equals, at a minimum, an amount equal to the sum of (i) the cash consideration multiplied by the number of shares of FABK common stock then outstanding, plus (ii) the product of (x) the number of shares of FABK common stock outstanding on the determination date, multiplied by (y) the exchange ratio, multiplied by (z) $18.5464.

In February 2020, the Company entered two $25,000 notional amount cash flow hedges. The Company will pay fixed rates of 1.22% with one hedge having a 4-year maturity and the other having a 5-year maturity. For both hedges the Company will pay a floating rate. These interest rate swap hedges will be designated to offset risk related to short-term deposits and borrowings.

On February 27, 2020, the Company offered to exchange the $60,000 in 5.125% fixed to floating rate subordinated debentures due December 15, 2029 (see Note 11) with “New Notes”. The New Notes will have the same terms but will be registered with the SEC under the Securities Act and will be less restricted on transfer.

RELIANT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2019, 2018 AND 2017
(Dollar amounts in thousands except per share amounts)

NOTE 27 - SUBSEQUENT EVENTS (CONTINUED)

On March 4, 2020, Nashville and communities lying east of the Company's middle Tennessee market perimeter sustained tornado damage. Presently, the Company is unable to determine the possible impact of the tornado, but any losses would be mitigated by the required insurance coverages for collateral based loans.

Effective March 10, 2020, the Company authorized a stock repurchase plan for the Company to reacquire up to $15,000 of the Company's outstanding common stock. The repurchase plan is anticipated to remain effective until December 31, 2020, unless the authorized amount of share repurchase is reached at an earlier date. The Company may extend, modify, amend, suspend, or discontinue the plan at any time.