Form 10-Q
period 2020-03-31
Reliant Bancorp, Inc.
filed 2020-05-08
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-37391
_______________________________
Reliant Bancorp, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway,
Suite 100,
Brentwood,
Tennessee	37027
(Address of principal executive offices)	(Zip Code)
615-221-2020
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	RBNC	NASDAQ

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 7, 2020 was 16,618,298, excluding 887,485 unexchanged shares in connection with acquisitions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reliant Bancorp, Inc. (“Reliant Bancorp” or "the Company") to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

i.the global health and economic crisis precipitated by the coronavirus (COVID-19) pandemic;
ii.actions taken by governments, businesses and individuals in response to the coronavirus (COVID-19) pandemic;
iii.the pace of recovery when the coronavirus (COVID-19) pandemic subsides;
iv.possible recurrence of the coronavirus (COVID-19);
v.changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
vi.the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
vii.increased levels of other real estate, primarily as a result of foreclosures;
viii.the impact of liquidity needs on our results of operations and financial condition;
ix.competition from financial institutions and other financial service providers;
x.the effect of interest rate increases on the cost of deposits;
xi.unanticipated weakness in loan demand or loan pricing;
xii.greater than anticipated adverse conditions in the national economy or local economies in which we operate, including Middle Tennessee;
xiii.lack of strategic growth opportunities or our failure to execute on available opportunities;
xiv.deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
xv.economic crises and associated credit issues in industries most impacted by the coronavirus (COVID-19) pandemic, including the restaurant, hospitality and retail sectors;
xvi.the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
xvii.our ability to effectively manage problem credits;
xviii.our ability to successfully implement efficiency initiatives on time and with the results projected;
xix.our ability to successfully develop and market new products and technology;
xx.the impact of negative developments in the financial industry and United States and global capital and credit markets;
xxi.our ability to retain the services of key personnel;
xxii.our ability to adapt to technological changes;
xxiii.risks associated with litigation, including the applicability of insurance coverage;
xxiv.the vulnerability of Reliant Bank’s (the “Bank”) network and online banking portals, and the systems of parties with whom the Company and the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
xxv.changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
xxvi.adverse results (including costs, fines, reputational harm, and/or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions;
xxvii.the risk that expected cost savings and revenue synergies from (a) the merger of the Company and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) (the “TCB Holdings Transaction”) or (b) the merger of the Company and First Advantage Bancorp (“FABK”) (the “FABK Transaction” and, together with the TCB Holdings Transaction, collectively, the “Transactions”), may not be realized or may take longer than anticipated to be realized;
xxviii.the effect of the Transactions on our customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of the Company’s common stock;
xxix.the risk that the businesses and operations of TCB Holdings and its subsidiaries and of FABK and its subsidiaries cannot be successfully integrated with the business and operations of the Company and its subsidiaries or that integration will be more costly or difficult than expected;
xxx.the amount of costs, fees, expenses, and charges related to the Transactions, including those arising as a result of unexpected factors or events;

xxxi.reputational risk associated with and the reaction of our customers, suppliers, employees, or other business partners to the Transactions;
xxxii.the risk associated with Company management’s attention being diverted away from the day-to-day business and operations of the Company to the integration of the Transactions; and
xxxiii.general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties, and us.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)
(Dollar amounts in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$46,318	$50,990
Federal funds sold	1,714	52
Total cash and cash equivalents	48,032	51,042
Securities available for sale	256,928	260,293
Loans, net	1,604,582	1,397,374
Mortgage loans held for sale, net	70,352	37,476
Accrued interest receivable	7,289	7,111
Premises and equipment, net	27,609	21,376
Operating leases right of use assets	11,473	—
Restricted equity securities, at cost	14,405	11,279
Other real estate, net	—	750
Cash surrender value of life insurance contracts	52,556	46,632
Deferred tax assets, net	5,426	3,933
Goodwill	50,723	43,642
Core deposit intangibles	10,486	7,270
Other assets	17,927	10,289
TOTAL ASSETS	$2,177,788	$1,898,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$320,553	$260,073
Interest-bearing demand	170,304	152,718
Savings and money market deposit accounts	494,750	408,724
Time	736,841	762,274
Total deposits	1,722,448	1,583,789
Accrued interest payable	3,995	2,022
Subordinated debentures	70,391	70,883
Federal Home Loan Bank advances	127,628	10,737
Dividends payable	9	76
Operating lease liabilities	11,761	—
Other liabilities	6,884	7,207
TOTAL LIABILITIES	1,943,116	1,674,714
Preferred stock, $1 par value; 10,000,000 shares authorized, no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 12,014,495 and 11,206,254 shares issued and outstanding at March 31, 2020, and December 31, 2019, respectively	12,014	11,206
Additional paid-in capital	184,523	167,006
Retained earnings	39,150	40,472
Accumulated other comprehensive income (loss)	(1,015)	5,069
TOTAL STOCKHOLDERS’ EQUITY	234,672	223,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,177,788	$1,898,467
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$20,645	$16,169
Interest and fees on loans held for sale	560	153
Interest on investment securities, taxable	451	503
Interest on investment securities, nontaxable	1,371	1,718
Federal funds sold and other	279	300
TOTAL INTEREST INCOME	23,306	18,843
INTEREST EXPENSE
Deposits
Demand	100	111
Savings and money market deposit accounts	975	1,130
Time	3,762	3,571
Federal Home Loan Bank advances and other	361	377
Subordinated debentures	993	193
TOTAL INTEREST EXPENSE	6,191	5,382
NET INTEREST INCOME	17,115	13,461
PROVISION FOR LOAN LOSSES	2,900	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,215	13,461
NONINTEREST INCOME
Service charges on deposit accounts	1,208	884
Gains on mortgage loans sold, net	1,573	560
Gain on securities transactions, net	—	131
Gain on sale of other real estate	14	—
Gain on disposal of premises and equipment	9	—
Other	478	363
TOTAL NONINTEREST INCOME	3,282	1,938
NONINTEREST EXPENSE
Salaries and employee benefits	9,237	7,265
Occupancy	1,486	1,352
Information technology	1,819	1,410
Advertising and public relations	353	254
Audit, legal and consulting	478	796
Federal deposit insurance	336	195
Merger expenses	4,186	2
Other operating	1,703	1,472
TOTAL NONINTEREST EXPENSE	19,598	12,746
INCOME BEFORE PROVISION FOR INCOME TAXES	(2,101)	2,653
INCOME TAX EXPENSE (BENEFIT)	(910)	372
CONSOLIDATED NET INCOME (LOSS)	(1,191)	2,281
NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	976	1,543
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(215)	$3,824
Basic net income (loss) attributable to common shareholders, per share	$(0.02)	$0.34
Diluted net income (loss) attributable to common shareholders, per share	$(0.02)	$0.33
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Consolidated net income (loss)	$(1,191)	$2,281
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of tax of $619 and $(1,721) or the three months ended March 31, 2020 and 2019, respectively	(1,749)	4,863
Net unrealized losses on interest rate swap derivatives net of tax of $1,535 and $167 for the three months ended March 31, 2020 and March 31, 2019, respectively	(4,335)	(470)
Reclassification adjustment for gains included in net income, net of tax of $34 for the three months ended March 31, 2019	—	(97)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(6,084)	4,296
TOTAL COMPREHENSIVE INCOME (LOSS)	$(7,275)	$6,577

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2020	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock awards	—	—	—	—	—	—	—
Restricted stock and dividend forfeiture	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bancorp, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2019	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	250	—	—	—	250
Exercise of stock options	2,183	2	26	—	—	—	28
Restricted stock awards	3,000	3	(3)	—	—	—	—
Restricted stock forfeiture	(3,750)	(4)	4	1	—	—	1
Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)
Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543
Cash dividends declared to common shareholders ($0.09 per share)	—	—	—	(1,035)	—	—	(1,035)
Net income (loss)	—	—	—	3,824	—	(1,543)	2,281
Other comprehensive income	—	—	—	—	4,296	—	4,296
BALANCE - MARCH 31, 2019	11,502,285	$11,502	$172,886	$30,119	$612	$—	$215,119

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Consolidated net income (loss)	$(1,191)	$2,281
Adjustments to reconcile consolidated net income (loss) to net cash provided (used) by operating activities
Provision for loan losses	2,900	—
Deferred income taxes	(295)	1,179
Gain on disposal of premises and equipment	(9)	—
Depreciation and amortization of premises and equipment	598	497
Net amortization of securities	202	825
Net realized gains on sales of securities	—	(131)
Gains on mortgage loans sold, net	(1,573)	(560)
Stock-based compensation expense	349	250
Gain on other real estate	(14)	—
Increase in cash surrender value of life insurance contracts	(295)	(278)
Mortgage loans originated for resale	(89,076)	(18,422)
Proceeds from sale of mortgage loans	57,773	24,815
Other amortization (accretion)	(1)	(134)
Change in
Accrued interest receivable	770	(175)
Other assets	(13,715)	(1,433)
Accrued interest payable	455	(73)
Other liabilities	(2,487)	(1,432)
TOTAL ADJUSTMENTS	(44,418)	4,928
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45,609)	7,209
INVESTING ACTIVITIES
Cash used to convert shares, and redeem stock options and fractional shares, net of cash received	(7,480)	—
Activities in available for sale securities
Purchases	—	(20,571)
Sales	56,336	10,558
Maturities, prepayments and calls	1,836	2,291
Purchases of restricted equity securities	(2,217)	(9)
Redemption of restricted equity securities	—	200
Net increase in loans	(38,508)	(30,253)
Purchase of buildings, leasehold improvements, and equipment	(457)	(434)
Proceeds from sale of premises and equipment	75	—
Proceeds from sale of other real estate	764	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,349	(38,218)
FINANCING ACTIVITIES
Net change in deposits	(71,768)	73,427
Net change in other borrowings acquired from merger	(58)	—
Net change in advances from Federal Home Loan Bank	103,821	(42,175)
Issuance of common stock, net of repurchase of restricted shares	—	28
Issuance of common stock related to exercise of stock options	8	—
Redemption of common stock to settle tax liability on restricted stock	(73)	(659)
Noncontrolling interest contributions received	976	1,450
Cash dividends paid on common stock	(1,274)	(1,035)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,632	31,036
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,628)	27
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,042	35,178
CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,414	$35,205
See accompanying notes to consolidated financial statements.
RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$4,218	$5,455
Taxes	$—	$4

Non-cash investing and financing activities
Unrealized gain (loss) on securities available-for-sale	$(1,327)	$6,954
Unrealized loss on derivatives	$(6,910)	$(1,139)
Change in due to/from noncontrolling interest	$976	$1,543

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank. Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956 as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). Reliant Bank, Reliant Bancorp's wholly-owned subsidiary, provides a full range of traditional banking products and services to corporate and consumer clients throughout Middle Tennessee and the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area (the “Nashville MSA”) and Chattanooga, Tennessee. Reliant Bank operates banking centers in Cheatham, Davidson, Hamilton, Hickman, Maury, Montgomery, Robertson, Rutherford, Sumner, and Williamson counties, Tennessee. Additionally, Reliant Bank operates mortgage offices in Brentwood, Chattanooga, Hendersonville, and Memphis, Tennessee, as well as two in Little Rock and one in Crossett, Arkansas. On April 1, 2020, FABK, a community banking organization headquartered in Clarksville, Tennessee, was merged with and into the Company (See Note 15).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP.  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with Reliant Bancorp, Inc.’s consolidated financial statements and related notes appearing in Reliant Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp Inc., Reliant Bank (the "Bank"), Community First Trups Holding Company ("TRUPS"), which is wholly owned by Reliant Bancorp Inc., Reliant Investment Holdings, LLC ("Holdings"), which is wholly owned by the Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. Reliant Bancorp Inc., the Bank, TRUPS, Holdings and RMV, are, collectively, referred to herein as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation. As described in Note 12 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and TCB merged effective on January 1, 2020. The accounting and reporting policies of the Company conform to U.S. GAAP and general practices in the banking industry.

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

The consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$56	$1	$—	$57
State and municipal	185,811	11,079	(436)	196,454
Corporate bonds	7,880	17	(62)	7,835
Mortgage backed securities	37,907	211	(2,217)	35,901
Asset backed securities	17,030	—	(349)	16,681
Total	$248,684	$11,308	$(3,064)	$256,928

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$59	$—	$—	$59
State and municipal	186,283	10,413	(36)	196,660
Corporate bonds	7,880	97	(132)	7,845
Mortgage backed securities	38,126	296	(661)	37,761
Asset backed securities	18,374	—	(406)	17,968
Total	$250,722	$10,806	$(1,235)	$260,293

Securities pledged at March 31, 2020 and December 31, 2019 had a carrying amount of $45,380 and $46,918, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 2 - SECURITIES (CONTINUED)

The fair values of available for sale debt securities at March 31, 2020 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage and asset backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,000	$998
Due in one to five years	2,311	2,312
Due in five to ten years	10,330	10,725
Due after ten years	180,106	190,311
Mortgage backed securities	37,907	35,901
Asset backed securities	17,030	16,681
Total	$248,684	$256,928

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2020
State and municipal	$3,748	$436	$—	$—	$3,748	$436
Corporate bonds	4,439	61	499	1	4,938	62
Mortgage backed securities	16,162	1,059	11,831	1,158	27,993	2,217
Asset backed securities	—	—	16,124	349	16,124	349
Total temporarily impaired	$24,349	$1,556	$28,454	$1,508	$52,803	$3,064

December 31, 2019
State and municipal	$1,960	$36	$—	$—	$1,960	$36
Corporate bonds	—	—	2,499	132	2,499	132
Mortgage backed securities	16,104	286	9,081	375	25,185	661
Asset backed securities	—	—	17,682	406	17,682	406
Total temporarily impaired	$18,064	$322	$29,262	$913	$47,326	$1,235

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 41 and 47 securities in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2020 and December 31, 2019 were comprised as follows:

	March 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$283,035	$245,515
Real Estate
1-4 Family Residential	261,718	227,529
1-4 Family HELOC	99,296	96,228
Multi-family and Commercial	635,650	536,845
Construction, Land Development and Farmland	308,598	273,872
Consumer	24,141	16,855
Other	7,456	13,180
Total	1,619,894	1,410,024
Less
Deferred loan fees	191	72
Allowance for loan losses	15,121	12,578
Loans, net	$1,604,582	$1,397,374

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at December 31, 2019	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578
Charge-offs	(294)	—	(114)	—	—	(31)	—	(439)
Recoveries	61	3	—	11	1	6	—	82
Provision	1,555	1,472	(699)	197	248	146	(19)	2,900
Ending balance at March 31, 2020	$3,851	$6,760	$1,836	$1,488	$873	$298	$15	$15,121

Beginning balance at December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Charge-offs	(6)	—	—	(17)	—	(11)	—	(34)
Recoveries	240	34	—	212	—	10	—	496
Provision	(111)	130	150	(169)	14	(12)	(2)	—
Ending balance at March 31, 2019	$1,874	$4,593	$2,650	$1,359	$670	$171	$37	$11,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$679	$—	$—	$—	$—	$4	$—	$683
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	3,172	6,760	1,836	1,488	873	294	15	14,438
Total	$3,851	$6,760	$1,836	$1,488	$873	$298	$15	$15,121
Loans
Individually evaluated for impairment	$936	$2,375	$1,095	$1,206	$418	$4	$—	$6,034
Acquired with credit impairment	—	233	1,032	1,141	14	15	—	2,435
Collectively evaluated for impairment	282,099	633,042	306,471	259,371	98,864	24,122	7,456	1,611,425
Total	$283,035	$635,650	$308,598	$261,718	$99,296	$24,141	$7,456	$1,619,894

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Non-accrual loans by class of loan were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$355	$572
Multi-family and Commercial Real Estate	1,276	1,276
Construction, Land Development and Farmland	412	555
1-4 Family Residential Real Estate	1,535	1,344
1-4 Family HELOC	341	296
Consumer	30	28
Total	$3,949	$4,071

Performing non-accrual loans totaled $931 and $1,332 at March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Individually impaired loans by class of loans were as follows at March 31, 2020:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$1,707	$79	$857	$936	$679
Multi-family and Commercial Real Estate	4,216	2,608	—	2,608	—
Construction, Land Development and Farmland	3,780	2,127	—	2,127	—
1-4 Family Residential Real Estate	3,922	2,347	—	2,347	—
1-4 Family HELOC	512	433	—	433	—
Consumer	110	14	4	18	4
Total	$14,247	$7,608	$861	$8,469	$683

Individually impaired loans by class of loans were as follows at December 31, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$1,154	$—	$1,154	$1,154	$755
Multi-family and Commercial Real Estate	2,624	2,611	—	2,611	—
Construction, Land Development and Farmland	2,348	1,860	171	2,031	17
1-4 Family Residential Real Estate	1,419	1,315	—	1,315	—
1-4 Family HELOC	376	374	—	374	—
Total	$7,921	$6,160	$1,325	$7,485	$772

The average balances of impaired loans for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Commercial, Industrial and Agricultural	$1,045	$736
Multi-family and Commercial Real Estate	2,610	2,202
Construction, Land Development and Farmland	2,079	3,173
1-4 Family Residential Real Estate	1,831	1,724
1-4 Family HELOC	404	—
Consumer	9	17
Total	$7,978	$7,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Credit quality indicators by class of loan were as follows at March 31, 2020:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$280,963	$456	$1,616	$283,035
1-4 Family Residential Real Estate	258,828	277	2,613	261,718
1-4 Family HELOC	98,863	—	433	99,296
Multi-family and Commercial Real Estate	629,381	1,992	4,277	635,650
Construction, Land Development and Farmland	307,459	—	1,139	308,598
Consumer	23,885	24	232	24,141
Other	7,456	—	—	7,456
Total	$1,606,835	$2,749	$10,310	$1,619,894

Credit quality indicators by class of loan were as follows at December 31, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$241,089	$2,382	$2,044	$245,515
1-4 Family Residential Real Estate	225,809	—	1,720	227,529
1-4 Family HELOC	95,678	—	550	96,228
Multi-family and Commercial Real Estate	531,055	1,519	4,271	536,845
Construction, Land Development and Farmland	272,440	—	1,432	273,872
Consumer	16,634	—	221	16,855
Other	13,180	—	—	13,180
Total	$1,395,885	$3,901	$10,238	$1,410,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Past due status by class of loan was as follows at March 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$603	$25	$432	$1,060	$281,975	$283,035
1-4 Family Residential Real Estate	424	413	469	1,306	260,412	261,718
1-4 Family HELOC	187	—	296	483	98,813	99,296
Multi-family and Commercial Real Estate	220	—	1,049	1,269	634,381	635,650
Construction, Land Development and Farmland	342	—	225	567	308,031	308,598
Consumer	23	11	16	50	24,091	24,141
Other	—	—	—	—	7,456	7,456
Total	$1,799	$449	$2,487	$4,735	$1,615,159	$1,619,894

Past due status by class of loan was as follows at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$79	$4	$572	$655	$244,860	$245,515
1-4 Family Residential Real Estate	501	236	229	966	226,563	227,529
1-4 Family HELOC	—	—	296	296	95,932	96,228
Multi-family and Commercial Real Estate	485	—	558	1,043	535,802	536,845
Construction, Land Development and Farmland	255	—	339	594	273,278	273,872
Consumer	38	26	64	128	16,727	16,855
Other	—	—	—	—	13,180	13,180
Total	$1,358	$266	$2,058	$3,682	$1,406,342	$1,410,024

There was one loan totaling $78 past due 90 days or more and still accruing interest at March 31, 2020. Additionally, credit card balances totaling $16 were past due 90 days or more and still accruing interest. At December 31, 2019, there was one loan totaling $64 past due 90 days or more and still accruing interest.

During the three months ended March 31, 2020 and March 31, 2019, there were no loans that were modified as troubled debt restructurings("TDRs").

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. Section 4013 of the CARES Act provides that financial institutions may elect to account for loan modifications occurring between March 1, 2020, and the earlier of December 31, 2020 and the 60th day after the end of the COVID-19 national emergency declared by President Trump, which are due to COVID-19 and where the borrower was current on contractual payments as of December 31, 2019, as not TDRs. Additionally, on April 7, 2020, federal banking regulators issued an Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus (Revised), which replaced a prior interagency statement predating the CARES Act. The revised interagency statement encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual payment obligations because of the effects of COVID-19. It also addresses loan modifications not meeting the criteria set forth in Section 4013 of the CARES Act or for which financial institutions elect not to apply Section 4013. With respect to these loan modifications, the revised interagency statement provides that short-term (e.g. six month) modifications made on a good faith basis in response to COVID-19 to borrowers who were current on their contractual payments at the time of implementation of a modification program are not TDRs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Through March 31, 2020, the Company had applied this guidance and modified loans with aggregate principal balances totaling $319.0 million. More of these types of modifications are likely to be executed in the second quarter of 2020. The majority of these modifications involved three-month extensions of either interest-only periods or full payment deferrals. Of these modified loans the primary categories were $153.9 million commercial real estate loans, $80.2 million of hospitality-based loans, $39.2 million of restaurant-related loans, $16.1 million of commercial and industrial loans, $14.8 million of multifamily loans, and the remainder being church, medical and consumer loans.

The CARES Act was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs that included, but were not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

Upon completion of the FABK Transaction as disclosed in Note 15, we assumed their qualified SBA lender status.

An eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$232	$—
Multi-family and Commercial Real Estate	242	217
Construction, Land Development and Farmland	1,283	1,021
1-4 Family Residential Real Estate	1,453	231
1-4 Family HELOC	19	—
Consumer	21	—
Total outstanding balance	3,250	1,469
Less remaining purchase discount	815	246
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses	$2,435	$1,223

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three months ended March 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$98	$110
New loans purchased	131	—
Year-to-date settlements	(20)	—
Balance at March 31,	209	110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020 and 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 4 - OTHER REAL ESTATE

At March 31, 2020, the Company did not have any other real estate. During the three months ended March 31, 2020, the one parcel of property held at December 31, 2019 with a value of $750 was sold for $764. Additionally, at March 31, 2020, there were three real estate loans to two borrowers with related balances totaling $906 in the process of foreclosure. At December 31, 2019, the balance of other real estate was $750 of one parcel of other real estate. During the three months ended March 31, 2019, $943 was added to other real estate. Expenses related to other real estate totaled $6 for the three months ended March 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Other Real Estate: The fair value of other real estate is generally based on recent real estate appraisals less estimated disposition cost. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

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
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets
U. S. Treasury and other U. S. government agencies	$57	$—	$57	$—
State and municipal	196,454	—	196,454	—
Corporate bonds	7,835	—	7,835	—
Mortgage backed securities	35,901	—	35,901	—
Asset backed securities	16,681	—	16,681	—

Liabilities
Interest rate swaps	$9,618	$—	$9,618	$—

December 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$59	$—	$59	$—
State and municipal	196,660	—	196,660	—
Corporate bonds	7,845	—	7,845	—
Mortgage backed securities	37,761	—	37,761	—
Asset backed securities	17,968	—	17,968	—
Interest rate swaps	688	—	688	—

Liabilities
Interest rate swaps	$3,396	$—	$3,396	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets
Impaired loans	$178	$—	$—	$178
Other real estate owned	—	—	—	—

December 31, 2019
Assets
Impaired loans	$553	$—	$—	$553
Other real estate owned	750	—	—	750

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2020 and December 31, 2019:

	Valuation Techniques (1)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%
(1)The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent. Estimated cash flows change and appraised values of the assets or collateral underlying the loans will be sensitive to changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 5 - FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$46,318	$46,318	$46,318	$—	$—
Federal funds sold	1,714	1,714	—	1,714	—
Loans, net	1,604,582	1,594,903	—	—	1,594,903
Mortgage loans held for sale	70,352	70,352	—	—	70,352
Accrued interest receivable	7,289	7,289	—	7,289	—
Restricted equity securities	14,405	14,405	—	14,405	—
Financial liabilities
Deposits	$1,722,448	$1,728,071	$—	$—	$1,728,071
Accrued interest payable	3,995	3,995	—	3,995	—
Subordinate debentures	70,391	68,645	—	—	68,645
Federal Home Loan Bank advances	127,628	127,965	—	—	127,965

December 31, 2019
Financial assets
Cash and due from banks	$50,990	$50,990	$50,990	$—	$—
Federal funds sold	52	52	—	52	—
Loans, net	1,397,374	1,383,719	—	—	1,383,719
Mortgage loans held for sale	37,476	38,379	—	38,379	—
Accrued interest receivable	7,111	7,111	—	7,111	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,583,789	$1,582,117	$—	$—	$1,582,117
Accrued interest payable	2,022	2,022	—	2,022	—
Subordinate debentures	70,883	71,454	—	—	71,454
Federal Home Loan Bank advances	10,737	10,755	—	—	10,755

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

Due to COVID- 19 disruption of the market for sales of mortgage loans at March 31, 2020, the Company migrated the fair value for mortgage loans held for sale from Level 2 to Level 3. It is management's estimate that as of that date the fair value of those loans approximated the carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

On March 10, 2015, the shareholders of the Company approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (the “A&R Plan”), which permits the grant of awards with respect to up to 1,250,000 shares of Company common stock in the form of stock options. As part of the merger of Commerce Union Bank and Reliant Bank, all outstanding stock options of Reliant Bank were converted to stock options of Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") under the A&R Plan. Under the A&R Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of the common stock on the grant date.

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

Common Stock Options

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	149,293	$18.81	6.68 years	$553
Granted	—	$—
Exercised	(868)	$8.49	1.73 years	11
Forfeited or expired	—	$—
Outstanding at March 31, 2020	148,425	$18.87	6.62 years	$22
Exercisable at March 31, 2020	73,825	$15.39	5.22 years	$22

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2020	74,600	$6.08
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested options at March 31, 2020	74,600	$6.08

As of March 31, 2020, there was $346 of unrecognized future compensation expense to be recognized related to stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2020:

	Restricted Stock Units		Restricted Stock
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2020	47,750	$23.30	90,960	$25.31
Granted	—	—	—	—
Vested	—	—	(11,163)	21.89
Forfeited	—	—	(3,837)	21.89
Non-vested shares at March 31, 2020	47,750	$23.30	75,960	$25.99

As of March 31, 2020, there was $2,323 of unrecognized compensation cost related to non-vested restricted stock and restricted stock unit awards.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. The Company falls under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”), which is generally applicable to bank holding companies with consolidated assets of less than $3 billion, and is, therefore, not subject to consolidated capital requirements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Under these rules, the leverage and risk-based capital ratios of bank holding companies (other than bank holding companies that fall under the Small Bank Holding Company Policy Statement and are not subject to consolidated capital requirements) may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing Basel III became effective on January 1, 2015, and include new minimum risk-based capital and leverage ratios and a new common equity tier 1 ratio. In addition, these rules refine the definition of what constitutes capital for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

Basel III establishes a “capital conservation buffer” of 2.5% which began phasing in on January 1, 2016, at a rate of 0.625% per year. The buffer became fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

Capital amounts and ratios for the Company and the Bank (required) are presented below as of March 31, 2020 and December 31, 2019.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Company
Tier I leverage	$183,873	8.91%	$82,547	4.00%	$103,184	5.00%
Common equity tier 1	172,103	9.54%	126,281	7.00%	117,261	6.50%
Tier I risk-based capital	183,873	10.19%	153,378	8.50%	144,356	8.00%
Total risk-based capital	258,040	14.30%	189,452	10.50%	180,430	10.00%

Bank
Tier I leverage	$217,399	10.58%	$82,192	4.00%	$102,741	5.00%
Common equity tier 1	217,399	12.13%	125,457	7.00%	116,496	6.50%
Tier I risk-based capital	217,399	12.13%	152,341	8.50%	143,379	8.00%
Total risk-based capital	232,945	13.00%	188,148	10.50%	179,188	10.00%

December 31, 2019
Company
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity tier 1	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity tier 1	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended
	March 31,
	2020	2019
Basic EPS Computation
Net income attributable to common shareholders	$(215)	$3,824
Weighted average common shares outstanding	11,892,723	11,405,438
Basic earnings per common share	$(0.02)	$0.34
Diluted EPS Computation
Net income attributable to common shareholders	$(215)	$3,824
Weighted average common shares outstanding	11,892,723	11,405,438
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	2,297	81,707
Adjusted weighted average common shares outstanding	11,895,020	11,487,145
Diluted earnings per common share	$(0.02)	$0.33

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
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2020
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$16,782	$333	$—	$17,115
Provision for loan losses	2,900	—	—	2,900
Noninterest income	1,709	1,565	8	3,282
Noninterest expense (excluding merger expense)	12,461	2,951	—	15,412
Merger expense	4,186	—	—	4,186
Income tax expense (benefit)	(841)	(69)	—	(910)
Net income (loss)	(215)	(984)	8	(1,191)
Noncontrolling interest in net loss of subsidiary	—	984	(8)	976
Net income attributable to common shareholders	$(215)	$—	$—	$(215)

	Three Months Ended March 31, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,373	$88	$—	$13,461
Provision for loan losses	—	—	—	—
Noninterest income	1,378	575	(15)	1,938
Noninterest expense (excluding merger expense)	10,445	2,299	—	12,744
Merger expense	2	—	—	2
Income tax expense (benefit)	480	(108)	—	372
Net income (loss)	3,824	(1,528)	(15)	2,281
Noncontrolling interest in net loss of subsidiary	—	1,528	15	1,543
Net income attributable to common shareholders	$3,824	$—	$—	$3,824

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $160,000 as of March 31, 2020 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Summary information related to the interest rate swaps designated as cash flow hedges as of March 31, 2020, is as follows:

Notional amounts	$160,000
Weighted average pay rates	2.050%
Weighted average receive rates	1.679%
Weighted average maturity	3.81 years
Unrealized losses	$7,947

Cash Flow Hedges

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2020:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
March 31, 2020
Interest rate contracts	$(4,335,000)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinate debentures	$10,000	$830	$10,000	$439
Short-term interest bearing liabilities	150,000	7,117	100,000	1,639
Total included in other liabilities	$160,000	$7,947	$110,000	$2,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 10 - DERIVATIVES (CONTINUED)

Fair Value Hedges

The following table reflects the fair value hedges included in the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, respectively:

Interest rate contracts	Location	March 31, 2020	March 31, 2019
Change in fair value on interest rate swaps hedging investments	Interest income	$(1,041)	$(501)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$—	$—	$—	$—
Total included in other assets	$—	$—	$—	$—

Included in other liabilities:
Interest rate swaps related to investments	19,605	1,671	19,605	630
Total included in other liabilities	$19,605	$1,671	$19,605	$630

NOTE 11 – INCOME TAXES

Income tax expense (benefit) for the three months ended March 31, 2020 totaled $(910) compared to $372 for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 43.3% compared to 14.0% for the three months ended March 31, 2019. During the quarter ended March 31, 2020, merger expenses and the provision expense had the impact of reducing taxable income and increasing the proportion of tax-exempt income to total income.
NOTE 12 - BUSINESS COMBINATION

Effective January 1, 2020, the Company completed the acquisition of TCB Holdings pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among the Company, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the Merger Agreement, TCB Holdings merged with and into the Company (the “TCB Holdings Transaction”), with the Company as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into Reliant, with Reliant continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction (the “Effective Time”), each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Company’s common stock, par value $1.00 per share (“Company Common Stock”). The Company issued 811,210 shares of Company Common Stock and paid approximately $18,073 in cash, in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction. The Company did not issue fractional shares of Company Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Company Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). The Company paid aggregate consideration to holders of unexercised options of approximately $430. All shares of Company’s common stock outstanding prior to the TCB Merger were unaffected by the TCB Merger.

The following table details the financial impact of the business combination, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Calculation of Purchase Price
Shares of Tennessee Community Bank Holdings, Inc. common stock outstanding as of January 1, 2020	1,055,041
Exchange ratio for Reliant Bancorp, Inc. common stock	0.769
Reliant Bancorp, Inc. common stock shares issued	811,210
Reliant Bancorp, Inc. share price at January 1, 2020	$22.24
Estimated value of Reliant Bancorp, Inc. shares issued	18,041
Cash settlement for Tennessee Community Bank Holdings, Inc. common stock ($17.13 per share)	18,073
Cash settlement for Tennessee Community Bank Holdings, Inc.'s 26,450 outstanding stock options ($34.25 settlement price less weighted average exercise price of $18.00)	430
Cash settlement for Reliant Bancorp, Inc. fractional shares ($22.36 per pro rata fractional share)	3
Estimated fair value of Tennessee Community Bank Holdings, Inc.	$36,547

Allocation of Purchase Price
Total consideration above	$36,547
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,026
Investment securities available for sale	56,336
Loans, net of unearned income	171,445
Accrued interest receivable	948
Premises and equipment	6,440
Cash surrender value of life insurance contracts	5,629
Restricted equity securities	909
Core deposit intangible	3,617
Other assets	833
Deposits	(210,538)
Deferred tax liability	(337)
Borrowings	(58)
FHLB advances	(13,102)
Other liabilities	(3,682)
Total fair value of net assets acquired	29,466
Goodwill	$7,081

CBT was a Tennessee based full-service community bank organization with operations in Ashland City, Kingston Springs, Pegram, Pleasant View, and Springfield, Tennessee. These communities lie on the northwest perimeter of Nashville, Tennessee.

NOTE 13 - LEASES

On January 1, 2020, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset of $12.0 million and a lease liability of $11.9 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The Company used a discount rate of 4.5% in determining the right-of-use asset and lease liability. The Company elected not to restate comparative periods prior to adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

During the three months ended March 31, 2020 and 2019, the Company recognized $707 and $687 of lease expense, respectively.
NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies “Recent Authoritative Accounting Guidance” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to previously issued accounting standards updates.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for us on January 1, 2020 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. We estimate that the effect of implementing this pronouncement will result in right to use assets of $11,973 and a similar corresponding liability, using the remaining contractual lease periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is expected to be effective on January 1, 2023. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to the credit losses will be effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of these ASUs on the Company’s consolidated financial statements. While we are currently unable to reasonably estimate the impact of adopting these ASUs, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not currently expected to have a significant impact on our consolidated financial statements as it simplifies the test of impairment of goodwill.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 15 - SUBSEQUENT EVENTS

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Reliant Bancorp, Inc. evaluated all events or transactions that occurred after March 31, 2020 through the date of the issued financial statements.

On October 22, 2019, the Company, PG Merger Sub, Inc. ("Merger sub'), a Tennessee corporation and a wholly-owned subsidiary of the Company, and FABK, a Tennessee corporation and the parent company of FAB. a Tennessee-chartered commercial bank, entered into an Agreement and Plan of Merger (the “FABK Agreement”) providing for Reliant Bancorp to acquire FABK and FAB. Reliant Bancorp completed its acquisition of FABK and FAB effective April 1, 2020.

In accordance with the terms of the FABK Agreement, on April 1, 2020, (i) Merger Sub merged with and into FABK (the “FABK Merger”), with FABK being the surviving corporation and becoming a wholly-owned subsidiary of Reliant Bancorp, and (ii) immediately following the FABK Merger, FABK merged with and into Reliant Bancorp (the “Second Step Merger”), with Reliant Bancorp being the surviving corporation. Additionally, immediately following the Second Step Merger, FAB merged with and into Reliant Bank, with Reliant Bank being the surviving bank.

As consideration for the FABK Merger, each outstanding share of FABK common stock, par value $0.01 per share (the “FABK Common Stock”), other than certain excluded shares, was at the effective time of the FABK Merger converted into the right to receive (i) 1.17 shares of Company Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Company Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Company Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the March 31, 2020 closing price for Company Common Stock of $11.27 per share and 4,012,365 shares of FABK Common Stock outstanding on March 31, 2020, the consideration for the FABK Merger was approximately $65,314, in the aggregate, or $16.28 per share of FABK Common Stock.

FABK is a Tennessee-based full-service community banking organization headquartered in Clarksville, Tennessee. FAB operated branch offices in Montgomery, Davidson and Williamson Tennessee and operated a loan production office in Knoxville, Tennessee primarily originating manufactured housing loans.

Former FABK board members William Lawson Mabry and Michael E. Wallace joined Reliant Bancorp, Inc.'s and Reliant Bank's boards of directors upon completion of the transaction.

The Company is currently determining the initial accounting for this business combination including completing valuations of loans, premises and equipment, intangible assets, deposits, debt, and other liabilities.

In December 2019, news began to surface regarding a pandemic in China, known as the novel coronavirus, or COVID-19. In January 2020, the United States restricted entry to anyone traveling from China. In February 2020, the pandemic spread broadly and swiftly throughout Europe and the Middle East, particularly in Italy and Iran. Cases began to surface in the United States in February 2020 and accelerated in early March 2020. The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing. During the week of March 9, 2020, individual states began implementing restrictions and promoting “social distancing”. These restrictions included closure of schools, restrictions on the number of public gatherings, encouragement of work at home arrangements and other courses of action. Congress began passing a number of measures in late March 2020 and are continuing to approve similar legislation, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions. The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on the Company’s financial condition and results of operations. Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Tennessee and bordering states is likely to result in a higher level of delinquencies and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA. This program is known as the PPP. Loans issued under the PPP program are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The SBA began accepting submissions for these PPP loans on Friday, April 3, 2020. Through April 16, 2020, the date the SBA reached the limit of funds available to disburse under this program, we had received SBA authorizations for PPP loans totaling $35,600 and related fees of $1,200. Participation in the PPP will likely have an impact on our asset mix and net interest margin for the remainder of 2020. Subsequent to March 31, 2020 and in connection with the second tranche of PPP funds, the Company has approvals for $53,704 in such loans and related fees of $2,202. At March 31, 2020, we had $181,300 in federal funds lines available and $359,400 of available borrowing capacity from our correspondent banks. In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP. As such, the Company believes it has sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses as additional funds are appropriated for the PPP.

Other than what is noted above, no other events meeting the requirements of disclosure arose during the time period from March 31, 2020 through the date of the issued financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events for the three months ended March 31, 2020:

•Net income (loss) attributable to common shareholders totaled $(0.2) million, or $(0.02) per diluted common share, for the three months ended March 31, 2020 compared to $3.8 million, or $0.33 per diluted common share, during same period in 2019.
•Merger expenses for the three months ended March 31, 2020 totaled $4.2 million.
•Loans increased $209.9 million for the three months ended March 31, 2020.
•Deposits increased $138.7 million for the three months ended March 31, 2020.
•Asset quality remained strong with nonperforming assets to total assets of 0.27 percent.
•Successfully closed the TCB Holdings Transaction and conversion with Community Bank and Trust.
The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with our Annual Report on Form 10-K for the year ended December 31, 2019. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.
Acquisition of parent company of CBT
Effective January 1, 2020, the Company completed the acquisition of TCB Holdings, pursuant to the TCB Holdings Agreement, by and among the Company, TCB Holdings, and CBT. On the terms and subject to the conditions set forth in the Merger Agreement, TCB Holdings merged with and into the Company, with the Company as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into Reliant Bank, with Reliant Bank continuing as the surviving banking corporation. Pursuant to the Merger Agreement, at the Effective Time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of Company's common stock. The Company issued 811,210 shares of Company Common Stock and paid approximately $18,073 in cash, in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction. The Company did not issue fractional shares of Company Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Company Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the Effective Time, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). The Company paid aggregate consideration payable to holders of unexercised options of approximately $430. All shares of Company’s common stock outstanding prior to the merger were unaffected by the TCB Holdings Transaction.
Acquisition of parent company of FAB
On October 22, 2019, the Company, Merger Sub, and FABK entered into the FABK agreement providing for the Company to acquire FABK and FAB. The Company completed its acquisition of FABK and FAB effective April 1, 2020.

In accordance with the terms of the FABK Agreement, on April 1, 2020, (i) Merger Sub merged with and into FABK, with FABK being the surviving corporation and becoming a wholly-owned subsidiary of Reliant Bancorp, and (ii) immediately following the FABK Merger, FABK merged with and into Reliant Bancorp, with Reliant Bancorp being the surviving corporation. Additionally, immediately following the Second Step Merger, FAB merged with and into Reliant Bank, with Reliant Bank being the surviving bank.

As consideration for the FABK Transaction, each outstanding share of FABK Common Stock, other than certain excluded shares, at the effective time of the FABK Transaction converted into the right to receive (i) 1.17 shares of Company Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Company common stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Company common stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the March 31, 2020 closing price for Company Common Stock of $11.27 per share and 4 shares of FABK Common Stock outstanding on March 31, 2020, the consideration for the FABK Merger was approximately $65,314, in the aggregate, or $16.28 per share of FABK Common Stock.

The accounting principles we follow and our methods of applying these principles conform to U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019. The following is a brief summary of the more significant policies.

Recent Events – COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Tennessee, and most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have a significant impact on our business and operations. As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, a significant percentage of our workforce is working from home. We are focused on servicing the financial needs of our commercial and consumer clients.

We are an SBA-approved lender and have begun processing customer applications under the PPP, established under the CARES Act.

At March 31, 2020, our non-performing assets were not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. Because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

The market for the sale of mortgage loans has been impacted by the COVID-19 pandemic on the operations and value of our investments. Because of changing economic and market conditions affecting the sale of these types of loans, we may be required to recognize an impairment on mortgage loans held for sale.

As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform to GAAP and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, TRUPS, Holdings, and RMV. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12 to our consolidated financial statements, effective on January 1, 2020, Reliant Bancorp and TCB Holdings merged.

During 2011, the Bank and another entity organized RMV. Under the RMV operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses in arrears via additional capital contributions to RMV. As of March 31, 2020, RMV's cumulative losses to date totaled $14,399. RMV will have to generate net income of at least this amount before the Bank will participate in future income distributions.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the TCB Holdings Transaction with the Company, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management is required to establish an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance for loan losses established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the TCB Holdings Transaction and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. The Bank records an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings. For more information on the acquisition of TCB Holdings, please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of parent company of CBT.”
As a result of the TCB Transaction on January 1, 2020, the Company:

•increased consolidated total assets from $1,898.5 million to $2,157.1 million;
•increased total loans from $1,410.0 million to $1,581.5 million;
•increased total deposits from $1,583.8 million to $1,794.3 million; and
•expanded its employee base from 300 to 321 full time equivalent employees.

Earnings

Net income (loss) attributable to common shareholders amounted to $(215), or $(0.02) per basic share, for the three months ended March 31, 2020 compared to $3,824, or $0.34 per basic share, for the same period in 2019. Diluted net income (loss) attributable to common shareholders was $(0.02) per share for the three months ended March 31, 2020 compared to $0.33 per share for the three months ended March 31, 2019. The major components contributing to the change when compared to the prior year are an increase of 53.8% in noninterest expense (mainly driven by merger expenses) for the three months ended March 31, 2020, and an increase of $2,900 in provision for loan losses for the three months ended March 31, 2020, compared to the same period in 2019. These and other components of earnings are discussed further below.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2020, and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,613,033	5.01	$20,077	$1,238,341	5.16	$15,766	$7,323	$(3,012)	$4,311
Loan fees	—	0.22	890	—	0.23	706	184	—	184
Loans with fees	1,613,033	5.23	20,967	1,238,341	5.39	16,472	7,507	(3,012)	4,495
Mortgage loans held for sale	47,685	4.72	560	10,747	5.77	153	601	(194)	407
Deposits with banks	36,062	1.38	124	27,643	1.73	118	120	(114)	6
Investment securities - taxable	74,688	2.43	451	72,464	2.82	503	93	(145)	(52)
Investment securities - tax-exempt	197,241	3.56	1,748	228,497	3.86	2,175	(272)	(155)	(427)
Federal funds sold and other	16,323	3.82	155	12,650	5.83	182	220	(247)	(27)
Total earning assets	1,985,032	4.86	24,005	1,590,342	5.00	19,603	8,269	(3,866)	4,403
Nonearning assets	193,386			140,835
Total assets	$2,178,418			$1,731,177
Interest bearing liabilities
Interest bearing demand	186,236	0.22	100	148,649	0.30	111	110	(121)	(11)
Savings and money market	459,756	0.85	975	400,328	1.14	1,130	799	(954)	(155)
Time deposits - retail	541,545	1.85	2,496	577,270	2.05	2,921	(165)	(260)	(425)
Time deposits - wholesale	229,820	2.22	1,266	106,625	2.47	650	1,057	(441)	616
Total interest bearing deposits	1,417,357	1.37	4,837	1,232,872	1.58	4,812	1,801	(1,776)	25
Federal Home Loan Bank advances	109,349	1.33	361	56,718	2.70	377	994	(1,010)	(16)
Subordinated debt	70,607	5.66	993	11,613	6.74	193	1,019	(219)	800
Total borrowed funds	179,956	3.03	1,354	68,331	3.38	570	2,013	(1,229)	784
Total interest-bearing liabilities	1,597,313	1.56	6,191	1,301,203	1.68	5,382	3,814	(3,005)	809
Net interest rate spread (%) / Net interest income ($)		3.30	$17,814		3.32	$14,221	$4,455	$(862)	$3,594
Noninterest bearing deposits	312,137	(0.26)		211,122	(0.24)
Other noninterest bearing liabilities	27,069			9,391
Stockholder's equity	241,899			209,461
Total liabilities and stockholders' equity	$2,178,418			$1,731,177
Cost of funds		1.30			1.44
Net interest margin		3.61			3.63

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Interest income and yields computed on tax-exempt instruments are on a tax equivalent basis including a state tax credit included in loan yields of $304 for the three months ended March 31, 2020 and $300 for the same period in 2019. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three months ended March 31, 2020, we recorded net interest income on a tax-equivalent basis of approximately $17,814, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.61%. For the three months ended March 31, 2019, we recorded net interest income on a tax equivalent basis of approximately $14,221, which resulted in a net interest margin of 3.63%.

Our year-over-year average loan volume increased by approximately 30.3% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and was mainly driven by the merger with CBT. Our combined loan and loan fee yield decreased from 5.39% to 5.23% for the three months ended March 31, 2020 compared to the same period in 2019. The decreased yield for the three months ended March 31, 2020 is primarily attributable to a 13 basis points decrease in contractual loan yields including adjustment for purchase accounting accretion, a two basis points decrease in state tax credits, and a one basis point decrease in loan fees.

Our tax-equivalent yield on tax-exempt investments was 3.56% for the three months ended March 31, 2020 compared to 3.86% and for the same period in 2019. Our year-over-year average tax-exempt investment volume decreased by 13.7% for the three months ended March 31, 2020 compared to the same period in 2019 due to investment sales in the fourth quarter of 2019. Our year-over-year average taxable securities volume increased by 3.1% for the three months ended March 31, 2020 compared to the same period in 2019.

Our cost of funds decreased to 1.30% from 1.44% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in our cost of funds was primarily driven by an across the board decrease in the cost of our interest bearing deposits and other interest-bearing liabilities due to the recent decrease in rates by the Federal Reserve. We experienced a 47.8% increase in our average noninterest bearing deposits for the three months ended March 31, 2020 when compared to the same period in 2019 which is mainly attributable to the merger with CBT.

The Bank strives to maintain a strong net interest margin that is insulated from changes in market interest rates. Our net interest margin, while generally considered fairly neutral, is currently subject to slightly contract in a rising rate environment and slightly expand in a falling rate environment.  In the lowering interest rate environment that we anticipate, the shorter durations of our non-core funding sources are expected to contribute to interest expense savings that are expected to be slightly higher than (i) the anticipated loss of interest income likely to be driven by certain variable rate loans and investments repricing and (ii) the increased expenses to be incurred on our interest rate swaps. The Company has interest rate floors on certain loans and those floors will mitigate further declines in interest rates.

Provision for Loan Losses

We recorded a provision of $2,900 for loan losses for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019. The increase in provision expense for the three months ended March 31, 2020 can be primarily attributed to the recent downturn in the economy due to COVID-19 while a portion is due to the growing loan portfolio. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at March 31, 2020 and December 31, 2019 - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Noninterest Income

Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three months ended March 31, 2020, and 2019 (dollars in thousands):

	Three Months Ended March 31,		Percent Increase
	2020	2019	(Decrease)
Noninterest Income
Service charges and fees on deposits	$1,208	$884	36.7%
Gains on mortgage loans sold, net	1,573	560	180.9%
Securities gains, net	—	131	(100.0)%
Gain on sale of other real estate	14	—	100.0%
Gain on disposal of premises and equipment	9	—	—%
Other noninterest income:
Bank-owned life insurance	295	279	5.7%
Brokerage revenue	32	11	190.9%
Miscellaneous noninterest income	151	73	106.8%
Total other noninterest income	478	363	31.7%
Total noninterest income	$3,282	$1,938	69.3%

The most significant reasons for the changes in total noninterest income during the three months ended March 31, 2020 compared to the same period in 2019 are the fluctuation in gains on mortgage loans sold, net and the increase in service charges. These and other factors impacting noninterest income are discussed further below.

Service charges and fees on deposit accounts have increased due to the TCB Holdings Transaction and the concentrated effort in attracting noninterest-bearing deposits, with the majority of the 36.7% increase deriving from an increase in our debit card fees.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2020, the Company sold securities acquired from the TCB Holdings Transaction totaling $56,336 at no gain. During the three months ended March 31, 2019, the Company sold securities classified as available for sale totaling $10,558 with a gain of $131.

Generally, mortgage-related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of RMV’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $1,573 for the three months ended March 31, 2020 compared to $560 for the same period in the prior year. The increase in gains for the three months ended March 31, 2020 when compared to 2019 is primarily driven by the increase in volume in the RMV's correspondent lending channel. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The secondary market for the sale of non-qualified mortgage loans experienced a disruption related to the COVID-19 pandemic at March 31, 2020. As a result, the Company's held-for-sale portfolio increased by $32.9 million from December 31, 2019. Management expects this market to recover. Also, as of March 31, 2020, purchases of loans from correspondents have been halted until additional secondary market data is available.

During the three months ended March 31, 2020, there was a gain of $14 due to the sale of other real estate compared to no gain in the same period in 2019.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $295 for the three months ended March 31, 2020 compared to $279 for the same period in 2019. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Percent Increase
	2020	2019	(Decrease)
Noninterest Expense
Salaries and employee benefits	$9,237	$7,265	27.1%
Occupancy	1,486	1,352	9.9%
Information technology	1,819	1,410	29.0%
Advertising and public relations	353	254	39.0%
Audit, legal and consulting	478	796	(39.9)%
Federal deposit insurance	336	195	72.3%
Merger expenses	4,186	2	209200.0%
Other operating	1,703	1,472	15.7%
Total noninterest expense	$19,598	$12,746	53.8%

Noninterest expense increased by $6,852, or 53.8%, for the three months ended March 31, 2020 due in large part to an increase in merger expenses and salaries and employee benefits. The three-month period ended March 31, 2020 has been impacted by the TCB Holdings Transaction that has resulted in adds to staff, additional vendor relationships and investments in technology. These and other factors impacting noninterest expense are discussed further below.

Salaries and employee benefits increased by $1,972 or 27.1% for the three months ended March 31, 2020 compared to the same period in 2019. This increase is primarily attributable to the TCB Holdings Transaction, and year over year growth causing an increase in full-time equivalent by 41. We believe the staffing level normalized by the end of the first quarter but will increase again in the second quarter as we close another merger.

Occupancy costs increased $134 or 9.9%, during the three months ended March 31, 2020 compared to the same period in 2019 mainly due to the TCB Holdings Transaction, as well as, the additional leases for mortgage production offices in Memphis and Chattanooga, Tennessee and two offices in Little Rock, Arkansas, two in Hot Springs Arkansas, and one in Crossett, Arkansas which opened during August 2019 and with one of the Hot Springs Arkansas offices subsequently closing in March 2020.

Information technology costs increased by $409 or 29.0% when comparing the three months ended March 31, 2020 to the comparable period in 2019. This increase is mainly attributable to increased costs due to increasing volume of accounts and transactions as well as our continued investment in information security and other technology, and our increase in locations mentioned in the previous paragraph. Both the volume and location increases are primarily due to the TCB Holdings Transaction and the expansion of RMV.

Advertising and public relations costs increased by $99 or 39.0% when comparing the three months ended March 31, 2020 to the same period in 2019. Increased costs were primarily attributable to increased promotional expenses and advertising for RMV.

Audit, legal and consulting costs decreased by $318 or 39.9%, when comparing to the three months ended March 31, 2020 to the same period in 2019. This fluctuation is mainly attributable to the decrease of legal and consulting fees incurred by RMV and partially offset by increased fees related to special projects by the Company.

Our FDIC deposit insurance expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $141 for the three months ended March 31, 2020, compared to the same period in 2019. This increase is primarily the result of our increase in deposits due to the TCB Holdings Transaction.

Merger-related expenses increased by $4,184 for the three months ended March 31, 2020 when compared to the same period in 2019. These costs are considered one-time expenses which for 2020 are associated with the TCB Holdings Transaction and the FABK Transaction. We expect merger expenses to continue to be incurred until the two mergers and conversion are complete.

Other operating expenses increased by $231 or 15.7% for the three months ended March 31, 2020, compared to the same period in 2019 mainly due to an increase in amortization of core deposit intangibles due to the TCB Holdings Transaction.

Income Taxes

During the three months ended March 31, 2020, we recorded consolidated income tax expense (benefit) of $(910) compared to $372 for the three months ended March 31, 2019. The Company files separate federal tax returns for RMV and the bank segment. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Bank and non-controlling member for federal purposes.

Our income tax expense (benefit) attributable to shareholders for the three months ended March 31, 2020, reflects an effective income tax rate of 79.6% (exclusive of a tax benefit from our mortgage banking operations of $69 for the three months ended March 31, 2020, on pre-tax losses of $1,045 for the three months ended March 31, 2020), compared to 11.2% for the same period in 2019 (exclusive of a tax benefit of $108 on pre-tax losses of $1,651, from our mortgage banking operations for the comparable period in 2019). Additionally, our effective tax rate for the three months ended March 31, 2020 is higher than the same period in 2019 primarily due to the large amount of merger expenses in 2020 and the increase in provision, which reduced taxable income to a loss for the quarter and increased the proportion of tax-exempt income to net loss. The Company's tax exempt income from securities, loans and earnings from bank-owned life insurance contracts as well as state tax credits related to loans to encourage economic development impact the effective tax rate.

Non-controlling Interest in Net Loss of Subsidiary

Our non-controlling interest in net loss of subsidiary is solely attributable to the minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any distribution, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net loss of $976 for the three months ended March 31, 2020 compared to a net loss of $1,543 for the same period in 2019. The decreased loss for the three months ended March 31, 2020 when compared to the same period in 2019 is mainly attributable to the correspondent line of business. Also, see Note 9 to our consolidated financial statements for segment reporting.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2020 AND DECEMBER 31, 2019

Overview

The Company’s total assets were $2,177,788 at March 31, 2020 and $1,898,467 at December 31, 2019. Assets increased by 14.7% from December 31, 2019 to March 31, 2020, primarily due to loan growth of $207,208, or 14.8%. Total liabilities were $1,943,116 at March 31, 2020 and $1,674,714 at December 31, 2019, an increase of 16.0%. The increase in liabilities from December 31, 2019 to March 31, 2020, was substantially attributable to the increase in deposits of $138,659, or 8.8%, and an increase in FHLB advances of $116,891 during the period. These changes were materially impacted by the TCB Holdings Transaction. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously described, the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. We have expanded our Middle Tennessee footprint into Cheatham County with the TCB Holdings Transaction. Total loans, net, at March 31, 2020, and December 31, 2019, were $1,604,582 and $1,397,374, respectively. This represented an increase of 14.8% from December 31, 2019 to March 31, 2020. As part of the increase in loans, $171,445, were acquired in connection with the TCB Holdings Transaction.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$283,035	17.4%	$245,515	17.5%
Real estate:
1-4 Family Residential	261,718	16.2%	227,529	16.1%
1-4 Family HELOC	99,296	6.1%	96,228	6.8%
Multifamily and Commercial	635,650	39.2%	536,845	38.1%
Construction, Land Development and Farmland	308,598	19.1%	273,872	19.4%
Consumer	24,141	1.5%	16,855	1.2%
Other	7,456	0.5%	13,180	0.9%
	1,619,894	100.0%	1,410,024	100.0%
Less:
Deferred loan fees (costs)	191		72
Allowance for loan losses	15,121		12,578
Loans, net	$1,604,582		$1,397,374

The table below provides a summary of PCI loans as of March 31, 2020:

March 31, 2020

Commercial, Industrial and Agricultural	$232
Real estate:
1-4 Family Residential	1,453
1-4 Family HELOC	19
Multifamily and Commercial	242
Construction, Land Development and Farmland	1,283
Consumer	21
Other	—
Total gross PCI loans	3,250
Less:
Remaining purchase discount	815
Allowance for loan losses	—
Loans, net	$2,435

Commercial, industrial and agricultural loans above consist solely of loans made to U.S. domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $283,035 at March 31, 2020, increased by 15.3% compared to $245,515 at December 31, 2019.

Real estate loans comprised 80.6% of the loan portfolio at March 31, 2020. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 11.5% from December 31, 2019 to March 31, 2020. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $635,650 at March 31, 2020, increased 18.4% compared to the $536,845 held as of December 31, 2019. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, automobile and other consumer loans. Our consumer loans experienced an increase from December 31, 2019, to March 31, 2020, of 43.2%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 43.4% from December 31, 2019 to March 31, 2020.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2020, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$487,657	$771,007	$361,230	$1,619,894

Fixed interest rate				$874,394
Variable interest rate				745,500
Total				$1,619,894

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

Allowance for Loan Losses

At March 31, 2020, the allowance for loan losses was $15,121 compared to $12,578 at December 31, 2019. The allowance for loan losses as a percentage of total loans was 0.93% at March 31, 2020 compared to 0.89% at December 31, 2019.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	March 31, 2020	March 31, 2019
Beginning Balance, January 1, 2020 and 2019	$12,578	$10,892
Loans charged off:
Commercial, Industrial and Agricultural	(294)	(6)
Real estate:
1-4 Family Residential	—	(17)
1-4 Family HELOC	—	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	(114)	—
Consumer	(31)	(11)
Other	—	—
Total loans charged off	(439)	(34)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	61	240
Real estate:
1-4 Family Residential	11	212
1-4 Family HELOC	1	—
Multifamily and Commercial	3	34
Construction, Land Development and Farmland	—	—
Consumer	6	10
Other	—	—
Total loan recoveries	82	496
Net recoveries (charge-offs)	(357)	462
Provision for loan losses	2,900	—
Total allowance for loan losses at end of period	$15,121	$11,354
Gross loans at end of period (1)	$1,619,894	$1,261,194
Average gross loans (1)	$1,613,033	$1,238,341
Allowance for loan losses to total loans	0.93%	0.90%
Net recoveries (charge-offs) to average loans (annualized)	(0.09)%	0.15%
(1)Loan balances exclude loans held for sale.

While no portion of the allowance for loan losses is in any way restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2020			March 31, 2019
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$3,851	25.5%	17.4%	$1,874	16.5%	17.6%
Real estate:
1-4 Family Residential	1,488	9.8%	16.2%	1,359	12.0%	19.1%
1-4 Family HELOC	873	5.8%	6.1%	670	5.9%	7.3%
Multifamily and Commercial	6,760	44.7%	39.2%	4,593	40.5%	36.3%
Construction, Land Development and Farmland	1,836	12.1%	19.1%	2,650	23.3%	16.7%
Consumer	298	2.0%	1.5%	171	1.5%	1.8%
Other	15	0.1%	0.5%	37	0.3%	1.2%
	$15,121	100.0%	100.0%	$11,354	100.0%	100.0%

Section 4013 of the CARES Act, which was signed into law on March 27, 2020, provides that financial institutions may elect to account for loan modifications occurring between March 1, 2020, and the earlier of December 31, 2020 and the 60th day after the end of the COVID-19 national emergency declared by President Trump, which are due to COVID-19 and where the borrower was current on contractual payments as of December 31, 2019, as not TDRs. Additionally, on April 7, 2020, federal banking regulators issued an Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus (Revised), which replaced a prior interagency statement predating the CARES Act. The revised interagency statement encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual payment obligations because of the effects of COVID-19. It also addresses loan modifications not meeting the criteria set forth in Section 4013 of the CARES Act or for which financial institutions elect not to apply Section 4013. With respect to these loan modifications, the revised interagency statement provides that short-term (e.g. six month) modifications made on a good faith basis in response to COVID-19 to borrowers who were current on their contractual payments at the time of implementation of a modification program are not TDRs.

Through March 31, 2020, the Company had applied this guidance and modified loans with aggregate principal balances totaling $319.0 million. More of these types of modifications are likely to be executed in the second quarter of 2020. The modifications generally involved three-month extensions of interest-only periods or full payment deferrals. Of these modified loans the primary categories were $153.9 million of commercial real estate loans, $80.2 million of hospitality based loans, $39.2 million of restaurant related loans, $16.1 million of commercial and industrial loans, $14.8 million of multifamily loans, and the remainder being church, medical and consumer loans. The deferral of payment is to be collected at the end of the loan term.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans plus real estate acquired through foreclosure or deed in lieu of foreclosure. Nonperforming loans by definition consists of nonaccrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on nonaccrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which generally includes a minimum performance of six months.

The following table provides information with respect to the Company’s nonperforming assets.

	March 31, 2020	December 31, 2019
Nonaccrual loans	$3,949	$4,071
Past due loans 90 days or more and still accruing interest	94	64
Restructured loans	1,785	1,799
Total nonperforming loans	5,828	5,934
Foreclosed real estate ("OREO")	—	750
Total nonperforming assets	$5,828	$6,684
Total nonperforming loans as a percentage of total loans	0.36%	0.42%
Total nonperforming assets as a percentage of total assets	0.27%	0.35%
Allowance for loan losses as a percentage of nonperforming loans	259.45%	211.96%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with investment grade holdings and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income taxes. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities totaled $256,928 at March 31, 2020, which was relatively flat in comparison to the $260,293 in securities balances at December 31, 2019. Activity during the three months ended March 31, 2020 includes the sale of $56,336 of securities as well as $1,836 of principal paydowns, calls, and maturities. In connection with the TCB Holdings Transaction, management determined that it would be beneficial to liquidate that portfolio and utilize those funds for loan demand and other uses.

Restricted equity securities totaled $14,405 and $11,279 at March 31, 2020, and December 31, 2019, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category for the periods presented:

	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$56	57	0.02%	$59	59	0.02%
State and municipal	185,811	196,454	76.47%	186,283	196,660	75.56%
Corporate bonds	7,880	7,835	3.05%	7,880	7,845	3.01%
Mortgage backed securities	37,907	35,901	13.97%	38,126	37,761	14.51%
Asset backed securities	17,030	16,681	6.49%	18,374	17,968	6.90%
Total	$248,684	256,928	100.00%	$250,722	260,293	100.00%

The table below summarizes the contractual maturities of securities at March 31, 2020:

	Amortized Cost	Estimated Fair Value
Due within one year	$1,000	$998
Due in one to five years	2,311	2,312
Due in five to ten years	10,330	10,725
Due after ten years	180,106	190,311
Mortgage backed securities	37,907	35,901
Asset backed securities	17,030	16,681
Total	$248,684	$256,928

Premises and Equipment

Premises and equipment, net, totaled $27,609 at March 31, 2020 compared to $21,376 at December 31, 2019, a net increase of $6,233, or 29.2%. Premises and equipment purchases amounted to approximately $457 during the three months ended March 31, 2020 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $598. As part of the TCB Holdings Transaction, $6,440 of premises and equipment were acquired effective January 1. 2020. At March 31, 2020, we operated from 21 retail banking locations as well as five stand-alone mortgage loan production offices. At March 31, 2020, our branches were located in Cheatham, Davidson, Hamilton, Hickman, Maury, Robertson, Rutherford, Sumner and Williamson counties in Tennessee. As of March 31, 2020, our mortgage loan production offices were located in Brentwood, Chattanooga, Hendersonville, and Memphis, Tennessee as well as two in Little Rock, Arkansas and one in Crosset, Arkansas.

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

At March 31, 2020, total deposits were $1,722,448, an increase of $138,659, or 8.8%, compared to $1,583,789 at December 31, 2019. During the three months ended March 31, 2020, noninterest bearing demand deposits increased by $60,480, interest-bearing demand deposits increased by $17,586, savings and money market deposits increased by $86,026, and time deposits decreased by $25,433. The primary factor for of the increase in deposits is attributable to the deposits acquired related to TCB Holdings Transaction which totaled $210,528. During the quarter ending March 31, 2020, management shifted from using brokered time deposits to transactional deposits and to using FHLB advances.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at March 31, 2020.

March 31, 2020
Twelve months or less	$222,166
Over twelve months through three years	26,918
Over three years	3,713
Total	$252,797

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We slightly exceeded our policy as of March 31, 2020 for the 12-month cumulative repricing gap. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these reasons and as a result of other model shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(1.4)%	(15)%	(3.5)%	(15)%
-100 bp	(0.6)%	(10)%	(2.4)%	(10)%
+100 bp	(0.7)%	(10)%	1.8%	(10)%
+200 bp	(0.2)%	(15)%	4.2%	(15)%
+300 bp	0.8%	(20)%	6.6%	(20)%
+400 bp	1.7%	(25)%	8.9%	(25)%

We were in compliance with our earnings simulation model policies as of March 31, 2020, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At March 31, 2020, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At March 31, 2020, FHLB advances totaled $127,628 compared to $10,737 as of December 31, 2019. The increase in FHLB advances generally is in conjunction with the decrease in time deposits to decrease more expensive brokered deposits.

At March 31, 2020, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2020	$115,000	0.24%
2021	7,312	2.33%
2022	506	1.22%
2023	4,205	2.36%
2024	605	2.50%
	$127,628	0.44%

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of March 31, 2020, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

On December 13, 2019, Reliant Bancorp issued and sold $60.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Subordinated Notes”). The Subordinated Notes will bear interest at an initial rate of 5.125%, payable semi-annually until December 15, 2024, at which time the Subordinated Notes will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero), plus a spread of 376.5 basis points. If the three-month SOFR rises during the floating interest period, the cost of the Subordinated Notes will increase, thereby negatively affecting our net income.

Capital

Stockholders’ equity was $234,672 at March 31, 2020, an increase of $10,919, or 4.9%, from $223,753 at December 31, 2019. During the three months ended March 31, 2020, the Company completed the TCB Holdings Transaction which increased stockholders' equity $18,041. This increase was primarily offset during the quarter by dividends declared of $1,207, a net loss of $1,191, and an other comprehensive loss of $6,084. Contributions from the noncontrolling interest of $976 were recognized in the quarter. The increase in stockholders' equity mitigated by the growth in the Bank's assets led to an increase in the Bank’s March 31, 2020 Tier 1 leverage ratio to 10.58% compared with 10.30% at December 31, 2019 (see other ratios discussed further below). Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common dividends of $1,274 (of which $76 were declared in the prior year) were paid during the three months ended March 31, 2020.

On July 14, 2017, the Company filed a Registration Statement on Form S-3 to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depository shares, (v) warrants, and (vi) units, up to a maximum aggregate offering price of $75,000,000. The net proceeds from any offering will be used for general corporate purposes including acquisitions, capital expenditures, investments, and the repayment, redemption, or refinancing of any indebtedness or other securities. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities. The Securities and Exchange Commission declared the Registration Statement on Form S-3 effective on August 17, 2017, and the Registration Statement on Form S-3 will expire on August 17, 2020.

Banks as regulated institutions are required to maintain certain levels of capital. The Federal Reserve Board of Governors, the primary federal regulator for the Bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. We regularly review our capital adequacy to ensure compliance with these regulations and guidelines and to help ensure that sufficient capital is available for current and future needs. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder returns.

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2020 and December 31, 2019 for the Company and Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Company
Tier I leverage	$183,873	8.91%	$82,547	4.00%	$103,184	5.00%
Common equity Tier 1	172,103	9.54%	126,281	7.00%	117,261	6.50%
Tier I risk-based capital	183,873	10.19%	153,378	8.50%	144,356	8.00%
Total risk-based capital	258,040	14.30%	189,452	10.50%	180,430	10.00%

Bank
Tier I leverage	$217,399	10.58%	$82,192	4.00%	$102,741	5.00%
Common equity Tier 1	217,399	12.13%	125,457	7.00%	116,496	6.50%
Tier I risk-based capital	217,399	12.13%	152,341	8.50%	143,379	8.00%
Total risk-based capital	232,945	13.00%	188,148	10.50%	179,188	10.00%

December 31, 2019
Company
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancing tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows at March 31, 2020:

March 31, 2020
Unused lines of credit	$365,838
Standby letters of credit	17,027
Total commitments	$382,865

Other Off-Balance Sheet Arrangements

The Company utilizes interest rate swaps to mitigate interest rate risk. The total notional amount of swap agreements was $179,605 and $129,605 respectively, at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the contracts had negative fair values totaling $9,618 and $2,708, respectively.

Emerging Growth Company Status

Reliant Bancorp is presently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements of public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company through fiscal year ended December 31, 2020, or until such earlier time that we have more than $1.07 billion in total annual gross revenues, have more than $700 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Management cannot predict if investors will find Reliant Bancorp’s common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for its common stock and Reliant Bancorp’s stock price may be more volatile.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019 except as described below.

We may not be able to successfully integrate businesses recently acquired or to realize the anticipated benefits of the acquisitions.

We have begun the process of integrating TCB Holdings and FABK. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with these businesses we acquired without encountering difficulties, such as:

•the loss of key employees;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel, technology and credit; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of TCB Holdings and FABK. Further, we entered into definitive agreements to acquire TCB Holdings and FABK with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether we integrate TCB Holdings and FABK in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframes, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We have incurred and will continue to incur significant transaction and merger-related costs in connection with the recently completed acquisitions.

We have incurred and expect to continue to incur significant costs associated with combining the operations of TCB Holdings and FABK with our operations. Unanticipated costs may be incurred in the integration of our business with the businesses of TCB Holdings and FABK. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of these businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented suspension of "non-essential" economic activity and a related increase in unemployment. Since the COVID-19 outbreak, record weekly claims for unemployment have occurred and stock markets have declined in value with bank stocks in particular, having significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the COVID- 19 has caused us to modify our business practices, including face-to-face customer interactions, employee travel, employee work locations, and deploying virtual meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business or that of our customers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As a participating lender in the PPP, the Company is subject to additional risk of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and the risks that the SBA may not fund some or all PPP loan guarantees.

On March 27, 2020, President Trump signed into law the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the “Paycheck Protection Program.” Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations. The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 to January 31, 2020	—	$—	—	$—
February 1, 2020 to February 29, 2020	2,505	$21.75	—	$—
March 1, 2020 to March 31, 2020	1,332	$13.74	—	$15,000
January 1 2020 to March 31, 2020	3,837	$18.97	—	$15,000
(1)During the quarter ended March 31, 2020, 15,000 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 3,837 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On March 10, 2020, the Company's board of directors authorized a stock repurchase plan allowing the Company to repurchase up to $15 million of outstanding Company common stock (the "Repurchase Plan"). As of March 31, 2020, the Company had not repurchased any shares of the Company's common stock under the Repurchase Plan. The Repurchase Plan does not obligate the Company to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Charter of Reliant Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Quarterly Report on Form 10-Q filed on November 6, 2018).

3.2	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., effective June 15, 2018 (incorporated by reference to Exhibit 3.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 21, 2018).

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 of Reliant Bancorp's Registration Statement on Form S-8 filed on December 19, 2018).

4.2	Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.17 to Form S-4 filed July 3, 2014).

4.3	2015 Equity Incentive Plan (incorporated by reference to Appendix A to Reliant Bancorp’s definitive proxy statement on Schedule 14A filed May 14, 2015).

4.4	Reliant Bancorp, Inc. 2018 Employee Stock Purchase Plan (incorporates by reference to Reliant Bancorp’s definitive proxy statement on Schedule 14A filed on April 10, 2018).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Documents.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

May 8, 2020	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	/s/ J. Daniel Dellinger
J. Daniel Dellinger
Chief Financial Officer
(Principal Financial Officer)