Form 10-Q
period 2020-06-30
Reliant Bancorp, Inc.
filed 2020-08-10
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 4, 2020 was 16,248,617, excluding 383,110 unexchanged shares in connection with acquisitions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of Reliant Bancorp, Inc. (“Reliant Bancorp”) to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others:

(1) the global health and economic crisis precipitated by the coronavirus (COVID-19) pandemic;
(2) actions taken by governments, businesses and individuals in response to the coronavirus (COVID-19) pandemic;
(3) the pace of recovery when the coronavirus (COVID-19) pandemic subsides;
(4) the possible recurrence of the coronavirus (COVID-19);
(5) changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry such as, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (or the CARES Act);
(6) the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
(7) increased levels of other real estate, primarily as a result of foreclosures;
(8) the impact of liquidity needs on our results of operations and financial condition;
(9) competition from financial institutions and other financial service providers;
(10) the effect of interest rate increases on the cost of deposits;
(11) unanticipated weakness in loan demand or loan pricing;
(12) greater than anticipated adverse conditions in the national economy or local economies in which we operate, including Middle Tennessee;
(13) lack of strategic growth opportunities or our failure to execute on available opportunities;
(14) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
(15) economic crises and associated credit issues in industries most impacted by the coronavirus (COVID-19) pandemic, including the restaurant, hospitality and retail sectors;
(16) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
(17) our ability to effectively manage problem credits;
(18) our ability to successfully implement efficiency initiatives on time and with the results projected;
(19) our ability to successfully develop and market new products and technology;
(20) the impact of negative developments in the financial industry and United States and global capital and credit markets;
(21) our ability to retain the services of key personnel;
(22) our ability to adapt to technological changes;
(23) risks associated with litigation, including the applicability of insurance coverage;
(24) the vulnerability of the computer and information technology systems and networks of Reliant Bank (the “Bank”), and the systems and networks of third parties with whom Reliant Bancorp or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
(25) changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
(26) adverse results (including costs, fines, reputational harm, and/or other negative effects) from current or future litigation, regulatory examinations, or other legal or regulatory actions;
(27) the risk that expected cost savings and revenue synergies from (a) the merger of Reliant Bancorp and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) (the “TCB Holdings Transaction”) or (b) the merger of Reliant Bancorp and First Advantage Bancorp (“FABK”) (the “FABK Transaction” and, together with the TCB Holdings Transaction, collectively, the “Transactions”), may not be realized or may take longer than anticipated to be realized;
(28) the effect of the Transactions on our customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of Reliant Bancorp’s common stock;
(29) the risk that the businesses and operations of TCB Holdings and its subsidiaries and of FABK and its subsidiaries cannot be successfully integrated with the business and operations of Reliant Bancorp and its subsidiaries or that integration will be more costly or difficult than expected;

(30) the amount of costs, fees, expenses, and charges related to the Transactions, including those arising as a result of unexpected factors or events;
(31) reputational risk associated with and the reaction of our customers, suppliers, employees, or other business partners to the Transactions;
(32) the risk associated with Reliant Bancorp management’s attention being diverted away from the day-to-day business and operations of Reliant Bancorp to the integration of the Transactions; and
(33) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Further, statements about the potential effects of the coronavirus (COVID-19) pandemic on our business, financial condition, liquidity, or results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, other third parties, and us.

You should also consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which address additional factors that could cause our actual results to differ from those set forth in forward-looking statements and could materially and adversely affect our business, operating results, and financial condition. The risks discussed in this Quarterly Report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors, many of which are beyond our ability to control or predict. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or otherwise listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)
(Dollar amounts in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$93,838	$50,990
Federal funds sold	638	52
Total cash and cash equivalents	94,476	51,042
Securities available for sale	249,014	260,293
Loans, net	2,299,087	1,397,374
Mortgage loans held for sale, net	101,579	37,476
Accrued interest receivable	13,901	7,111
Premises and equipment, net	34,194	21,064
Operating leases right of use assets	15,452	—
Restricted equity securities, at cost	17,509	11,279
Other real estate, net	2,514	750
Cash surrender value of life insurance contracts	67,723	46,632
Deferred tax assets, net	9,787	3,933
Goodwill	51,058	43,642
Core deposit intangibles	12,293	7,270
Other assets	23,025	10,601
TOTAL ASSETS	$2,991,612	$1,898,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$519,684	$260,073
Interest-bearing demand	288,710	152,718
Savings and money market deposit accounts	771,505	408,724
Time	950,163	762,274
Total deposits	2,530,062	1,583,789
Accrued interest payable	2,918	2,022
Subordinated debentures	70,413	70,883
Federal Home Loan Bank advances	49,121	10,737
Operating lease liabilities	16,591	—
Other liabilities	26,964	7,283
TOTAL LIABILITIES	2,696,069	1,674,714
Preferred stock, $1 par value; 10,000,000 shares authorized, no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 16,631,604 and 11,206,254 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	16,632	11,206
Additional paid-in capital	232,436	167,006
Retained earnings	45,351	40,472
Accumulated other comprehensive income	1,124	5,069
TOTAL STOCKHOLDERS’ EQUITY	295,543	223,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,991,612	$1,898,467
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$33,447	$16,960	$54,092	$33,129
Interest and fees on loans held for sale	815	198	1,375	351
Interest on investment securities, taxable	128	587	579	1,090
Interest on investment securities, nontaxable	1,317	1,650	2,688	3,368
Federal funds sold and other	208	297	487	597
TOTAL INTEREST INCOME	35,915	19,692	59,221	38,535
INTEREST EXPENSE
Deposits
Demand	218	86	318	197
Savings and money market deposit accounts	1,531	1,051	2,506	2,181
Time	3,080	4,369	6,842	7,940
Federal Home Loan Bank advances and other	148	175	509	552
Subordinated debentures	982	198	1,975	391
TOTAL INTEREST EXPENSE	5,959	5,879	12,150	11,261
NET INTEREST INCOME	29,956	13,813	47,071	27,274
PROVISION FOR LOAN LOSSES	3,000	200	5,900	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,956	13,613	41,171	27,074
NONINTEREST INCOME
Service charges on deposit accounts	1,381	936	2,589	1,820
Gains on mortgage loans sold, net	2,248	1,225	3,821	1,785
Gain on securities transactions, net	327	175	327	306
Gain on sale of other real estate	11	—	25	—
Gain on disposal of premises and equipment	—	—	9	—
Other	455	362	933	725
TOTAL NONINTEREST INCOME	4,422	2,698	7,704	4,636
NONINTEREST EXPENSE
Salaries and employee benefits	12,464	7,706	21,701	14,971
Occupancy	2,026	1,358	3,512	2,710
Information technology	2,027	1,575	3,846	2,985
Advertising and public relations	228	275	581	529
Audit, legal and consulting	680	690	1,158	1,486
Federal deposit insurance	441	249	777	444
Merger expenses	2,632	1	6,818	3
Other operating	1,766	1,272	3,469	2,744
TOTAL NONINTEREST EXPENSE	22,264	13,126	41,862	25,872
INCOME BEFORE PROVISION FOR INCOME TAXES	9,114	3,185	7,013	5,838
INCOME TAX EXPENSE	1,634	501	724	873
CONSOLIDATED NET INCOME	7,480	2,684	6,289	4,965
NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	388	1,555	1,364	3,098
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,868	$4,239	$7,653	$8,063
Basic net income attributable to common shareholders, per share	$0.48	$0.38	$0.54	$0.71
Diluted net income attributable to common shareholders, per share	$0.48	$0.38	$0.54	$0.71
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income	$7,480	$2,684	$6,289	$4,965
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities, net of tax of $1,127 and $1,241 for the three months ended June 30, 2020 and 2019, respectively, and $508 and $2,962 for the six months ended June 30, 2020 and 2019, respectively	3,182	3,523	1,433	8,386
Net unrealized losses on interest rate swap derivatives net of tax of $284 and $304 or the three months ended June 30, 2020 and 2019, respectively, and $1,819 and $471for the six months ended June 30, 2020 and 2019, respectively	(802)	(861)	(5,137)	(1,331)
Reclassification adjustment for gains included in net income, net of tax of $86 and $46 for the three months ended June 30, 2020 and 2019, respectively, and $86 and $80 for the six months ended June 30, 2020 and 2019, respectively	(241)	(129)	(241)	(226)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,139	2,533	(3,945)	6,829
TOTAL COMPREHENSIVE INCOME	$9,619	$5,217	$2,344	$11,794

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2020	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock and dividend forfeiture	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672
Stock based compensation expense	—	—	485	—	—	—	485
Exercise of stock options	1,021	1	14	—	—	—	15
Employee Stock Purchase Plan stock issuance	8,344	8	108	—	—	—	116
Restricted stock awards	3,022	3	(3)	—	—	—	—
Restricted stock and dividend forfeiture	(1,697)	(1)	1	—	—	—	—
Conversion shares issued to shareholders of First Advantage Bancorp	4,606,419	4,607	47,308	—	—	—	51,915
Noncontrolling interest contributions	—	—	—	—	—	388	388
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,667)	—	—	(1,667)
Net income (loss)	—	—	—	7,868	—	(388)	7,480
Other comprehensive income	—	—	—	—	2,139	—	2,139
BALANCE - JUNE 30, 2020	16,631,604	$16,632	$232,436	$45,351	$1,124	$—	$295,543

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2019	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	250	—	—	—	250
Exercise of stock options	2,183	2	26	—	—	—	28
Restricted stock awards	3,000	3	(3)	—	—	—	—
Restricted stock forfeiture	(3,750)	(4)	4	1	—	—	1
Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)
Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543
Cash dividends declared to common shareholders ($0.09 per share)	—	—	—	(1,035)	—	—	(1,035)
Net income (loss)	—	—	—	3,824	—	(1,543)	2,281
Other comprehensive income	—	—	—	—	4,296	—	4,296
BALANCE - MARCH 31, 2019	11,502,285	$11,502	$172,886	$30,119	$612	$—	$215,119
Stock based compensation expense	—	—	280	—	—	—	280
Exercise of stock options	24,523	25	298	—	—	—	323
Employee Stock Purchase Plan stock issuance	4,728	5	85	—	—	—	90
Restricted stock awards	5,000	5	(5)	—	—	—	—
Restricted stock and dividend forfeiture	(4,000)	(4)	4	—	—	—	—
Common stock shares redeemed	(335,973)	(336)	(7,296)	—	—	—	(7,632)
Noncontrolling interest contributions	—	—	—	—	—	1,555	1,555
Cash dividends declared to common shareholders ($0.09 per share)	—	—	—	(1,009)	—	—	(1,009)
Net income (loss)	—	—	—	4,239	—	(1,555)	2,684
Other comprehensive income	—	—	—	—	2,533	—	2,533
BALANCE - JUNE 30, 2019	11,196,563	$11,197	$166,252	$33,349	$3,145	$—	$213,943

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollar amounts in thousands)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2020	2019
Consolidated net income	$6,289	$4,965
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for loan losses	5,900	200
Deferred income taxes	1,997	1,880
Gain on disposal of premises and equipment	(9)	—
Depreciation and amortization of premises and equipment	1,327	991
Net amortization of securities	1,354	1,586
Net realized gains on sales of securities	(327)	(306)
Gains on mortgage loans sold, net	(3,821)	(1,785)
Stock-based compensation expense	834	530
Gain on other real estate	(25)	—
Increase in cash surrender value of life insurance contracts	(687)	(555)
Mortgage loans originated for resale	(184,146)	(57,816)
Proceeds from sale of mortgage loans	129,742	63,853
Other accretion, net of other amortization	(4,184)	(380)
Change in
Accrued interest receivable	(3,457)	968
Other assets	(10,478)	(3,202)
Accrued interest payable	(1,352)	(96)
Other liabilities	2,323	(4,389)
TOTAL ADJUSTMENTS	(65,009)	1,479
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(58,720)	6,444
INVESTING ACTIVITIES
Cash used to convert shares, and redeem stock options and fractional shares, net of cash received	(8,500)	—
Activities in available for sale securities
Purchases	(6,000)	(41,083)
Sales	103,668	52,434
Maturities, prepayments and calls	9,635	5,418
(Redemptions) purchases of restricted equity securities	(2,009)	202
Net increase in loans	(108,983)	(81,026)
Purchase of buildings, leasehold improvements, and equipment	(2,566)	(590)
Proceeds from sale of premises and equipment	90	—
Proceeds from sale of other real estate	889	—
NET CASH (USED IN) INVESTING ACTIVITIES	(13,776)	(64,645)
FINANCING ACTIVITIES
Net change in deposits	128,110	112,388
Net change in other borrowings acquired from merger	(58)	—
Net change in advances from Federal Home Loan Bank	(10,617)	(46,352)
Issuance of common stock, net of repurchase of restricted shares	—	351
Issuance of common stock related to exercise of stock options and ESPP	139	90
Redemption of common stock to settle tax liability on restricted stock	(73)	(8,291)
Noncontrolling interest contributions received	1,364	2,905
Cash dividends paid on common stock	(2,935)	(2,071)
NET CASH PROVIDED BY FINANCING ACTIVITIES	115,930	59,020
NET CHANGE IN CASH AND CASH EQUIVALENTS	43,434	819
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,042	35,178
CASH AND CASH EQUIVALENTS - END OF PERIOD	$94,476	$35,997
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$12,382	$11,357
Taxes	$31	$536

Non-cash investing and financing activities
Unrealized gain on securities available-for-sale	$2,745	$12,099
Unrealized gain (loss) on derivatives	$8,087	$(2,859)
Change in due to/from noncontrolling interest	$1,364	$3,098
Acquired bank facilities no longer in use transferred to other real estate owned and foreclosed assets from premises and equipment	$2,420	$—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$—	$848
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Reliant Bancorp, Inc. conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. The following is a brief summary of the significant policies.

Nature of Operations

Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank. Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). Reliant Bank, Reliant Bancorp's wholly-owned bank subsidiary, provides a full range of traditional banking products and services to business and consumer clients throughout Middle Tennessee and the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area (the “Nashville MSA”) and Chattanooga, Tennessee. Reliant Bank operates banking centers in Cheatham, Davidson, Hamilton, Hickman, Maury, Montgomery, Robertson, Rutherford, Sumner, and Williamson counties, Tennessee. Additionally, Reliant Bank operates mortgage offices in Brentwood, Chattanooga, Hendersonville, and Memphis, Tennessee, as well as two in Little Rock and one in Crossett, Arkansas. On January 1, 2020, TCB Holdings, a community banking organization headquartered in Ashland City, Tennessee, was merged with and into Reliant Bancorp. On April 1, 2020, First Advantage Bancorp, a community banking organization headquartered in Clarksville, Tennessee, was merged with and into Reliant Bancorp (See Note 12).

Reliant Risk Management, Inc., a newly-formed, wholly-owned insurance captive subsidiary of Reliant Bancorp, Inc. that began operations on June 1, 2020, is a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Reliant Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

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

The consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, Inc., Reliant Bank (the "Bank"), Community First Trups Holding Company ("TRUPS"), which is wholly owned by Reliant Bancorp, Inc., Reliant Risk Management, Inc. ("Risk"), which is wholly owned by Reliant Bancorp Inc., Reliant Investment Holdings, LLC ("Holdings"), which is wholly owned by the Bank, and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. Reliant Bancorp Inc., the Bank, TRUPS, Risk, Holdings, and RMV are collectively referred to herein as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation. As described in Note 12 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and TCB Holdings merged effective on January 1, 2020, and Reliant Bancorp, Inc. and FABK merged effective April 1, 2020. The accounting and reporting policies of the Company conform to U.S. GAAP and general practices in the banking industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, the valuation of other real estate, the valuation of debt and equity securities, the valuation of deferred tax assets and fair values of financial instruments.

The consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recently Adopted Accounting Pronouncements

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies, “Recent Authoritative Accounting Guidance” in the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to previously issued accounting standards updates.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 went into effect for the Company on January 1, 2020 and the Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The effect of implementing this pronouncement resulted in right to use assets of $11,973 and a similar corresponding liability, as of January 1, 2020.

ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." In March 2020, the FASB issued Topic 848 amendments to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the effect of the pronouncement on the consolidated financial statements, noting no significant impact.

Newly Issued not yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is expected to be effective on January 1, 2023. We are currently evaluating the potential impact of ASU 2016-13 on the Company's financial statements. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in this ASU improve the codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to credit losses will be effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of these ASUs on the Company’s consolidated financial statements. While we are currently unable to reasonably estimate the impact of adopting these ASUs, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not currently expected to have a significant impact on the Company's consolidated financial statements as it simplifies the test of impairment of goodwill.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$54	$1	$—	$55
State and municipal	171,979	13,865	(118)	185,726
Corporate bonds	11,250	99	(83)	11,266
Mortgage-backed securities	37,624	350	(1,531)	36,443
Asset-backed securities	15,791	—	(267)	15,524
Total	$236,698	$14,315	$(1,999)	$249,014

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$59	$—	$—	$59
State and municipal	186,283	10,413	(36)	196,660
Corporate bonds	7,880	97	(132)	7,845
Mortgage-backed securities	38,126	296	(661)	37,761
Asset-backed securities	18,374	—	(406)	17,968
Total	$250,722	$10,806	$(1,235)	$260,293

Securities pledged at June 30, 2020 and December 31, 2019 had a carrying amount of $43,972 and $46,918, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The fair values of available for sale debt securities at June 30, 2020 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage- and asset-backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$500	$498
Due in one to five years	2,179	2,180
Due in five to ten years	14,693	15,379
Due after ten years	165,911	178,990
Mortgage-backed securities	37,624	36,443
Asset-backed securities	15,791	15,524
Total	$236,698	$249,014

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2020
State and municipal	$1,879	$118	$—	$—	$1,879	$118
Corporate bonds	4,669	81	499	2	5,168	83
Mortgage-backed securities	15,045	822	12,250	709	27,295	1,531
Asset-backed securities	821	1	14,633	266	15,454	267
Total temporarily impaired	$22,414	$1,022	$27,382	$977	$49,796	$1,999

December 31, 2019
State and municipal	$1,960	$36	$—	$—	$1,960	$36
Corporate bonds	—	—	2,499	132	2,499	132
Mortgage-backed securities	16,104	286	9,081	375	25,185	661
Asset-backed securities	—	—	17,682	406	17,682	406
Total temporarily impaired	$18,064	$322	$29,262	$913	$47,326	$1,235

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. There were 37 and 47 securities in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2020 and December 31, 2019 were comprised as follows:

	June 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$452,628	$245,515
Real Estate
1-4 Family Residential	360,908	227,529
1-4 Family HELOC	85,050	96,228
Multi-family and Commercial	883,751	536,845
Construction, Land Development and Farmland	337,459	273,872
Consumer	195,510	16,855
Other	7,203	13,180
Total	2,322,509	1,410,024
Less
Deferred loan fees	5,185	72
Allowance for loan losses	18,237	12,578
Loans, net	$2,299,087	$1,397,374

Activity in the allowance for loan losses by portfolio segment was as follows for the six months ended June 30, 2020 and June 30, 2019, respectively:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at December 31, 2019	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578
Charge-offs	(539)	—	(114)	(60)	(98)	(295)	—	(1,106)
Recoveries	70	11	4	747	3	30	—	865
Provision	2,615	3,111	(413)	(513)	446	672	(18)	5,900
Ending balance at June 30, 2020	$4,675	$8,407	$2,126	$1,454	$975	$584	$16	$18,237

Beginning balance at December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Charge-offs	(168)	—	—	(17)	—	(21)	(13)	(219)
Recoveries	294	59	201	216	11	12	—	793
Provision	4	225	6	(77)	19	13	10	200
Ending balance at June 30, 2019	$1,881	$4,713	$2,707	$1,455	$686	$188	$36	$11,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$818	$—	$—	$—	$—	$—	$—	$818
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	3,857	8,407	2,126	1,454	975	584	16	17,419
Total	$4,675	$8,407	$2,126	$1,454	$975	$584	$16	$18,237
Loans
Individually evaluated for impairment	$1,218	$2,667	$1,817	$1,474	$318	$—	$—	$7,494
Acquired with credit impairment	441	1,341	796	1,005	14	1,326	—	4,923
Collectively evaluated for impairment	450,969	879,743	334,846	358,429	84,718	194,184	7,203	2,310,092
Total	$452,628	$883,751	$337,459	$360,908	$85,050	$195,510	$7,203	$2,322,509

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
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

1-4 family residential real estate: Residential real estate loans, which include related manufactured homes with real estate, represent loans to consumers or investors to finance a residence. These loans are typically financed on 15- to 30-year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV"), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these market values impact the depth of potential losses in this portfolio segment.

1-4 family HELOC: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV, minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these market values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures as well as manufactured homes without real estate. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Loans to finance manufactured homes that are not secured by real estate are classified as consumer loans and have standard monthly payments and fixed repayment schedules of 15 to 23 years. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Non-accrual loans by class of loan were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$928	$572
Multi-family and Commercial Real Estate	2,711	1,276
Construction, Land Development and Farmland	412	555
1-4 Family Residential Real Estate	1,468	1,344
1-4 Family HELOC	241	296
Consumer	1,781	28
Total	$7,541	$4,071

Performing non-accrual loans totaled $2,392 and $1,332 at June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Individually impaired loans by class of loans were as follows at June 30, 2020:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$2,845	$670	$989	$1,659	$818
Multi-family and Commercial Real Estate	5,691	4,008	—	4,008	—
Construction, Land Development and Farmland	3,081	2,613	—	2,613	—
1-4 Family Residential Real Estate	3,121	2,479	—	2,479	—
1-4 Family HELOC	438	332	—	332	—
Consumer	3,132	1,326	—	1,326	—
Total	$18,308	$11,428	$989	$12,417	$818

Individually impaired loans by class of loans were as follows at December 31, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$1,154	$—	$1,154	$1,154	$755
Multi-family and Commercial Real Estate	2,624	2,611	—	2,611	—
Construction, Land Development and Farmland	2,348	1,860	171	2,031	17
1-4 Family Residential Real Estate	1,419	1,315	—	1,315	—
1-4 Family HELOC	376	374	—	374	—
Total	$7,921	$6,160	$1,325	$7,485	$772

The average balances of impaired loans for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Commercial, Industrial and Agricultural	$1,200	$791
Multi-family and Commercial Real Estate	3,076	2,548
Construction, Land Development and Farmland	2,017	2,747
1-4 Family Residential Real Estate	1,915	1,639
1-4 Family HELOC	380	99
Consumer	448	11
Total	$9,036	$7,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

        Grade 4 - Average (Pass)
This grade includes loans to borrowers with a financial condition that is satisfactory and comparable to industry standards. The borrower has verifiable net worth, providing over time average asset protection. The borrower's cash flows are sufficient to satisfy debt service requirements. Risk of loss is below average.

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
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Credit quality indicators by class of loan were as follows at June 30, 2020:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$448,744	$1,551	$2,333	$452,628
1-4 Family Residential Real Estate	357,377	115	3,416	360,908
1-4 Family HELOC	84,718	—	332	85,050
Multi-family and Commercial Real Estate	877,359	705	5,687	883,751
Construction, Land Development and Farmland	335,771	—	1,688	337,459
Consumer	192,837	9	2,664	195,510
Other	5,683	1,520	—	7,203
Total	$2,302,489	$3,900	$16,120	$2,322,509

Credit quality indicators by class of loan were as follows at December 31, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$241,089	$2,382	$2,044	$245,515
1-4 Family Residential Real Estate	225,809	—	1,720	227,529
1-4 Family HELOC	95,678	—	550	96,228
Multi-family and Commercial Real Estate	531,055	1,519	4,271	536,845
Construction, Land Development and Farmland	272,440	—	1,432	273,872
Consumer	16,634	—	221	16,855
Other	13,180	—	—	13,180
Total	$1,395,885	$3,901	$10,238	$1,410,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Past due status by class of loan was as follows at June 30, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$600	$5	$490	$1,095	$451,533	$452,628
1-4 Family Residential Real Estate	790	760	483	2,033	358,875	360,908
1-4 Family HELOC	—	—	198	198	84,852	85,050
Multi-family and Commercial Real Estate	—	—	2,166	2,166	881,585	883,751
Construction, Land Development and Farmland	411	569	225	1,205	336,254	337,459
Consumer	407	326	913	1,646	193,864	195,510
Other	—	—	—	—	7,203	7,203
Total	$2,208	$1,660	$4,475	$8,343	$2,314,166	$2,322,509

Past due status by class of loan was as follows at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$79	$4	$572	$655	$244,860	$245,515
1-4 Family Residential Real Estate	501	236	229	966	226,563	227,529
1-4 Family HELOC	—	—	296	296	95,932	96,228
Multi-family and Commercial Real Estate	485	—	558	1,043	535,802	536,845
Construction, Land Development and Farmland	255	—	339	594	273,278	273,872
Consumer	38	26	64	128	16,727	16,855
Other	—	—	—	—	13,180	13,180
Total	$1,358	$266	$2,058	$3,682	$1,406,342	$1,410,024

There were no loans past due 90 days or more and still accruing interest at June 30, 2020. However, credit card balances totaling $8 were past due 90 days or more and still accruing interest. At December 31, 2019, there was one loan totaling $64 past due 90 days or more and still accruing interest.

Mortgage loans held for sale of $101,579 are excluded from the loans and allowance tables herein. While the majority of this balance is current, loans past due 30-59 days are $3,270 and $184 as of June 30, 2020 and December 31, 2019, respectively. No mortgage loans held for sale were past due 60 days or more as of June 30, 2020 or December 31, 2019, respectively.

The following table presents loans by class modified as troubled debt restructurings ("TDRs") during the first six months of 2020. There were no loans that were modified as TDRs during the six months ended June 30, 2019.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
June 30, 2020
Commercial, Industrial and Agricultural	1	$150	$150
Multi-family and Commercial Real Estate	1	721	721
1-4 Family Residential	1	394	394
Total	3	$1,265	$1,265

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and subsequent regulatory guidance provide that financial institutions may elect to account for certain loan modifications due to COVID-19 as not TDRs. The Company had applied this guidance to approve initial modifications in April and May 2020 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

loans with principal balances of $530.7 million. The majority of these modifications were for a period of up to three months and contained either interest-only periods or full payment deferrals. Through August 5, 2020, further modifications were approved for $39.0 million of the loans previously modified. Additional modifications of these loans are likely to be executed in the third quarter of 2020.

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Upon completion of the FABK Transaction as disclosed in Note 12, we assumed their qualified SBA lender status. The Company originated $83.3 million of PPP loans in the second quarter of 2020 which are included in the commercial, industrial, and agricultural segment.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$1,192	$—
Multi-family and Commercial Real Estate	2,372	217
Construction, Land Development and Farmland	1,012	1,021
1-4 Family Residential Real Estate	1,314	231
1-4 Family HELOC	18	—
Consumer	2,416	—
Total outstanding balance	8,324	1,469
Less remaining purchase discount	3,401	246
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$4,923	$1,223

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$98	$110
New loans purchased	870	—
Year-to-date settlements	(80)	(7)
Balance at June 30,	$888	$103

NOTE 4 - OTHER REAL ESTATE

At June 30, 2020, and December 31, 2019, the Company held other real estate recorded at a value of $2,514 and $750, respectively, which represents fair value less costs to sell. The June 30, 2020 balance included retired bank facilities of $2,420 and two manufactured housing properties valued at $94. These residential properties were part of the four properties valued at $208 added through the acquisition of First Advantage Bank in the second quarter of 2020. During the three months ended June 30, 2020, the Company sold two of these properties resulting in a gain on sale of $11. Additionally, at June 30, 2020, there were three real estate loans with related balances totaling $320 in the process of foreclosure. Of the two retired bank facilities no longer in use, one sold as of July 31, 2020. Expenses related to other real estate totaled $4 for the three and six months ended June 30, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Impaired Loans: The fair value of an impaired loan with specific allocations of the allowance for loan losses is generally based on the present value of expected payments using the loan’s effective rate as the discount rate or recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets
U. S. Treasury and other U. S. government agencies	$55	$—	$55	$—
State and municipal	185,726	—	185,726	—
Corporate bonds	11,266	—	11,266	—
Mortgage backed securities	36,443	—	36,443	—
Asset backed securities	15,524	—	15,524	—

Liabilities
Derivative liabilities	$10,795	$—	$10,795	$—

December 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$59	$—	$59	$—
State and municipal	196,660	—	196,660	—
Corporate bonds	7,845	—	7,845	—
Mortgage backed securities	37,761	—	37,761	—
Asset backed securities	17,968	—	17,968	—
Derivative assets	688	—	688	—

Liabilities
Derivative liabilities	$3,396	$—	$3,396	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets
Impaired loans	$171	$—	$—	$171
Other real estate	2,514	—	—	2,514
Other repossessions	1,508	—	—	1,508

December 31, 2019
Assets
Impaired loans	$553	$—	$—	$553
Other real estate	750	—	—	750
Other repossessions	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2020 and December 31, 2019:

	Valuation Techniques (1)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate	Appraisal	Estimated costs to sell	10%
Other repossessions	Third-party guidelines	Estimated costs to sell	10%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$93,838	$93,838	$93,838	$—	$—
Federal funds sold	638	638	—	638	—
Loans, net	2,299,087	2,297,086	—	—	2,297,086
Mortgage loans held for sale	101,579	102,531	—	102,531	—
Accrued interest receivable	13,901	13,901	—	13,901	—
Restricted equity securities	17,509	17,509	—	17,509	—
Financial liabilities
Deposits	$2,530,062	$2,537,890	$—	$—	$2,537,890
Accrued interest payable	2,918	2,918	—	2,918	—
Subordinate debentures	70,413	67,543	—	—	67,543
Federal Home Loan Bank advances	49,121	49,552	—	—	49,552

December 31, 2019
Financial assets
Cash and due from banks	$50,990	$50,990	$50,990	$—	$—
Federal funds sold	52	52	—	52	—
Loans, net	1,397,374	1,383,719	—	—	1,383,719
Mortgage loans held for sale	37,476	38,379	—	38,379	—
Accrued interest receivable	7,111	7,111	—	7,111	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,583,789	$1,582,117	$—	$—	$1,582,117
Accrued interest payable	2,022	2,022	—	2,022	—
Subordinate debentures	70,883	71,454	—	—	71,454
Federal Home Loan Bank advances	10,737	10,755	—	—	10,755

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 6 - STOCK-BASED COMPENSATION

In 2006, the Board of Directors and shareholders of the Bank (then known as "Commerce Union Bank") approved the Commerce Union Bank Stock Option Plan (the “Plan”). The Plan provided for the granting of stock options for up to 625,000 shares of Bank common stock to employees and organizers and authorized the issuance of Bank common stock upon the exercise of such options. As part of the Bank's reorganization into a holding company corporate structure in 2012, all Bank options were replaced with Commerce Union Bancshares, Inc. (now known as "Reliant Bancorp, Inc.") options with no change in terms.

On March 10, 2015, the shareholders of Reliant Bancorp (then known as "Commerce Union Bancshares, Inc.") approved the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (the “A&R Plan”), which permits the grant of awards with respect to up to 1,250,000 shares of Reliant Bancorp common stock in the form of stock options. As part of the merger of Commerce Union Bank and Reliant Bank in 2015, all outstanding stock options of Reliant Bank were converted to stock options of Reliant Bancorp (then known as "Commerce Union Bancshares, Inc.") under the A&R Plan. Under the A&R Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than the fair market value of Reliant Bancorp's common stock on the grant date.

On June 18, 2015, the shareholders of Reliant Bancorp (then known as "Commerce Union Bancshares, Inc.") approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which reserves up to 900,000 shares of Reliant Bancorp common stock to be subject to awards under the plan, including awards in the form of stock options, restricted stock grants, performance-based awards, and other awards denominated or payable by reference to or based on or related to Reliant Bancorp common stock.

Common Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	149,293	$18.81	6.68 years	$553
Granted	—	$—
Exercised	(1,889)	$11.47
Forfeited or expired	(12,700)	$21.82
Outstanding at June 30, 2020	134,704	$18.68	6.13 years	$191
Exercisable at June 30, 2020	74,004	$15.63	4.82 years	$163

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2020	74,600	$6.08
Granted	—	$—
Vested	(3,200)	$5.91
Forfeited	(10,700)	$5.86
Non-vested options at June 30, 2020	60,700	$6.13

As of June 30, 2020, there was $267 of unrecognized future compensation expense to be recognized related to stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the six months ended June 30, 2020:

	Restricted Stock Units		Restricted Stock
	Underlying Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested units/shares at January 1, 2020	47,750	$23.30	90,960	$25.31
Granted	10,000	12.63	—	—
Vested	(3,022)	23.30	(16,466)	23.41
Forfeited	(978)	23.30	(5,534)	23.35
Non-vested units/shares at June 30, 2020	53,750	$21.31	68,960	$25.92

As of June 30, 2020, there was $981 of unrecognized compensation cost related to non-vested restricted stock and restricted stock unit awards.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the federal and state banking agencies. As of June 30, 2020, Reliant Bancorp fell under the Federal Reserve's Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”), which is generally applicable to bank holding companies with consolidated assets of less than $3 billion, and was, therefore, not subject to consolidated capital requirements. However, we have chosen to provide our consolidated capital ratios below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, the Federal Deposit Insurance Corporation (FDIC) approved final rules that substantially amended the regulatory risk-based capital rules applicable to Reliant Bancorp and the Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” ("Basel III") and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Basel III established a “capital conservation buffer” of 2.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer.

Capital amounts and ratios for Reliant Bancorp and the Bank (required) are presented below as of June 30, 2020 and December 31, 2019.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Reliant Bancorp
Tier I leverage	$243,428	8.47%	$114,960	4.00%	$143,700	5.00%
Common equity tier I	231,701	9.25%	175,341	7.00%	162,817	6.50%
Tier I risk-based capital	243,428	9.71%	213,094	8.50%	200,559	8.00%
Total risk-based capital	320,776	12.80%	263,150	10.50%	250,619	10.00%

Bank
Tier I leverage	$293,602	10.23%	$114,791	4.00%	$143,489	5.00%
Common equity tier I	293,602	11.74%	175,028	7.00%	162,526	6.50%
Tier I risk-based capital	293,602	11.74%	212,534	8.50%	200,032	8.00%
Total risk-based capital	312,264	12.49%	262,541	10.50%	250,039	10.00%

December 31, 2019
Reliant Bancorp
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity tier I	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity tier I	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic EPS Computation
Net income attributable to common shareholders	$7,868	$4,239	$7,653	$8,063
Weighted average common shares outstanding	16,496,817	11,196,898	14,196,254	11,300,095
Basic earnings per common share	$0.48	$0.38	$0.54	$0.71
Diluted EPS Computation
Net income attributable to common shareholders	$7,868	$4,239	$7,653	$8,063
Weighted average common shares outstanding	16,496,817	11,196,898	14,196,254	11,300,095
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	32,263	89,729	44,911	78,300
Adjusted weighted average common shares outstanding	16,529,080	11,286,627	14,241,165	11,378,395
Diluted earnings per common share	$0.48	$0.38	$0.54	$0.71

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

During the second quarter of 2019, RMV began acquiring loans from approved correspondent lenders and reselling them in the secondary market. These loans are not government agency-qualified loans and are of higher risk, such as jumbo loans or senior position home equity lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2020
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$29,420	$536	$—	$29,956
Provision for loan losses	3,000	—	—	3,000
Noninterest income	2,174	2,240	8	4,422
Noninterest expense (excluding merger expense)	16,433	3,199	—	19,632
Merger expense	2,632	—	—	2,632
Income tax expense (benefit)	1,661	(27)	—	1,634
Net income (loss)	7,868	(396)	8	7,480
Noncontrolling interest in net loss of subsidiary	—	396	(8)	388
Net income attributable to common shareholders	$7,868	$—	$—	$7,868

	Three Months Ended June 30, 2019
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,703	$110	$—	$13,813
Provision for loan losses	200	—	—	200
Noninterest income	1,473	1,235	(10)	2,698
Noninterest expense (excluding merger expense)	10,129	2,996	—	13,125
Merger expense	1	—	—	1
Income tax expense (benefit)	607	(106)	—	501
Net income (loss)	4,239	(1,545)	(10)	2,684
Noncontrolling interest in net loss of subsidiary	—	1,545	10	1,555
Net income attributable to common shareholders	$4,239	$—	$—	$4,239

	Six Months Ended June 30, 2020
	Retail Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$46,202	$869	$—	$47,071
Provision for loan losses	5,900	—	—	5,900
Noninterest income	3,883	3,804	17	7,704
Noninterest expense (excluding merger expense)	28,894	6,150	—	35,044
Merger expense	6,818	—	—	6,818
Income tax expense (benefit)	820	(96)	—	724
Net income (loss)	7,653	(1,381)	17	6,289
Noncontrolling interest in net loss of subsidiary	—	1,381	(17)	1,364
Net income attributable to common shareholders	$7,653	$—	$—	$7,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $160,000 as of June 30, 2020 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements.

Summary information related to the interest rate swaps designated as cash flow hedges as of June 30, 2020, is as follows:

Notional amounts	$160,000
Weighted average pay rates	2.050%
Weighted average receive rates	1.679%
Weighted average maturity	3.60 years
Unrealized losses	$9,034

Cash Flow Hedges

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended June 30, 2020:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Income (Ineffective Portion)
June 30, 2020
Interest rate contracts	$(5,137)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinate debentures	$10,000	$819	$10,000	$439
Short-term interest bearing liabilities	150,000	8,215	100,000	1,639
Total included in other liabilities	$160,000	$9,034	$110,000	$2,078

Fair Value Hedges

The following table reflects the fair value hedges included in the Consolidated Statements of Income for the six months ended June 30, 2020 and 2019, respectively:

Interest rate contracts	Location	June 30, 2020	June 30, 2019
Change in fair value on interest rate swaps hedging investments	Interest income	$(1,131)	$(1,057)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to investments	$—	$—	$—	$—
Total included in other assets	$—	$—	$—	$—

Included in other liabilities:
Interest rate swaps related to investments	19,605	1,761	19,605	630
Total included in other liabilities	$19,605	$1,761	$19,605	$630
NOTE 11 – INCOME TAXES

Income tax expense for the three and six months ended June 30, 2020 totaled $1,634 and $724, respectively, compared to $501 and $873, respectively, for the three and six months ended June 30, 2019. The effective tax rate for the three and six months ended June 30, 2020 was 17.9% and 10.3%, respectively, compared to 15.7% and 15.0%, respectively, for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, merger expenses and the provision expense had the impact of reducing taxable income and increasing the proportion of tax-exempt income to total income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 12 - BUSINESS COMBINATIONS

Tennessee Community Bank Holdings, Inc.

Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among Reliant Bancorp, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the TCB Holdings Agreement, TCB Holdings merged with and into the Reliant Bancorp (the “TCB Holdings Transaction”), with Reliant Bancorp as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Reliant Bancorp’s common stock, par value $1.00 per share (“Reliant Bancorp Common Stock”). The aggregate consideration payable by Reliant Bancorp in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction was 811,210 shares of Reliant Bancorp Common Stock and approximately $18,073 in cash. Reliant Bancorp did not issue fractional shares of Reliant Bancorp Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $430. All shares of Reliant Bancorp’s common stock outstanding immediately prior to the TCB Holdings Transaction were unaffected by the TCB Holdings Transaction.

The following table details the financial impact of the TCB Holdings Transaction, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Tennessee Community Bank Holdings, Inc., continued

Allocation of Purchase Price
Total consideration above	$36,547
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,026
Investment securities available for sale	56,336
Loans, net of unearned income	171,445
Accrued interest receivable	948
Premises and equipment	6,427
Cash surrender value of life insurance contracts	5,629
Restricted equity securities	909
Core deposit intangible	3,617
Other assets	833
Deposits	(210,538)
Deferred tax liability	(337)
Borrowings	(58)
FHLB advances	(13,102)
Other liabilities	(3,682)
Total fair value of net assets acquired	29,453
Goodwill	$7,094

CBT was a Tennessee-based full-service community bank with operations in Ashland City, Kingston Springs, Pegram, Pleasant View, and Springfield, Tennessee. These communities lie on the northwest perimeter of Nashville, Tennessee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

First Advantage Bancorp

Effective April 1, 2020, Reliant Bancorp completed the acquisition of FABK pursuant to the Agreement and Plan of Merger, dated October 22, 2019 (the “FABK Agreement”), by and among Reliant Bancorp, FABK, and First Advantage Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of FABK (“FAB”). On the terms and subject to the conditions set forth in the FABK Agreement, FABK merged with and into Reliant Bancorp (the “FABK Transaction”), with Reliant Bancorp as the surviving corporation. Immediately following the FABK Transaction, FAB merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the FABK Agreement, at the effective time of the FABK Transaction, each outstanding share of FABK common stock, par value $0.01 per share (the “FABK Common Stock”), other than certain excluded shares, was converted into the right to receive (i) 1.17 shares of Reliant Bancorp Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Reliant Bancorp Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the April 1, 2020 opening price for Reliant Bancorp Common Stock of $11.27 per share and 3,935,165 shares of FABK Common Stock outstanding on April 1, 2020, the consideration for the FABK Transaction was approximately $64,094, in the aggregate, or $16.28 per share of FABK Common Stock.

The following table details the financial impact of the FABK Transaction, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price
Shares of First Advantage Bancorp common stock outstanding as of April 1, 2020	3,935,165
Conversion of restricted stock units to shares of common stock of First Advantage Bancorp as of April 1, 2020	2,000
Total First Advantage Bancorp common stock outstanding as of April 1, 2020	3,937,165
Exchange ratio for Reliant Bancorp, Inc. common stock	1.17
Reliant Bancorp, Inc. common stock shares issued	4,606,483
Remove fractional shares	(64)
Reliant Bancorp, Inc. common stock shares issued	4,606,419
Reliant Bancorp, Inc. share price at April 1, 2020	$11.27
Estimated value of Reliant Bancorp, Inc. shares issued	51,914
Cash settlement for Reliant Bancorp, Inc. fractional shares ($11.74 per pro rata fractional share)	1
Cash settlement for First Advantage Bancorp common stock ($3.00 per share)	11,805
Cash settlement for First Advantage Bancorp restricted stock units ($3.00 per share)	6
Cash settlement for First Advantage Bancorp's 34,800 outstanding stock options ($30.00 settlement price less weighted average exercise price of $19.44)	368
Estimated fair value of First Advantage Bancorp	$64,094

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

First Advantage Bancorp, continued

Allocation of Purchase Price
Total consideration above	$64,094
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,159
Investment securities available for sale	35,970
Loans, net of unearned income	622,423
Mortgage loans held for sale, net	5,878
Premises and equipment	7,965
Deferred tax asset	6,791
Cash surrender value of life insurance contracts	14,776
Other real estate and repossessed assets	1,259
Core deposit intangible	2,280
Operating lease right-of-use assets	6,536
Other assets	10,529
Deposits	(608,690)
Borrowings	(35,962)
Operating lease liabilities	(6,536)
Other liabilities	(10,606)
Total fair value of net assets acquired	63,772
Goodwill	$322

FAB was a Tennessee-based full-service community bank headquartered in Clarksville, Tennessee. FAB operated branch offices in Montgomery, Davidson and Williamson counties, Tennessee and operated a loan production office in Knoxville, Tennessee primarily originating manufactured housing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the three and six months ended June 30, 2020 and 2019 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2019. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first three and six months of 2019 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2019. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue(1)	$33,340	$28,791	$63,564	$56,739
Net interest income	$28,918	$24,648	$54,629	$49,603
Net income attributable to common shareholders	$7,073	$8,014	$5,176	$15,585
(1) Net interest income plus noninterest income

NOTE 13 - LEASES

On January 1, 2020, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. Leases with initial terms of less than one year are not recorded on the balance sheet.

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

The implementation of the new standard resulted in recognition of a right-of-use asset of $12.0 million and a lease liability of $11.9 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The Company used a discount rate of 4.5% in determining the right-of-use asset and lease liability as of January 1, 2020.

Information related to the Company's operating leases is presented below:

June 30, 2020
Operating leases right of use assets	$15,452
Operating lease liabilities	$16,591
Weighted average remaining lease term (in years)	6.62
Weighted average discount rate	4.33%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The components of lease expense included in occupancy expenses for the three and six months ended June 30, 2020, were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	$854	$1,482
Short-term lease cost	—	—
Variable lease cost	98	178
Total lease cost	$952	$1,660

The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.

Lease expense for the three and six months ended June 30, 2019, prior to the adoption of ASU 2016-02, was $678 and $1,371, respectively.

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

Lease payments due on or before	June 30, 2020
June 30, 2021	$3,923
June 30, 2022	2,903
June 30, 2023	2,681
June 30, 2024	2,648
June 30, 2025	2,504
Thereafter	5,101
Total undiscounted cash flows	19,760
Discount on cash flows	(3,169)
Total lease liability	$16,591

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events for the six months ended June 30, 2020:

•Net income attributable to common shareholders totaled $7.7 million, or $0.54 per diluted common share, for the six months ended June 30, 2020 compared to $8.1 million, or $0.71 per diluted common share, during the same period in 2019.
•Merger expenses for the six months ended June 30, 2020 totaled $6.8 million.
•Loans increased $912.5 million for the six months ended June 30, 2020.
•Deposits increased $946.3 million for the six months ended June 30, 2020.
•Asset quality remained strong with nonperforming assets to total assets of 0.50 percent.
•Successfully closed the TCB Holdings and FABK transactions as well as conversions with Community Bank & Trust and First Advantage Bank.
The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.
Acquisition of parent company of CBT
Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings. On the terms and subject to the conditions set forth in the TCB Holdings Agreement, TCB Holdings merged with and into Reliant Bancorp, with Reliant Bancorp as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into Reliant Bank, with Reliant Bank continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of Reliant Bancorp's common stock. The aggregate consideration payable by Reliant Bancorp in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction was 811,210 shares of Reliant Bancorp Common Stock and approximately $18,073 in cash. Reliant Bancorp did not issue fractional shares of Reliant Bancorp Common Stock in connection with the TCB Holdings Transaction, but instead paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $430.
Acquisition of parent company of FAB
On October 22, 2019, Reliant Bancorp, PG Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Reliant Bancorp, and FABK entered into a definitive agreement providing for Reliant Bancorp to acquire FABK and FAB. Reliant Bancorp completed its acquisition of FABK and FAB effective April 1, 2020.

In accordance with the terms of the FABK Agreement, on April 1, 2020, (i) Merger Sub merged with and into FABK, with FABK being the surviving corporation and becoming a wholly-owned subsidiary of Reliant Bancorp, and (ii) immediately following the merger of FABK and Merger Sub, FABK merged with and into Reliant Bancorp, with Reliant Bancorp being the surviving corporation. Additionally, immediately following the merger of Reliant Bancorp and FABK, FAB merged with and into Reliant Bank, with Reliant Bank being the surviving bank.

As consideration for the FABK Transaction, each outstanding share of FABK Common Stock, other than certain excluded shares, at the effective time of the FABK Transaction converted into the right to receive (i) 1.17 shares of Reliant Bancorp Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Reliant Bancorp Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the March 31, 2020 closing price for Reliant Bancorp Common Stock of $11.27 per share and 3,937,165 shares of FABK Common Stock outstanding on March 31, 2020, the consideration for the FABK Transaction was approximately $64,094, in the aggregate, or $16.28 per share of FABK Common Stock.

Formation of Reliant Risk Management, Inc.

Reliant Risk Management, Inc. a newly-formed, wholly-owned insurance captive subsidiary of Reliant Bancorp, Inc. that began operations on June 1, 2020, is a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically feasible in today's insurance marketplace. It pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

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

Principles of Consolidation

The Company's consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, TRUPS, Holdings, Risk, and RMV. All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 12 to our consolidated financial statements, effective January 1, 2020, Reliant Bancorp and TCB Holdings merged and effective April 1, 2020, Reliant Bancorp and First Advantage Bancorp merged.

During 2011, the Bank and another entity organized RMV. Under the RMV operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses in arrears via additional capital contributions to RMV. As of June 30, 2020, RMV's cumulative losses to date totaled $15,803. RMV will have to generate net income of at least this amount before the Bank will participate in future cash flow distributions.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all loans acquired from TCB Holdings and FABK at fair value as of the dates of the TCB Holdings Transaction and the FABK Transaction, respectively, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management is required to establish an allowance for loan losses subsequent to the dates of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance for loan losses established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the TCB Holdings Transaction and the FABK Transaction that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. The Bank records an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

Allowance for Loan Losses

The allowance for loan losses ("allowance") is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions (national and local), and other factors such as changes in interest rates, portfolio concentrations, changes in the experience, ability, and depth of the lending function, levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The entire allowance is available for any loan that, in management’s judgment, should be charged off as uncollectible.

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

Coronavirus (COVID-19) Impact

The following is a description of the impact the novel coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.

Operational Impact

As part of our pandemic response, we have encouraged a significant portion of our employees to work from home. We have also extended virtual medical coverage to all employees as well as provided pay to employees who may have been exposed as they quarantine at home. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our earnings call and investor meetings which were held virtually this quarter. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. We have selected branches in each market open for limited hours, with the other branches closed except for advance appointments for essential services. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. It remains undetermined how long our banking centers will operate at these service levels. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

Loan Modifications

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

Through July 29, 2020, the Company had applied this guidance to approve initial modifications In April and May for loans with principal balances of $530.7 million. The majority of these modifications involved extensions of up to three months of either interest-only periods or full payment deferrals. Through August 5, 2020, further modifications were approved for $39.0 million of the loans previously modified. Additional modifications are likely to be executed in the third quarter of 2020.

	Initial Modification Requests through May 31, 2020	Subsequent Modification Requests through July 29, 2020
Commercial RE	$291,232	$1,485
Hospitality	96,047	30,012
Restaurant	54,067	—
C&I	34,851	6,095
Multifamily	14,757	1,422
Manufactured Housing	14,887	—
Church/Consumer/Medical	24,809	34
Total Modification Requests	$530,650	$39,048

Paycheck Protection Program (PPP) and Liquidity

The CARES Act provided for over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to administer new loan programs, including, but not limited to, the guarantee of loans under a new 7(a) loan program called the "Paycheck Protection Program".

An eligible business can apply for a PPP loan in an amount up to the lesser of: (1) 2.5 times its average monthly “payroll costs” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity for loans made prior to June 5, 2020, or a five-year loan term to maturity for loans made on or after June 5, 2020; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

Through June 30, 2020, we had received SBA authorizations for PPP loans totaling $83,291 and related fees of $3,301. Participation in the PPP will likely have an impact on the Company's asset mix and net interest margin for the remainder of 2020. At June 30, 2020, we had $98,000 in federal funds lines available and $293,800 of available borrowing capacity from correspondent banks. In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP. As such, the Company believes it has sufficient liquidity sources to continue to provide this important service to local businesses if and as additional funds are appropriated for the PPP.

As of June 30, 2020, the Bank's capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

Asset Impairment

At June 30, 2020, our level of non-performing assets was not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Risks

See Part II , Item 1A. "Risk Factors" for more information.

Allowance for Loan Loss

We are in regular communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. In the second quarter of 2020 we recorded a provision expense of $3.0 million, all of which can be attributed to increased risk factors related to the COVID-19 pandemic. Our losses year-to-date remain low but we continue to build reserves as we anticipate future downgrades and defaults may eventually result in losses.

See Note 3 to the Company's financial statements included in Part I, Item 1. "Consolidated Financial Statements (Unaudited)" and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations -Comparison of Balance Sheets at June 30, 2020 and December 31, 2019 - Allowance for Loan Losses” for more information.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Effect of Mergers
Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings.
As a result of the TCB Holdings Transaction, on January 1, 2020, the Company:

•increased consolidated total assets from $1,898.5 million to $2,157.1 million;
•increased total loans from $1,410.0 million to $1,581.5 million;
•increased total deposits from $1,583.8 million to $1,794.3 million; and
•expanded its employee base from 300 to 321 full time equivalent employees.

Effective April 1, 2020, Reliant Bancorp completed the acquisition of FABK.

As a result of the FABK Transaction, on April 1, 2020, the Company:

•increased consolidated total assets from $2,177.8 million to $2,883.6 million;
•increased total loans from $1,619.7 million to $2,242.1 million;
•increased total deposits from $1,722.4 million to $2,331.1 million; and
•expanded its employee base from 323 to 442 full time equivalent employees.

Earnings

Net income attributable to common shareholders amounted to $7,868, or $0.48 per basic share, and $7,653, or $0.54 per basic share, for the three and six months ended June 30, 2020, respectively, compared to $4,239, or $0.38 per basic share, and $8,063, or $0.71 per basic share, for the same periods in 2019, respectively. Diluted net income attributable to common shareholders was $0.48 and $0.54 per share for the three and six months ended June 30, 2020, respectively, compared to $0.38 and $0.71 per share for the three and six months ended June 30, 2019, respectively. The major components contributing to the change when compared to the prior year periods are an increase of 116.9% and 72.6% in net interest income for the three and six months ended June 30, 2020, respectively, and an increase of 63.9% and 66.2% in noninterest income for the three and six months ended June 30, 2020, respectively, and partially offset by an increase of 69.6% and 61.8% in noninterest expense (mainly driven by merger expenses) for the three and six months ended June 30, 2020, and an increase of $2,800 and $5,700 in provision for loan losses for the three and six months ended June 30, 2020, compared to the same periods in 2019. These and other components of earnings are discussed further below.

Non-GAAP Financial Measures

This Form 10-Q contains certain financial measures that are considered "non-GAAP financial measures" and should be read along with the accompanying tables. Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presente din accordance with U.S. GAAP. Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations and enhance comparability accross periods. Non-GAAP financial measures should not, however, be considered as an alternative to any measure of performance or financial condition as determined in accordance with U.S. GAAP, and readers should consider the Company’s performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and readers should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under U.S. GAAP. Non-GAAP financial measures presented by the Company may not be comparable to non-GAAP financial measures (even those with the same or similar names) presented by other companies.

Company management uses, and believes that investors benefit from referring to, the following non-GAAP financial measures, among others, to assess the Company's operating results and trends: (i) tax-equivalent net interest income; (ii) adjusted net interest income; (iii) adjusted net interest margin; (iv) adjusted net income attributable to common shareholders; (v) adjusted net income attributable to common shareholders, per diluted share; (vi) adjusted return on average assets; (vii) adjusted return on average stockholders' equity; (viii) average tangible common equity; and, (ix) return on average tangible common equity (ROATCE); and (x) adjusted return on average tangible common equity. In the following table, the Company has provided a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
NON-GAAP FINANCIAL MEASURES
Adjusted net interest margin (1)
Net interest income	$29,956	$13,813	$47,071	$27,274
Fully tax-equivalent adjustments:
Loans	$790	$303	$1,106	$606
Tax-exempt investment securities	$371	$441	$748	$896
Tax-equivalent net interest income (1)(2)	$31,117	$14,555	$48,925	$28,776
Purchase accounting adjustments	(5,232)	(448)	(1,267)	(780)
Tax credits	(779)	(300)	1,083	600
Adjusted net interest income (1)	$25,106	$13,807	$48,747	$28,596

Net interest margin	4.58%	3.57%	4.16%	3.60%
Adjusted net interest margin	3.70%	3.39%	4.15%	3.59%

Adjusted net income attributable to common shareholders and related impact (1)(3)
Net income attributable to common shareholders	$7,868	$4,239	$7,653	$8,063
Merger expenses	2,632	1	6,818	3
Pre-tax adjustments to net income	2,632	1	6,818	3
Tax effect of adjustments to net income	565	—	682	567
After tax adjustments to net income	2,067	1	6,136	(564)
Adjusted net income attributable to common shareholders	9,935	4,240	13,789	7,499

Net income attributable to common shareholders, per diluted share	$0.48	$0.38	$0.54	$0.71
Adjusted net income attributable to common shareholders, per diluted share	$0.60	$0.38	$0.97	$0.65

Return on average:
Return on average assets(4)	1.07%	0.96%	0.60%	0.92%
Adjusted return on average assets (1)(4)	1.35%	0.96%	1.08%	0.86%
Return on average stockholders' equity(4)	10.89%	7.97%	2.88%	3.82%
Adjusted return on average stockholders' equity (1)(4)	13.75%	7.98%	10.39%	7.11%

Average tangible stockholders' equity: (1)
Average stockholders' equity	288,961	212,648	265,427	211,064
Less: average goodwill	51,058	43,642	52,814	43,642
Less: average core deposit intangibles	12,529	7,834	11,648	7,952
Average tangible common equity	225,374	161,172	213,833	159,470

Return on average tangible common equity (ROATCE) (1)(4)	13.96%	10.52%	7.16%	10.11%
Adjusted ROATCE (1) (4)	17.63%	10.52%	12.90%	9.40%
(1) Not a recognized measure under U.S. GAAP.
(2) Amount includes tax equivalent adjustment to quantify the tax equivalent net interest income.
(3) Beginning the quarter ended September 30, 2019, purchase accounting adjustments will no longer be included in the adjusted net income calculation as these have been determined to be ordinary course of business. All historical periods have been adjusted to reflect this change.
(4) Data has been annualized.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest accrued on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest rate spread and net interest margin for the three and six months ended June 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$2,302,154	5.68	$32,498	$1,276,197	5.18	$16,481	$14,300	$1,717	$16,017
Loan fees	—	0.30	1,739	—	0.25	782	957	—	957
Loans with fees	2,302,154	5.98	34,237	1,276,197	5.43	17,263	15,257	1,717	16,974
Mortgage loans held for sale	85,313	3.84	815	14,502	5.48	198	1,030	(413)	617
Deposits with banks	66,031	0.30	50	30,342	1.53	116	404	(470)	(66)
Investment securities - taxable	66,234	0.78	128	77,405	3.04	587	(75)	(384)	(459)
Investment securities - tax-exempt	193,216	3.51	1,688	222,149	3.77	2,090	(263)	(139)	(402)
Federal funds sold and other	21,950	2.90	158	13,308	5.46	181	382	(405)	(23)
Total earning assets	2,734,898	5.45	37,076	1,633,903	5.02	20,435	16,735	(95)	16,641
Nonearning assets	213,468			139,123
Total assets	$2,948,366			$1,773,026
Interest bearing liabilities
Interest bearing demand	279,171	0.31	218	141,997	0.24	86	101	31	132
Savings and money market	731,278	0.84	1,531	374,406	1.13	1,051	2,089	(1,609)	480
Time deposits - retail	749,566	1.15	2,152	612,148	2.14	3,263	3,597	(4,708)	(1,111)
Time deposits - wholesale	201,307	1.85	928	169,956	2.72	1,151	1,000	(1,223)	(223)
Total interest-bearing deposits	1,961,322	0.99	4,829	1,298,507	1.71	5,551	6,788	(7,510)	(722)
Federal Home Loan Bank advances	127,399	0.47	148	23,668	2.20	130	710	(692)	18
Subordinated debt	70,397	5.61	982	11,634	6.83	198	1,031	(247)	784
Total borrowed funds	197,796	2.30	1,130	35,302	3.73	328	1,741	(939)	802
Total interest-bearing liabilities	2,159,118	1.11	5,959	1,333,809	1.77	5,879	8,529	(8,449)	80
Net interest rate spread (%) / Net interest income ($)		4.34	$31,117		3.25	$14,556	$8,207	$8,354	$16,561
Noninterest bearing deposits	468,620	(0.20)		218,512	(0.25)
Other noninterest bearing liabilities	31,667			8,057
Stockholders' equity	288,961			212,648
Total liabilities and stockholders' equity	$2,948,366			$1,773,026
Cost of funds		0.91			1.52
Net interest margin		4.58			3.57

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019				Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense		Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$1,957,592	5.40	$52,569	$1,257,373	5.17	$32,247		$18,819	$1,503	$20,322
Loan fees	—	0.27	2,629	—	0.24	1,488		1,141	—	1,141
Loans with fees	1,957,592	5.67	55,198	1,257,373	5.41	33,735		19,960	1,503	21,463
Mortgage loans held for sale	66,499	4.16	1,375	12,635	5.60	351		1,309	(285)	1,024
Deposits with banks	54,807	0.64	174	29,000	1.63	234		306	(366)	(60)
Investment securities - taxable	70,461	1.65	579	74,948	2.93	1,090		(61)	(450)	(511)
Investment securities - tax-exempt	195,228	3.54	3,436	225,305	3.82	4,264		(535)	(294)	(829)
Federal funds sold and other	19,136	3.29	313	12,981	5.64	363		298	(348)	(50)
Total earning assets	2,363,723	5.20	61,075	1,612,242	5.01	40,037		21,278	(240)	21,038
Nonearning assets	199,657			139,964
Total assets	$2,563,380			$1,752,206
Interest bearing liabilities
Interest bearing demand	232,703	0.27	318	145,304	0.27	197		121	—	121
Savings and money market	595,517	0.85	2,506	387,296	1.14	2,181		1,745	(1,420)	325
Time deposits - retail	645,769	1.46	4,702	594,805	2.10	6,184		1,345	(2,827)	(1,482)
Time deposits - wholesale	215,589	2.00	2,140	138,466	2.56	1,756		1,389	(1,005)	384
Total interest-bearing deposits	1,689,578	1.15	9,666	1,265,871	1.64	10,318		4,600	(5,252)	(652)
Federal Home Loan Bank advances and other	118,374	0.86	509	40,101	2.78	552		1,106	(1,149)	(43)
Subordinated debt	70,502	5.63	1,975	11,634	6.78	391		1,792	(208)	1,584
Total borrowed funds	188,876	2.64	2,484	51,735	3.68	943	0	2,898	(1,357)	1,541
Total interest-bearing liabilities	1,878,454	1.30	12,150	1,317,606	1.72	11,261		7,498	(6,609)	889
Net interest rate spread (%) / Net interest income ($)		3.90	$48,925		3.29	$28,776		$13,780	$6,369	$20,149
Noninterest bearing deposits	390,394	(0.22)		214,838	(0.24)
Other noninterest bearing liabilities	29,105			8,698
Stockholders' equity	265,427			211,064
Total liabilities and stockholders' equity	$2,563,380			$1,752,206
Cost of funds		1.08			1.48
Net interest margin		4.16			3.60

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Interest income and yields computed on tax-exempt instruments are on a tax-equivalent basis including a state tax credit included in loan yields of $779 and $1,083 for the three and six months ended June 30, 2020 and $300 and $600 for the same periods in 2019. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and six months ended June 30, 2020, we recorded net interest income on a tax-equivalent basis of approximately $31,117 and $48,925, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.58% and 4.16%, respectively. For the three and six months ended June 30, 2019, we recorded net interest income on a tax-equivalent basis of approximately $14,556 and $28,776, respectively, which resulted in a net interest margin of 3.57% and 3.60%, respectively.

Our year-over-year average loan volume increased by approximately 55.7% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and was mainly driven by the TCB Holdings Transaction and FABK Transaction. Our combined loan and loan fee yield increased from 5.43% to 5.98% for the three months ended June 30, 2020 compared to the same period in 2019 and increased from 5.41% to 5.67% for the six months ended June 30, 2020 compared to the same period in 2019. The increased yield for the three and six months ended June 30, 2020 is primarily attributable to the increased purchase accounting accretion from the two mergers as well as the increased fees from the PPP loans.

Our tax-equivalent yield on tax-exempt investments was 3.51% and 3.54% for the three and six months ended June 30, 2020 compared to 3.77% and 3.82% for the same periods in 2019. Our year-over-year average tax-exempt investment volume decreased by 13.3% for the six months ended June 30, 2020 compared to the same period in 2019 due to investment sales in the fourth quarter of 2019. Our year-over-year average taxable securities volume increased by 6.0% for the six months ended June 30, 2020 compared to the same period in 2019.

Our cost of funds decreased to 0.91% and 1.08% from 1.52% and 1.48%, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in our cost of funds was primarily driven by an across the board decrease in the cost of our interest-bearing deposits and other interest-bearing liabilities due to the recent decrease in rates by the Federal Reserve. We experienced an 81.7% increase in our average noninterest-bearing deposits for the six months ended June 30, 2020 when compared to the same period in 2019, which is mainly attributable to the TCB Holdings Transaction and FABK Transaction.

The Bank strives to maintain a strong net interest margin that is insulated from changes in market interest rates. Our net interest margin, while generally considered fairly neutral, is currently subject to slightly expand in a rising rate environment and slightly contract in a falling rate environment. The Company has interest rate floors on certain loans and those floors will mitigate further declines in interest rates.

Provision for Loan Losses

We recorded a provision of $3,000 and $5,900 for loan losses for the three and six months ended June 30, 2020, respectively, compared to $200 for the three and six months ended June 30, 2019. The increase in provision expense for the three and six months ended June 30, 2020 can be primarily attributed to the recent downturn in the economy due to COVID-19 while a portion is due to the growing loan portfolio. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at June 30, 2020 and December 31, 2019 - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Noninterest Income

Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three and six months ended June 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Income
Service charges and fees on deposits	$1,381	$936	47.5%	$2,589	$1,820	42.3%
Gains on mortgage loans sold, net	2,248	1,225	83.5%	3,821	1,785	114.1%
Securities gains, net	327	175	86.9%	327	306	6.9%
Gain on sale of other real estate	11	—	100.0%	25	—	100.0%
Gain on disposal of premises and equipment	—	—	—%	9	—	100.0%
Other noninterest income:
Bank-owned life insurance	392	277	41.5%	687	555	23.8%
Brokerage revenue	45	9	400.0%	77	20	285.0%
Miscellaneous noninterest income	18	76	(76.3)%	169	150	12.7%
Total other noninterest income	455	362	25.7%	933	725	28.7%
Total noninterest income	$4,422	$2,698	63.9%	$7,704	$4,636	66.2%

The most significant reasons for the changes in total noninterest income during the three and six months ended June 30, 2020 compared to the same periods in 2019 are the fluctuation in gains on mortgage loans sold, net and the increase in service charges mainly attributable to the two mergers. These and other factors impacting noninterest income are discussed further below.

Service charges and fees on deposit accounts have increased due to the TCB Holdings Transaction, the FABK Transaction, and the concentrated effort in attracting noninterest-bearing deposits, with the majority of the 47.5% and 42.3% increases for the three and six months ended June 30, 2020, respectively, deriving from the increases in our debit card fees.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the six months ended June 30, 2020, the Company sold securities totaling $103,668 with a gain of $327. During the six months ended June 30, 2019, the Company sold securities classified as available for sale totaling $52,434 with a gain of $306.

Generally, mortgage-related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of RMV’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $2,248 and $3,821 for the three and six months ended June 30, 2020, respectively, compared to $1,225 and $1,785 for the same periods in the prior year. The increase in gains for the three and six months ended June 30, 2020 when compared to the same periods in 2019 is primarily driven by the increase in volume in the traditional mortgage market. As discussed further in the notes to our consolidated financial statements, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. The secondary market for the sale of non-qualified mortgage loans experienced a disruption related to the COVID-19 pandemic starting in 2020. As a result, the Company's held-for-sale portfolio increased by $64.1 million from December 31, 2019 to June 30, 2020. Management expects this market to recover but has elected to halt sales until bids have returned to acceptable levels.

During the three and six months ended June 30, 2020, there were gains of $11 and $25, respectively, due to the sale of other real estate compared to no gains in the same periods in 2019.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $392 and $687 for the three and six months ended June 30, 2020, respectively, compared to $277 and $555 for the same periods in 2019. The increases for both periods are attributable to the recent mergers. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Expense
Salaries and employee benefits	$12,464	$7,706	61.7%	$21,701	$14,971	45.0%
Occupancy	2,026	1,358	49.2%	3,512	2,710	29.6%
Information technology	2,027	1,575	28.7%	3,846	2,985	28.8%
Advertising and public relations	228	275	(17.1)%	581	529	9.8%
Audit, legal and consulting	680	690	(1.4)%	1,158	1,486	(22.1)%
Federal deposit insurance	441	249	77.1%	777	444	75.0%
Merger expenses	2,632	1	263,100.0%	6,818	3	227,166.7%
Other operating	1,766	1,272	38.8%	3,469	2,744	26.4%
Total noninterest expense	$22,264	$13,126	69.6%	$41,862	$25,872	61.8%

Noninterest expense increased by $9,138 and $15,990, or 69.6% and 61.8%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 driven by an increase in merger expenses and salaries and employee benefits. The three and six-months period ended June 30, 2020 have been impacted by the TCB Holdings Transaction and the FABK Transaction which have resulted in additions to staff, additional vendor relationships and investments in technology. These and other factors impacting noninterest expense are discussed further below.

Salaries and employee benefits increased by $4,758 and $6,730 or 61.7% and 45.0% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase is primarily attributable to the TCB Holdings Transaction in the first quarter of 2020 and FABK Transaction in the second quarter of 2020 increasing full-time employee equivalents by 21 and 119, respectively, as well as our year over year growth and severance for two executives. We believe the staffing level normalized by the end of the second quarter.

Occupancy costs increased $668 or 49.2% and $802 or 29.6% during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 mainly due to the TCB Holdings Transaction and FABK Transaction, as well as the additional leases for mortgage production offices in Memphis and Chattanooga, Tennessee and two offices in Little Rock, Arkansas, and one in Crossett, Arkansas which opened during August 2019.

Information technology costs increased by $452 or 28.7% and $861 or 28.8% when comparing the three and six months ended June 30, 2020, respectively, to the comparable periods in 2019. This increase is mainly attributable to increased costs due to increasing volume of accounts and transactions as well as our continued investment in information security and other technology, and our increase in locations mentioned in the previous paragraph. Both the volume and location increases are primarily due to the TCB Holdings Transaction, FABK Transaction, and the expansion of RMV.

Advertising and public relations costs decreased by $47 or 17.1% for the three-month period ended June 30, 2020 and increased by $52 or 9.8% for the six months ended June 30, 2020 when comparing to the same periods in 2019. These costs fluctuate based on the timing of campaigns and promotions of the Company and the current changes were primarily attributable to the fluctuation of promotional expenses and advertising for RMV.

Audit, legal and consulting costs decreased by $10 or 1.4%, and $328 or 22.1%, respectively, when comparing the three and six months ended June 30, 2020, to the same periods in 2019. This fluctuation is mainly attributable to the decrease of legal and consulting fees incurred by RMV and partially offset by increased fees related to special projects by the Company.

Our FDIC deposit insurance expense is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $192 and $333 for the three and six months ended June 30, 2020, compared to the same periods in 2019. This increase is primarily the result of our increase in deposits due to the TCB Holdings Transaction and the FABK Transaction.

Merger-related expenses increased by $2,631 and $6,815 for the three and six months ended June 30, 2020 when compared to the same periods in 2019. These costs are considered one-time expenses which for 2020 are associated with the TCB Holdings Transaction and the FABK Transaction. We anticipate no further significant merger expenses to be incurred in relation to these two transactions.

Other operating expenses increased by $494 or 38.8% and $725 or 26.4% for the three and six months ended June 30, 2020 compared to the same period in 2019, mainly due to an increase in amortization of core deposit intangibles and franchise taxes due to the TCB Holdings Transaction and FABK Transaction.

Income Taxes

During the three and six months ended June 30, 2020, we recorded consolidated income tax expense of $1,634 and $724, respectively, compared to $501 and $873, respectively, for the three and six months ended June 30, 2019. The Company files separate federal tax returns for RMV and the bank segment. The taxable income or losses of the mortgage banking operations are included in the respective franchise and excise returns of the Bank and non-controlling member for federal purposes.

Our income tax expense attributable to shareholders for the three and six months ended June 30, 2020, reflects an effective income tax rate of 17.4% and 9.7%, respectively, (exclusive of a tax benefit from our mortgage banking operations of $27 and $96 for the three and six months ended June 30, 2020, respectively, on pre-tax losses of $415 and $1,460 for the three and six months ended June 30, 2020, respectively), compared to 12.5% and 11.9% for the same periods in 2019 (exclusive of a tax benefit of $106 and $214 on pre-tax losses of $1,661 and $3,312, respectively, from our mortgage banking operations for the comparable periods in 2019). Additionally, our effective tax rate for the three months ended June 30, 2020 is higher than the same period in 2019 primarily due to the decrease in our tax-exempt income and the proportion of tax-exempt income to income before taxes. Our effective tax rate for the six months ended June 30, 2020 decreased from the same period in 2019 due to the amount of merger expenses in 2020 and an increase in the proportion of tax-exempt income to taxable income. The Company's tax-exempt income from securities, loans and earnings from bank-owned life insurance contracts as well as state tax credits related to loans to encourage economic development impact the effective tax rate.

Non-controlling Interest in Net Loss of Subsidiary

Our non-controlling interest in net loss of subsidiary is solely attributable to the RMV minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net loss of $388 and $1,364 for the three and six months ended June 30, 2020, respectively, compared to a net loss of $1,555 and $3,098 for the same periods in 2019. The decreased loss for the three and six months ended June 30, 2020 when compared to the same period in 2019 is mainly attributable to the decrease in expense relating to the start-up of the correspondent line of business in 2019. Also, see Note 9 to our consolidated financial statements for segment reporting.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2020 AND DECEMBER 31, 2019

Overview

The Company’s total assets were $2,991,612 at June 30, 2020 and $1,898,467 at December 31, 2019. Assets increased by 57.6% from December 31, 2019 to June 30, 2020, primarily due to acquisition activity which increased total loans by $793,289 making up 73% of the total increase in assets. Total liabilities were $2,696,069 at June 30, 2020 and $1,674,714 at December 31, 2019, an increase of 61.0%. The increase in liabilities from December 31, 2019 to June 30, 2020, was substantially attributable to the increase in deposits of $946,273, or 59.7%, and an increase in FHLB advances of $38,384 during the period. These changes were materially impacted by the TCB Holdings Transaction as well as the FABK Transaction. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. As previously described, the competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume, as well as economic conditions. Early payoffs typically increase in falling rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. We have expanded our Middle Tennessee footprint into Cheatham County with the TCB Holdings Transaction. The FABK Transaction expanded our footprint into Montgomery County as well as enhanced our presence in Davidson County. Additionally, the FABK Transaction diversified our loan portfolio with the addition of loans related to manufactured housing. Total loans, net, at June 30, 2020, and December 31, 2019, were $2,299,087 and $1,397,374, respectively. This represented an increase of 64.5% from December 31, 2019 to June 30, 2020. As part of the increase in loans, $171,445 were acquired in connection with the first quarter TCB Holdings Transaction and $622,423 were acquired in connection with the second quarter FABK Transaction.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$452,628	19.5%	$245,515	17.5%
Real estate:
1-4 Family Residential	360,908	15.5%	227,529	16.1%
1-4 Family HELOC	85,050	3.7%	96,228	6.8%
Multifamily and Commercial	883,751	38.1%	536,845	38.1%
Construction, Land Development and Farmland	337,459	14.5%	273,872	19.4%
Consumer	195,510	8.4%	16,855	1.2%
Other	7,203	0.3%	13,180	0.9%
	2,322,509	100.0%	1,410,024	100.0%
Less:
Deferred loan fees	5,185		72
Allowance for loan losses	18,237		12,578
Loans, net	$2,299,087		$1,397,374

The table below provides a summary of PCI loans as of June 30, 2020:

June 30, 2020

Commercial, Industrial and Agricultural	$1,192
Real estate:
1-4 Family Residential	1,314
1-4 Family HELOC	18
Multifamily and Commercial	2,372
Construction, Land Development and Farmland	1,012
Consumer	2,416
Other	—
Total gross PCI loans	8,324
Less:
Remaining purchase discount	3,401
Allowance for loan losses	—
Loans, net	$4,923
Commercial, industrial and agricultural loans above consist solely of loans made to U.S.-domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans of $452,628 at June 30, 2020, increased by 84.4% compared to $245,515 at December 31, 2019 primarily driven by the TCB Holdings Transaction and FABK Transaction.

Real estate loans comprised 71.8% of the loan portfolio at June 30, 2020. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 37.7% from December 31, 2019 to June 30, 2020 primarily driven by the TCB Holdings Transaction and FABK Transaction. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $883,751 at June 30, 2020, increased 64.6% compared to the $536,845 held as of December 31, 2019 primarily driven by the TCB Holdings Transaction and FABK Transaction. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, and automobile and other consumer loans. Our consumer loans experienced an increase from December 31, 2019, to June 30, 2020, of 1,060.0% primarily due to $177,016 in loans to finance manufactured homes that are not secured by real estate acquired in the FABK Transaction.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 45.3% from December 31, 2019 to June 30, 2020 due to loan payments.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2020, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$609,148	$1,087,892	$625,469	$2,322,509
Fixed interest rate				$1,376,801
Variable interest rate				945,708
Total				$2,322,509

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

Allowance for Loan Losses

At June 30, 2020, the allowance for loan losses was $18,237 compared to $12,578 at December 31, 2019. The allowance for loan losses as a percentage of total loans was 0.79% at June 30, 2020 compared to 0.89% at December 31, 2019.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	June 30, 2020	June 30, 2019
Beginning Balance, January 1, 2020 and 2019, respectively	$12,578	$10,892
Loans charged off:
Commercial, Industrial and Agricultural	(539)	(168)
Real estate:
1-4 Family Residential	(60)	(17)
1-4 Family HELOC	(98)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	(114)	—
Consumer	(295)	(21)
Other	—	(13)
Total loans charged off	(1,106)	(219)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	70	294
Real estate:
1-4 Family Residential	747	216
1-4 Family HELOC	3	11
Multifamily and Commercial	11	59
Construction, Land Development and Farmland	4	201
Consumer	30	12
Other	—	—
Total loan recoveries	865	793
Net (charge-offs) recoveries	(241)	574
Provision for loan losses	5,900	200
Total allowance for loan losses at end of period	$18,237	$11,666
Gross loans at end of period (1)	$2,322,509	$1,312,590
Average gross loans (1)	$1,957,592	$1,257,373
Allowance for loan losses to total loans	0.79%	0.89%
Net (charge-offs) recoveries to average loans (annualized)	(0.02)%	0.09%
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

	June 30, 2020			June 30, 2019
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$4,675	25.6%	19.5%	$1,881	16.1%	17.8%
Real estate:
1-4 Family Residential	1,454	8.0%	15.5%	1,455	12.5%	17.8%
1-4 Family HELOC	975	5.3%	3.7%	686	5.9%	7.2%
Multifamily and Commercial	8,407	46.1%	38.1%	4,713	40.4%	36.7%
Construction, Land Development and Farmland	2,126	11.7%	14.5%	2,707	23.2%	18.1%
Consumer	584	3.2%	8.4%	188	1.6%	1.4%
Other	16	0.1%	0.3%	36	0.3%	1.0%
	$18,237	100.0%	100.0%	$11,666	100.0%	100.0%

Nonperforming Assets

Nonperforming assets consists of nonperforming loans plus real estate acquired through foreclosure or deed in lieu of foreclosure and other repossessed collateral. Nonperforming loans by definition consists of nonaccrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on nonaccrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which generally includes a minimum performance of six months.

The following table provides information with respect to the Company’s nonperforming assets.

	June 30, 2020	December 31, 2019
Nonaccrual loans	$7,541	$4,071
Past due loans 90 days or more and still accruing interest	8	64
Restructured loans	3,475	1,799
Total nonperforming loans	11,024	5,934
Foreclosed real estate ("OREO")	2,514	750
Repossessed collateral	1,508	—
Total nonperforming assets	$15,046	$6,684
Total nonperforming loans as a percentage of total loans	0.47%	0.42%
Total nonperforming assets as a percentage of total assets	0.50%	0.35%
Allowance for loan losses as a percentage of nonperforming loans	165.43%	211.96%

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

Securities totaled $249,014 at June 30, 2020, in comparison to the $260,293 in securities balances at December 31, 2019. This decrease can largely be attributed to the Company's use of these funds to promote loan growth and reduce wholesale funding during the period. Activity during the six months ended June 30, 2020 includes the sale of $103,668 of securities, most of which were acquired as part of the TCB Holdings Transaction and FABK Transaction, as well as $9,635 of principal paydowns, calls, and maturities. In connection with the TCB Holdings Transaction and FABK Transaction, management determined that it would be beneficial to liquidate those portfolios and utilize those funds for loan demand and other uses.

Restricted equity securities totaled $17,509 and $11,279 at June 30, 2020, and December 31, 2019, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category, for the periods presented:

	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$54	55	0.02%	$59	59	0.02%
State and municipal bonds	171,979	185,726	74.60%	186,283	196,660	75.56%
Corporate bonds	11,250	11,266	4.52%	7,880	7,845	3.01%
Mortgage-backed securities	37,624	36,443	14.63%	38,126	37,761	14.51%
Asset-backed securities	15,791	15,524	6.23%	18,374	17,968	6.90%
Total	$236,698	249,014	100.00%	$250,722	260,293	100.00%

The table below summarizes the contractual maturities of securities at June 30, 2020:

	Amortized Cost	Estimated Fair Value
Due within one year	$500	$498
Due in one to five years	2,179	2,180
Due in five to ten years	14,693	15,379
Due after ten years	165,911	178,990
Mortgage-backed securities	37,624	36,443
Asset-backed securities	15,791	15,524
Total	$236,698	$249,014

Premises and Equipment

Premises and equipment, net, totaled $34,194 at June 30, 2020 compared to $21,064 at December 31, 2019, a net increase of $13,130, or 62.3%. Premises and equipment purchases amounted to approximately $2,566 during the six months ended June 30, 2020 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $1,327. As part of the TCB Holdings Transaction, $6,427 of premises and equipment were acquired effective January 1, 2020. Effective April 1, 2020, premises and equipment of $7,965 were acquired in the FABK Transaction. At June 30, 2020, we operated from 27 retail banking locations, one standalone loan production office, as well as five standalone mortgage loan production offices. At June 30, 2020, our branches were located in Cheatham, Davidson, Hamilton, Hickman, Maury, Montgomery, Robertson, Rutherford, Sumner and Williamson counties in Tennessee. As of June 30, 2020, our mortgage loan production offices were located in Brentwood, Chattanooga, Hendersonville, and Memphis, Tennessee as well as two in Little Rock, Arkansas and one in Crosset, Arkansas. Our loan production office acquired through the FABK Transaction is located in Knox County, Tennessee.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other bank and non-bank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors such as money market funds and other brokerage investment products. Challenges to deposit growth include interest rate changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At June 30, 2020, total deposits were $2,530,062, an increase of $946,273, or 59.7%, compared to $1,583,789 at December 31, 2019. During the six months ended June 30, 2020, noninterest bearing demand deposits increased by $259,611, interest-bearing demand deposits increased by $135,992, savings and money market deposits increased by $362,781, and time deposits increased by $187,889. The primary driver of the increase in deposits is attributable to the deposits acquired in the TCB Holdings Transaction which totaled $210,538 coupled with those acquired in the FABK Transaction which totaled $608,690. During the six months ending June 30, 2020, management shifted from using brokered time deposits to transactional deposits and to using FHLB advances.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at June 30, 2020.

June 30, 2020
Twelve months or less	$306,236
Over twelve months through three years	27,456
Over three years	4,935
Total	$338,627

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We slightly exceeded our policy as of June 30, 2020 for the 12-month cumulative repricing gap. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these reasons and as a result of other model shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(0.5)%	(15)%	(1.4)%	(15)%
-100 bp	(0.3)%	(10)%	(1.1)%	(10)%
+100 bp	0.4%	(10)%	2.6%	(10)%
+200 bp	1.6%	(15)%	5.5%	(15)%
+300 bp	3.5%	(20)%	8.8%	(20)%
+400 bp	5.6%	(25)%	12.3%	(25)%

We were in compliance with our earnings simulation model policies as of June 30, 2020, indicating what we believe to be a fairly neutral interest-rate risk profile.

Economic Value of Equity Model—Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
±100bp	15%
±200 bp	25%
±300 bp	30%
±400 bp	35%
Non-parallel shifts	35%

At June 30, 2020, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At June 30, 2020, FHLB advances totaled $49,121 compared to $10,737 as of December 31, 2019. This increase in FHLB advances generally correlates with a decrease in more expensive brokered deposits, contributing to an improved net interest margin.

At June 30, 2020, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2020	$31,100	0.40%
2021	12,905	2.36%
2022	454	1.22%
2023	4,105	2.37%
2024	557	2.51%
	$49,121	1.11%

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly-owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018.  As of June 30, 2020, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

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

Capital

Stockholders’ equity was $295,543 at June 30, 2020, an increase of $71,790, or 32.1%, from $223,753 at December 31, 2019. During the six months ended June 30, 2020, the Company completed the TCB Holdings Transaction which increased stockholders' equity $18,041 and the FABK Transaction which increased stockholders' equity $51,915. Net income also contributed to the increase by $7,653. This increase was primarily offset by dividends declared of $2,874, and other comprehensive loss of $3,945. Contributions from the noncontrolling interest of $1,364 were recognized in the six months ended June 30, 2020. The increase in stockholders' equity mitigated by the growth in the Bank's assets led to a decrease in the Bank’s June 30, 2020 Tier 1 leverage ratio to 10.23% compared with 10.30% at December 31, 2019. See other ratios discussed further below. Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company. Common stock dividends of $2,935 were paid during the six months ended June 30, 2020.

On July 14, 2017, the Company filed a Registration Statement on Form S-3 to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depository shares, (v) warrants, and (vi) units, up to a maximum aggregate offering price of $75,000,000. The net proceeds from any offering will be used for general corporate purposes including acquisitions, capital expenditures, investments, and the repayment, redemption, or refinancing of indebtedness or other securities. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities. The Securities and Exchange Commission declared the Registration Statement on Form S-3 effective on August 17, 2017, and the Registration Statement on Form S-3 will expire on August 17, 2020.

Banks as regulated institutions are required to maintain certain levels of capital. The Federal Reserve Board of Governors, the primary federal regulator for the Bank, has adopted minimum capital regulations or guidelines that categorize capital components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with applicable regulations and guidelines. We regularly review our capital adequacy to ensure compliance with these regulations and guidelines and to help ensure that sufficient capital is available for current and future needs. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder returns.

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2020 and December 31, 2019 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Reliant Bancorp
Tier I leverage	$243,428	8.47%	$114,960	4.00%	$143,700	5.00%
Common equity Tier 1	231,701	9.25%	175,341	7.00%	162,817	6.50%
Tier I risk-based capital	243,428	9.71%	213,094	8.50%	200,559	8.00%
Total risk-based capital	320,776	12.80%	263,150	10.50%	250,619	10.00%

Bank
Tier I leverage	$293,602	10.23%	$114,791	4.00%	$143,489	5.00%
Common equity Tier 1	293,602	11.74%	175,028	7.00%	162,526	6.50%
Tier I risk-based capital	293,602	11.74%	212,534	8.50%	200,032	8.00%
Total risk-based capital	312,264	12.49%	262,541	10.50%	250,039	10.00%

December 31, 2019
Reliant Bancorp
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Commercial and other loan originations and refinancing tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments of the Company were as follows at June 30, 2020:

June 30, 2020
Unused lines of credit	$506,038
Standby letters of credit	18,176
Total commitments	$524,214

Other Off-Balance Sheet Arrangements

The Company utilizes interest rate swaps to mitigate interest rate risk. The total notional amount of swap agreements was $179,605 and $129,605, respectively, at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the contracts had negative fair values totaling $10,795 and $2,708, respectively.

Emerging Growth Company Status

Reliant Bancorp is presently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if Reliant Bancorp chooses to comply with the reporting requirements of public companies that are not emerging growth companies, Reliant Bancorp may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as Reliant Bancorp is an emerging growth company. Reliant Bancorp will remain an emerging growth company through the fiscal year ended December 31, 2020. Management cannot predict if investors will find Reliant Bancorp’s common stock less attractive because it will rely on these exemptions. If some investors find Reliant Bancorp’s common stock less attractive as a result, there may be a less active trading market for its common stock and Reliant Bancorp’s stock price may be more volatile.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Reliant Bancorp and its wholly-owned bank subsidiary, the Bank, are periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of business. Neither Reliant Bancorp nor the Bank is involved in any litigation that is expected to have a material impact on our financial position or results of operations. Management believes that any claims pending against Reliant Bancorp or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Reliant Bancorp’s consolidated financial position.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, Item 1A. "Risk Factors" in Reliant Bancorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except as described below.

The COVID-19 pandemic has had and is likely to continue to have an adverse effect, which could be material, on our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our customers and other businesses in our market area. The extent of the effect on our customers and market area, and the resulting impact on our business, financial condition, liquidity and results of operations, are unknown at this time, and will depend on a number of factors beyond our control, including without limitation:

•the duration and ultimate severity of the COVID-19 pandemic, and the timing of development and widespread availability of effective medical treatments or vaccines;

•the continued response of governmental authorities, which previously have significantly curtailed business and individual activities;

•the success of monetary, fiscal, and other economic policies and programs adopted or implemented by governmental authorities, such as the Paycheck Protection Program, and designed to provide economic assistance to individuals and small businesses and otherwise mitigate the financial impact of the COVID-19 pandemic on businesses and individuals;

•compliance, operational or reputational risks related to our participation in governmental programs, including increased costs and the risk of litigation or regulatory action;

•continuing negative trends in unemployment and consumer confidence; and

•customer demand for our products and services.

Many of the risks described under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019, will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. The following discussion highlights some areas where the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations are expected to be most severe.

•Loan Credit Quality. Approximately 18% of our loan portfolio is comprised of non-owner-occupied loans to borrowers in the hotel, restaurant and retail industries. These industries have been more severely impacted by the COVID-19 pandemic and governmental responses, such as stay-at-home orders and social distancing requirements, than other industries, and may have a longer recovery period than other industries. Aside from the industries mentioned above, we have other borrowers whose ability to make loan payments is dependent on rental income from their tenants, some of whom are engaged in businesses significantly impacted by the COVID-19 pandemic. Deteriorating economic conditions are likely to result in an increase in tenants failing to make rental payments, and economic relief programs adopted in response to the COVID-19 pandemic may permit tenants to defer or reduce rent payments. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for credit losses as a result of increases in non-performing assets, and write-down or charge-off credit relationships, any of which will negatively impact our results of operations. We have also offered payment deferrals to many of our customers, and may need to offer further concessions or modifications, which could negatively impact our credit quality. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, we may be unable to sell the foreclosed assets at a price that will allow us to recoup all or a significant portion of the delinquent loan.

•Increased Demands on Capital and Liquidity. We have begun to experience an increased volume of loan originations, particularly SBA loans pursuant to the Paycheck Protection Program created by recent legislation. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties within expected timeframes. In addition, during times of economic distress, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which could negatively impact our ability to serve our existing customers and our ability to attract new customers.

•Deposits. As a result of the COVID-19 pandemic, deposit customers are expected to retain higher levels of cash. While increased low-interest deposits could have a positive impact in the short-term, we would not expect these funds to be replenished as customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity from other sources on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.

•Changes to Operations. We have implemented a number of operational changes in response to the COVID-19 pandemic, including work-from-home arrangements, which may result in a loss of employee engagement and productivity which could impact financial results and the operations of the Bank as well as increase risks related to cyber security

•Growth Strategy. The COVID-19 pandemic has impacted, and may for some time continue to impact, our ability to execute on our growth strategy. The continuation or worsening of the COVID-19 pandemic may limit our ability to grow organically and/or via mergers or acquisitions. Since the COVID-19 pandemic began in the United States, the level of financial institution merger and acquisition activity has significantly declined, and we cannot predict when or if such activity will rebound.

Even following medical resolution of the COVID-19 pandemic and the loosening of restrictions on business and individual activities, the U.S. and local economies may not recover quickly and may experience a prolonged recession. Our business and operations would be adversely affected, possibly materially, by a slow economic recovery or a prolonged recession.

We are subject to regulatory risks as a result of the Company’s participation in the Paycheck Protection Program.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and other guidance relating to the PPP were issued after lenders began processing PPP loan applications. Also, there has been and there continues to be uncertainty in the laws, rules, and other guidance relating to the PPP. The PPP has attracted, and may continue to attract, interest from federal and state governmental and regulatory authorities and public interest groups. Although we believe our participation in the PPP has been in accordance with applicable laws, rules, and other guidance, we may in the future be subject to scrutiny and adverse actions by federal or state governmental or regulatory authorities (or other third parties) as relates to our participation in the PPP. Federal and state regulators can impose, or request that we consent to, substantial sanctions, restrictions, or other requirements if they determine there have been violations of laws, rules, or regulations or weaknesses or failures with respect to general standards of safety and soundness, any of which could adversely affect our business, reputation, results of operations, and financial condition.

The spread of COVID-19, or governmental responses to the same, may disrupt banking and other financial activity in the areas in which we operate and could potentially create business continuity issues for us.

The outbreak and spread of COVID-19 and federal, state, and local governmental responses to the same may result in disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with needed services or experience interruptions in their ability to provide us with needed services, it could negatively impact our ability to serve our customers. Further, the COVID-19 pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine, or other effects of or restrictions relating to COVID-19 outbreaks in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business or operations or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, and results of operations, as well as our regulatory capital and liquidity ratios, could be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1, 2020 to April 30, 2020	235	$11.27	—	$15,000
May 1, 2020 to May 31, 2020	—	—	—	$15,000
June 1, 2020 to June 30, 2020	1,462	$14.61	—	$15,000
Total	1,697	$14.14	—	$15,000
(1)During the quarter ended June 30, 2020, 15,000 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 1,697 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On March 10, 2020, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $15 million of outstanding Reliant Bancorp common stock (the "Repurchase Plan"). As of June 30, 2020, Reliant Bancorp had not repurchased any shares of Reliant Bancorp common stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment.

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

3.2*	Third Amended and Restated Bylaws of Reliant Bancorp, Inc., as amended (Restated for SEC filing purposes).

10.1
Executive Separation Agreement and Release, dated June 1, 2020, by and between James Daniel Dellinger and Reliant Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 1, 2020).

10.2
Employment Agreement, dated May 27, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and Jerry Cooksey (incorporated by reference to Exhibit 10.2 of Reliant Bancorp's Current Report on Form 8-K filed on June 1, 2020).

10.3*	First Amendment to Employment Agreement, dated June 22, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and DeVan D. Ard, Jr.

10.4
Employment Agreement, dated June 22, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and John R. Wilson (incorporated by reference to Exhibit 10.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 22, 2020).

10.5
Executive Separation Agreement and Release, dated June 22, 2020, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.1 of Reliant Bancorp's Current Report on Form 8-K filed on June 26, 2020).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Documents.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

August 7, 2020	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	/s/ Jerry Cooksey
Jerry Cooksey
Chief Financial Officer
(Principal Financial Officer)