Form 10-Q
period 2020-09-30
Reliant Bancorp, Inc.
filed 2020-11-05
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 3, 2020 was 16,297,676, excluding 337,794 unexchanged shares in connection with acquisitions.

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

You should also consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which address additional factors that could cause our actual results to differ from those set forth in forward-looking statements and could materially and adversely affect our business, operating results, and financial condition. The risks discussed in this Quarterly Report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors, many of which are beyond our ability to control or predict. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or otherwise listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)
(Dollar amounts in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$14,050	$7,953
Interest-bearing deposits in financial institutions	61,349	43,644
Federal funds sold	12,273	52
Total cash and cash equivalents	87,672	51,649
Securities available for sale	273,893	260,293
Loans	2,357,898	1,409,952
Less allowance for loan losses	(19,834)	(12,578)
Loans, net	2,338,064	1,397,374
Mortgage loans held for sale, net	99,587	37,476
Accrued interest receivable	14,615	7,188
Premises and equipment, net	33,319	21,064
Operating leases right of use assets	14,619	—
Restricted equity securities, at cost	17,367	11,279
Other real estate, net	1,326	750
Cash surrender value of life insurance contracts	68,109	46,632
Deferred tax assets, net	8,523	3,933
Goodwill	51,506	43,642
Core deposit intangibles	11,820	7,270
Other assets	24,092	13,292
TOTAL ASSETS	$3,044,512	$1,901,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$538,844	$260,681
Interest-bearing demand	272,805	152,718
Savings and money market deposit accounts	813,001	408,724
Time	940,852	762,330
Total deposits	2,565,502	1,584,453
Accrued interest payable	3,744	2,022
Federal funds purchased	5,000	—
Subordinated debentures	70,389	70,883
Federal Home Loan Bank advances	40,555	10,737
Operating leases liabilities	15,756	—
Other liabilities	36,480	9,994
TOTAL LIABILITIES	2,737,426	1,678,089
Preferred stock, $1 par value; 10,000,000 shares authorized, no shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 16,634,572 and 11,206,254 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	16,635	11,206
Additional paid-in capital	232,738	167,006
Retained earnings	55,206	40,472
Accumulated other comprehensive income	2,507	5,069
TOTAL SHAREHOLDERS’ EQUITY	307,086	223,753
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,044,512	$1,901,842
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$32,895	$17,502	$86,987	$50,631
Interest and fees on loans held for sale	1,037	263	2,412	614
Interest on investment securities, taxable	399	549	978	1,639
Interest on investment securities, nontaxable	1,186	1,576	3,874	4,944
Federal funds sold and other	250	321	738	918
TOTAL INTEREST INCOME	35,767	20,211	94,989	58,746
INTEREST EXPENSE
Deposits
Demand	236	81	554	278
Savings and money market deposit accounts	1,162	976	3,668	3,156
Time	2,736	4,825	9,577	12,850
Federal Home Loan Bank advances and other	104	66	613	534
Subordinated debentures	992	199	2,967	590
TOTAL INTEREST EXPENSE	5,230	6,147	17,379	17,408
NET INTEREST INCOME	30,537	14,064	77,610	41,338
PROVISION FOR LOAN LOSSES	1,500	606	7,400	806
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,037	13,458	70,210	40,532
NONINTEREST INCOME
Service charges on deposit accounts	1,583	976	4,172	2,796
Gains on mortgage loans sold, net	3,783	1,385	7,605	3,170
Gain on securities transactions, net	—	—	327	306
Other noninterest income	635	399	1,602	1,124
TOTAL NONINTEREST INCOME	6,001	2,760	13,706	7,396
NONINTEREST EXPENSE
Salaries and employee benefits	12,184	7,634	33,885	22,605
Occupancy	2,054	1,359	5,566	4,069
Data processing and software	2,240	1,553	6,085	4,538
Professional fees	775	404	1,933	1,836
Regulatory Fees	365	(17)	1,356	596
Merger expenses	78	299	6,895	302
Other operating expense	2,637	1,815	6,476	4,973
TOTAL NONINTEREST EXPENSE	20,333	13,047	62,196	38,919
INCOME BEFORE PROVISION FOR INCOME TAXES	14,705	3,171	21,720	9,009
INCOME TAX EXPENSE	2,800	557	3,524	1,430
CONSOLIDATED NET INCOME	11,905	2,614	18,196	7,579
NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(374)	1,386	990	4,484
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,531	$4,000	$19,186	$12,063
Basic net income attributable to common shareholders, per share	$0.70	$0.36	$1.27	$1.07
Diluted net income attributable to common shareholders, per share	$0.69	$0.36	$1.27	$1.07
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income	$11,905	$2,614	$18,196	$7,579
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities, net of tax of ($357) and ($973) for the three months ended September 30, 2020 and 2019, respectively, and ($864) and ($3,935) for the nine months ended September 30, 2020 and 2019, respectively	1,008	2,736	2,442	11,122
Net unrealized losses on interest rate swap derivatives net of tax of ($133) and $98 for the three months ended September 30, 2020 and 2019, respectively, and $1,685 and $569 for the nine months ended September 30, 2020 and 2019, respectively	375	(275)	(4,762)	(1,606)
Reclassification adjustment for gains included in net income, net of tax of $0 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $85 and $80 for the nine months ended September 30, 2020 and 2019, respectively	—	—	(242)	(226)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,383	2,461	(2,562)	9,290
TOTAL COMPREHENSIVE INCOME	$13,288	$5,075	$15,634	$16,869

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - DECEMBER 31, 2019	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock and dividend forfeiture	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672
Stock based compensation expense	—	—	485	—	—	—	485
Exercise of stock options	1,021	1	14	—	—	—	15
Employee Stock Purchase Plan stock issuance	8,344	8	108	—	—	—	116
Restricted stock awards	3,022	3	(3)	—	—	—	—
Restricted stock and dividend forfeiture	(1,697)	(1)	1	—	—	—	—
Conversion shares issued to shareholders of First Advantage Bancorp	4,606,419	4,607	47,308	—	—	—	51,915
Noncontrolling interest contributions	—	—	—	—	—	388	388
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,667)	—	—	(1,667)
Net income (loss)	—	—	—	7,868	—	(388)	7,480
Other comprehensive income	—	—	—	—	2,139	—	2,139
BALANCE - JUNE 30, 2020	16,631,604	$16,632	$232,436	$45,351	$1,124	$—	$295,543
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	4,655	5	61	—	—	—	66
Restricted stock units vesting, net of taxes withheld	8,030	8	(14)	—	—	—	(6)
Restricted stock and dividend forfeiture	(9,717)	(10)	(94)	—	—	—	(103)
Noncontrolling interest contributions	—	—	—	—	—	(374)	(374)
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,676)	—	—	(1,676)
Net income	—	—	—	11,531	—	374	11,905
Other comprehensive income	—	—	—	—	1,383	—	1,383
BALANCE - SEPTEMBER 30, 2020	16,634,572	$16,635	$232,738	$55,206	$2,507	$—	$307,086

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - DECEMBER 31, 2018	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	250	—	—	—	250
Exercise of stock options	2,183	2	26	—	—	—	28
Restricted stock awards	3,000	3	(3)	—	—	—	—
Restricted stock forfeiture	(3,750)	(4)	4	1	—	—	1
Common stock shares redeemed	(29,958)	(30)	(629)	—	—	—	(659)
Noncontrolling interest contributions	—	—	—	—	—	1,543	1,543
Cash dividends declared to common shareholders ($0.09 per share)	—	—	—	(1,035)	—	—	(1,035)
Net income (loss)	—	—	—	3,824	—	(1,543)	2,281
Other comprehensive income	—	—	—	—	4,296	—	4,296
BALANCE - MARCH 31, 2019	11,502,285	$11,502	$172,886	$30,119	$612	$—	$215,119
Stock based compensation expense	—	—	280	—	—	—	280
Exercise of stock options	24,523	25	298	—	—	—	323
Employee Stock Purchase Plan stock issuance	4,728	5	85	—	—	—	90
Restricted stock awards	5,000	5	(5)	—	—	—	—
Restricted stock and dividend forfeiture	(4,000)	(4)	4	—	—	—	—
Common stock shares redeemed	(335,973)	(336)	(7,296)	—	—	—	(7,632)
Noncontrolling interest contributions	—	—	—	—	—	1,555	1,555
Cash dividends declared to common shareholders ($0.09 per share)	—	—	—	(1,009)	—	—	(1,009)
Net income (loss)	—	—	—	4,239	—	(1,555)	2,684
Other comprehensive income	—	—	—	—	2,533	—	2,533
BALANCE - JUNE 30, 2019	11,196,563	$11,197	$166,252	$33,349	$3,145	$—	$213,943
Stock based compensation expense	—	—	337	—	—	—	337
Exercise of stock options	600	1	8	—	—	—	9
Restricted stock awards	1,500	1	(1)	—	—	—	—
Restricted shares withheld for taxes	(3,601)	(4)	(84)	—	—	—	(88)
Noncontrolling interest contributions	—	—	—	—	—	1,386	1,386
Cash dividend declared to common shareholders ($0.09 per share)	—	—	—	(1,010)	—	—	(1,010)
Net income (loss)	—	—	—	4,000	—	(1,386)	2,614
Other comprehensive loss	—	—	—	—	2,461	—	2,461
BALANCE - SEPTEMBER 30, 2019	11,195,062	$11,195	$166,512	$36,339	$5,606	$—	$219,652

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollar amounts in thousands)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2020	2019
Consolidated net income	$18,196	$7,579
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Provision for loan losses	7,400	806
Deferred income taxes	2,003	3,686
Gain on disposal of premises and equipment	(1)	—
Depreciation and amortization of premises and equipment	2,084	1,486
Net amortization of securities	1,980	2,302
Net realized gains on sales of securities	(327)	(306)
Gains on mortgage loans sold, net	(7,605)	(3,170)
Stock-based compensation expense	1,183	867
Gain on other real estate	(24)	—
Increase in cash surrender value of life insurance contracts	(1,073)	(838)
Mortgage loans originated for resale	(327,521)	(106,520)
Proceeds from sale of mortgage loans	278,893	108,756
Cash payments arising from operating leases	2,327	—
Other accretion, net of other amortization	(10,748)	(477)
Change in
Accrued interest receivable	(4,094)	726
Other assets	(4,535)	508
Accrued interest payable	(526)	547
Other liabilities	6,497	(6,392)
TOTAL ADJUSTMENTS	(54,087)	1,981
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(35,891)	9,560
INVESTING ACTIVITIES
Cash used to convert shares, and redeem stock options and fractional shares, net of cash received	(8,500)	—
Activities in available for sale securities
Purchases	(31,179)	(47,870)
Sales	103,901	52,434
Maturities, prepayments and calls	10,370	8,587
(Purchases) redemptions of restricted equity securities	(1,867)	411
Net increase in loans	(146,777)	(118,758)
Purchase of premises and equipment	(2,709)	(843)
Proceeds from sale of premises and equipment	257	—
Proceeds from sale of other real estate	2,273	—
NET CASH USED IN INVESTING ACTIVITIES	(74,231)	(106,039)
FINANCING ACTIVITIES
Net change in deposits	163,839	172,741
Proceeds from Federal Home Loan Bank Advances	444,000	163,824
Payments on Federal Home Loan Bank Advances	(463,156)	(217,353)
Proceeds from Federal Funds Purchased	5,000	—
Issuance of common stock, net of repurchase of restricted shares	(177)	272
Issuance of common stock related to exercise of stock options and ESPP	199	90
Redemption of common stock	—	(8,291)
Noncontrolling interest contributions received	990	4,415
Cash dividends paid on common stock	(4,550)	(3,077)
NET CASH PROVIDED BY FINANCING ACTIVITIES	146,145	112,621
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,023	16,142
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,649	35,178
CASH AND CASH EQUIVALENTS - END OF PERIOD	$87,672	$51,320
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$20,508	$16,861
Taxes	$4,565	$1,607

Non-cash investing and financing activities
Change in due to/from noncontrolling interest	$990	$4,484
Acquired bank facilities no longer in use transferred to other real estate owned and foreclosed assets from premises and equipment	$2,420	$—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	$197	$943

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank (the "Bank"), collectively, "the Company". Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). The Bank provides a full range of traditional banking products and services to business and consumer clients throughout Middle Tennessee.

Reliant Risk Management, Inc., a wholly-owned insurance captive subsidiary of Reliant Bancorp, that began operations on June 1, 2020, is a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Reliant Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements as of and for the periods presented include Reliant Bancorp, Inc., its wholly-owned direct and indirect subsidiaries and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. As described in Note 12 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and TCB Holdings merged effective on January 1, 2020, and Reliant Bancorp, Inc. and FABK merged effective April 1, 2020.

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

The consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

conform to the current period presentation. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recently Adopted Accounting Pronouncements

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies, “Recent Authoritative Accounting Guidance” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to previously issued accounting standards updates.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was early adopted as of January 1, 2020 and did not have a significant impact on the Company's consolidated financial statements as it simplifies the test of impairment of goodwill.

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

Newly Issued not yet Effective Accounting Standards

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is expected to be effective for the Company on January 1, 2023. We are currently evaluating the potential impact of ASU 2016-13 on the Company's financial statements by developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in this ASU improve the codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to credit losses is expected to be effective for the Company in conjunction with the adoption of the standard on January 1, 2023. The Company is currently evaluating the impact of these ASUs on the Company’s consolidated financial statements. While we are currently unable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

reasonably estimate the impact of adopting these ASUs, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$12,117	$1	$(1)	$12,117
State and municipal	175,976	14,717	(70)	190,623
Corporate bonds	15,750	167	(108)	15,809
Mortgage-backed securities	41,240	348	(1,212)	40,376
Asset-backed securities	15,199	—	(231)	14,968
Total	$260,282	$15,233	$(1,622)	$273,893

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$59	$—	$—	$59
State and municipal	186,283	10,413	(36)	196,660
Corporate bonds	7,880	97	(132)	7,845
Mortgage-backed securities	38,126	296	(661)	37,761
Asset-backed securities	18,374	—	(406)	17,968
Total	$250,722	$10,806	$(1,235)	$260,293

Securities pledged at September 30, 2020 and December 31, 2019 had a carrying amount of $43,406 and $46,918, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

The fair values of available for sale debt securities at September 30, 2020 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage- and asset-backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

Results from sales of securities were as follows:

	Nine months ended
	September 30, 2020	September 30, 2019
Proceeds	$103,901	$52,434
Gross gains	810	475
Gross losses	(483)	(169)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

	Amortized Cost	Estimated Fair Value
Due within one year	$12,567	$12,565
Due in one to five years	2,175	2,186
Due in five to ten years	17,222	17,965
Due after ten years	171,879	185,833
Mortgage-backed securities	41,240	40,376
Asset-backed securities	15,199	14,968
Total	$260,282	$273,893

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2020
U. S. Treasury and other U. S. government agencies	$12,066	$1	$—	$—	$12,066	$1
State and municipal	7,319	70	—	—	7,319	70
Corporate bonds	9,142	107	500	1	9,642	108
Mortgage-backed securities	6,613	282	20,982	930	27,595	1,212
Asset-backed securities	790	1	14,092	230	14,882	231
Total temporarily impaired	$35,930	$461	$35,574	$1,161	$71,504	$1,622

December 31, 2019
U. S. Treasury and other U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal	1,960	36	—	—	1,960	36
Corporate bonds	—	—	2,499	132	2,499	132
Mortgage-backed securities	16,104	286	9,081	375	25,185	661
Asset-backed securities	—	—	17,682	406	17,682	406
Total temporarily impaired	$18,064	$322	$29,262	$913	$47,326	$1,235

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. As the fair value is expected to recover as the securities approach their maturity date and/or market rates decline, we do not consider these securities to be other-than-temporarily impaired at September 30, 2020. There were 43 and 47 securities in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2020 and December 31, 2019 were comprised as follows:

	September 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$477,785	$245,515
Real Estate
1-4 Family Residential	334,730	227,529
1-4 Family HELOC	101,492	96,228
Multi-family and Commercial	864,756	536,845
Construction, Land Development and Farmland	366,760	273,872
Consumer	209,071	16,855
Other	8,259	13,180
Gross loans	2,362,853	1,410,024
Less: Deferred loan fees	4,955	72
Less: Allowance for loan losses	19,834	12,578
Loans, net	$2,338,064	$1,397,374

Activity in the allowance for loan losses by portfolio segment was as follows for the three months ended September 30, 2020 and September 30, 2019, respectively:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at June 30, 2020	$4,675	$8,407	$2,126	$1,454	$975	$584	$16	$18,237
Charge-offs	—	—	—	(8)	—	(60)	—	(68)
Recoveries	88	9	4	22	12	30	—	165
Provision	249	(169)	(175)	821	498	272	4	1,500
Ending balance at September 30, 2020	$5,012	$8,247	$1,955	$2,289	$1,485	$826	$20	$19,834

Beginning balance at June 30, 2019	$1,881	$4,713	$2,707	$1,455	$686	$188	$36	$11,666
Charge-offs	(2)	—	—	(12)	—	(16)	(21)	(51)
Recoveries	48	3	(201)	4	—	16	200	70
Provision	372	472	7	(64)	18	(18)	(181)	606
Ending balance at September 30, 2019	$2,299	$5,188	$2,513	$1,383	$704	$170	$34	$12,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Activity in the allowance for loan losses by portfolio segment was as follows for the nine months ended September 30, 2020 and September 30, 2019, respectively:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Beginning balance at December 31, 2019	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578
Charge-offs	(507)	—	(114)	(68)	(98)	(355)	—	(1,142)
Recoveries	126	20	8	769	15	60	—	998
Provision	2,864	2,942	(588)	308	944	944	(14)	7,400
Ending balance at September 30, 2020	$5,012	$8,247	$1,955	$2,289	$1,485	$826	$20	$19,834

Beginning balance at December 31, 2018	$1,751	$4,429	$2,500	$1,333	$656	$184	$39	$10,892
Charge-offs	(170)	—	—	(29)	—	(37)	(34)	(270)
Recoveries	342	62	—	220	11	28	200	863
Provision	376	697	13	(141)	37	(5)	(171)	806
Ending balance at September 30, 2019	$2,299	$5,188	$2,513	$1,383	$704	$170	$34	$12,291

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$764	$—	$—	$—	$—	$—	$—	$764
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,248	8,247	1,955	2,289	1,485	826	20	19,070
Total	$5,012	$8,247	$1,955	$2,289	$1,485	$826	$20	$19,834
Loans
Individually evaluated for impairment	$1,084	$2,537	$1,777	$1,687	$316	$592	$—	$7,993
Acquired with credit impairment	257	1,211	787	934	14	1,330	—	4,533
Collectively evaluated for impairment	476,444	861,008	364,196	332,109	101,162	207,149	8,259	2,350,327
Total	$477,785	$864,756	$366,760	$334,730	$101,492	$209,071	$8,259	$2,362,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 were as follows:

	Commercial Industrial and Agricultural	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	1-4 Family Residential Real Estate	1-4 Family HELOC	Consumer	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$755	$—	$17	$—	$—	$—	$—	$772
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,774	5,285	2,632	1,280	624	177	34	11,806
Total	$2,529	$5,285	$2,649	$1,280	$624	$177	$34	$12,578
Loans
Individually evaluated for impairment	$1,154	$3,439	$1,217	$1,536	$374	$28	$—	$7,748
Acquired with credit impairment	—	215	813	195	—	—	—	1,223
Collectively evaluated for impairment	244,361	533,191	271,842	225,798	95,854	16,827	13,180	1,401,053
Total	$245,515	$536,845	$273,872	$227,529	$96,228	$16,855	$13,180	$1,410,024

Non-accrual loans by class of loan were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$791	$572
Multi-family and Commercial Real Estate	1,532	1,276
Construction, Land Development and Farmland	1,100	555
1-4 Family Residential Real Estate	1,591	1,344
1-4 Family HELOC	239	296
Consumer	1,485	28
Total	$6,738	$4,071

Performing non-accrual loans totaled $2,926 and $1,332 at September 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Individually impaired loans by class of loans were as follows at September 30, 2020:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$2,575	$436	$905	$1,341	$764
Multi-family and Commercial Real Estate	5,837	3,748	—	3,748	—
Construction, Land Development and Farmland	3,032	2,564	—	2,564	—
1-4 Family Residential Real Estate	3,322	2,621	—	2,621	—
1-4 Family HELOC	436	330	—	330	—
Consumer	3,819	1,922	—	1,922	—
Total	$19,021	$11,621	$905	$12,526	$764

Individually impaired loans by class of loans were as follows at December 31, 2019:

	Unpaid Principal Balance	Recorded Investment with no Allowance for Loan Losses Recorded	Recorded Investment with Allowance for Loan Losses Recorded	Total Recorded Investment	Related Allowance for Loan Losses
Commercial, Industrial and Agricultural	$1,154	$5	$1,149	$1,154	$755
Multi-family and Commercial Real Estate	3,746	3,654	—	3,654	—
Construction, Land Development and Farmland	2,347	1,859	171	2,030	17
1-4 Family Residential Real Estate	1,852	1,731	—	1,731	—
1-4 Family HELOC	376	374	—	374	—
Consumer	31	28	—	28	—
Total	$9,506	$7,651	$1,320	$8,971	$772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The average balances of impaired loans and the interest income recognized for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with an allowance
Commercial, Industrial and Agricultural	$947	$6	$2,435	$112	$975	$32	$1,384	$342
Multi-family and Commercial Real Estate	—	—	—	—	—	—	—	—
Construction, Land Development and Farmland	—	—	172	—	43	—	172	—
1-4 Family Residential Real Estate	—	—	—	—	—	—	—	—
1-4 Family HELOC	—	—	25	—	—	—	13	1
Consumer	—	—	—	—	1	—	—	—
Subtotal	947	6	2,631	112	1,019	32	1,568	343
Impaired loans with no allowance
Commercial, Industrial and Agricultural	594	42	672	9	356	56	537	33
Multi-family and Commercial Real Estate	4,375	63	3,474	46	4,138	278	2,838	141
Construction, Land Development and Farmland	2,949	28	1,797	21	2,471	115	2,399	168
1-4 Family Residential Real Estate	3,002	54	2,124	26	2,631	154	1,924	88
1-4 Family HELOC	331	—	296	—	367	—	148	4
Consumer	2,118	68	15	1	1,076	205	16	2
Subtotal	$13,369	$255	$8,378	$103	$11,039	$808	$7,862	$436
Total	$14,316	$261	$11,009	$215	$12,058	$840	$9,430	$779

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

    Grade 9 - Loss
Extensions of credit classified ‘‘loss’’ are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. Amounts classified loss should be promptly charged off. The Company will not attempt long term recoveries while the credit remains on the Company’s books. Losses should be taken in the period in which they surface as uncollectible. With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest.

Loans not falling in the criteria above are considered to be pass-rated loans.

Non-commercial purpose loans are initially assigned a default loan grade of 99 (Pass) and are risk graded (Grade 6, 7, or 8) according to delinquency status when applicable.

Credit quality indicators by class of loan were as follows at September 30, 2020:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$474,199	$1,534	$2,052	$477,785
1-4 Family Residential Real Estate	331,930	5	2,795	334,730
1-4 Family HELOC	101,176	—	316	101,492
Multi-family and Commercial Real Estate	859,739	663	4,354	864,756
Construction, Land Development and Farmland	365,135	—	1,625	366,760
Consumer	207,016	7	2,048	209,071
Other	6,739	1,520	—	8,259
Total	$2,345,934	$3,729	$13,190	$2,362,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Credit quality indicators by class of loan were as follows at December 31, 2019:

	Pass	Special Mention	Substandard	Total
Commercial, Industrial and Agricultural	$241,089	$2,382	$2,044	$245,515
1-4 Family Residential Real Estate	225,809	—	1,720	227,529
1-4 Family HELOC	95,678	—	550	96,228
Multi-family and Commercial Real Estate	531,055	1,519	4,271	536,845
Construction, Land Development and Farmland	272,440	—	1,432	273,872
Consumer	16,634	—	221	16,855
Other	13,180	—	—	13,180
Total	$1,395,885	$3,901	$10,238	$1,410,024

None of the Company's loans had a risk rating of "Doubtful" or "Loss" as of September 30, 2020 or December 31, 2019.

Past due status by class of loan was as follows at September 30, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$219	$—	$412	$631	$477,154	$477,785
1-4 Family Residential Real Estate	1,006	544	318	1,868	332,862	334,730
1-4 Family HELOC	—	—	198	198	101,294	101,492
Multi-family and Commercial Real Estate	—	—	1,023	1,023	863,733	864,756
Construction, Land Development and Farmland	—	684	205	889	365,871	366,760
Consumer	389	767	617	1,773	207,298	209,071
Other	—	—	—	—	8,259	8,259
Total	$1,614	$1,995	$2,773	$6,382	$2,356,471	$2,362,853

Past due status by class of loan was as follows at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Commercial, Industrial and Agricultural	$79	$4	$572	$655	$244,860	$245,515
1-4 Family Residential Real Estate	501	236	229	966	226,563	227,529
1-4 Family HELOC	—	—	296	296	95,932	96,228
Multi-family and Commercial Real Estate	485	—	558	1,043	535,802	536,845
Construction, Land Development and Farmland	255	—	339	594	273,278	273,872
Consumer	38	26	64	128	16,727	16,855
Other	—	—	—	—	13,180	13,180
Total	$1,358	$266	$2,058	$3,682	$1,406,342	$1,410,024

There was one loan past due 90 days or more and still accruing interest at September 30, 2020 totaling $38. At December 31, 2019, there was one loan totaling $64 past due 90 days or more and still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following table presents loans by class modified as troubled debt restructurings ("TDRs") during the first nine months of 2020. There were no modifications in the three months ending September 30, 2020. There were no loans that were modified as TDRs during the three or nine months ended September 30, 2019.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
September 30, 2020
Commercial, Industrial and Agricultural	1	$150	$150
Multi-family and Commercial Real Estate	1	721	721
1-4 Family Residential	1	394	394
Total	3	$1,265	$1,265

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and subsequent regulatory guidance provide that financial institutions may elect to account for certain loan modifications due to COVID-19 as not TDRs. The Company had applied this guidance to approve initial modifications in April and May 2020 for loans with principal balances of $530.7 million. The majority of these modifications were for a period of up to three months and contained either interest-only periods or full payment deferrals. Through September 30, 2020, further modifications were approved for $21.8 million of the loans previously modified. Additional modifications of these loans are likely to be executed in the fourth quarter of 2020.

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Upon completion of the FABK Transaction as disclosed in Note 12, we assumed their qualified SBA lender status. The Company originated 893 loans amounting to $83 million of PPP loans in 2020 which are included in the commercial, industrial, and agricultural segment. PPP loans do not have a corresponding allowance as they are fully guaranteed by the SBA. Fees range from 1% to 5% of the loan and are deferred and amortized over the life of the loan. As PPP loans are forgiven, any deferred loan fee or cost is recognized related to each individual loan.

The Company has acquired loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of the purchased credit impaired loans were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$989	$—
Multi-family and Commercial Real Estate	2,243	217
Construction, Land Development and Farmland	1,003	1,021
1-4 Family Residential Real Estate	1,211	231
1-4 Family HELOC	18	—
Consumer	2,105	—
Total outstanding balance	7,569	1,469
Less remaining purchase discount	3,036	246
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$4,533	$1,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$98	$110
New loans purchased	870	—
Year-to-date settlements	(137)	(12)
Balance at September 30,	$831	$98
Year-to-date settlements include both loans that were charged-off as well as loans that were paid off.

NOTE 4 - LEASES

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

Information related to the Company's operating leases is presented below:

September 30, 2020
Operating leases right of use assets	$14,619
Operating leases liabilities	$15,756
Weighted average remaining lease term (in years)	6.14
Weighted average discount rate	4.34%

The components of lease expense included in occupancy expenses for the three and nine months ended September 30, 2020, were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$851	$2,333
Short-term lease cost	2	2
Variable lease cost	98	276
Total lease cost	$951	$2,611

The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.

Lease expense for the three and nine months ended September 30, 2019, prior to the adoption of ASU 2016-02, was $669 and $2,039, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

Lease payments due on or before	September 30, 2020
September 30, 2021	$3,155
September 30, 2022	2,755
September 30, 2023	2,716
September 30, 2024	2,703
September 30, 2025	2,372
Thereafter	4,289
Total undiscounted cash flows	17,990
Discount on cash flows	(2,234)
Total lease liability	$15,756

As of September 30, 2020, the Company entered into a five year lease with a related party that commences January 1, 2021 and has a base annual rental of $211,000, with a 2.5% per year increase. This lease may be terminated December 31, 2021 with a 90-day notice. As the lease has not yet commenced, it is not included in the lease payments due above.

NOTE 5 - DERIVATIVES

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $160,000 as of September 30, 2020 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements. No gains or losses were reclassified from accumulated other comprehensive income into net income during the periods presented.

Summary information related to the interest rate swaps designated as cash flow hedges as of September 30, 2020, is as follows:

Notional amounts	$160,000
Weighted average pay rates	2.050%
Weighted average receive rates	0.390%
Weighted average maturity	3.35 years
Unrealized losses	$8,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$10,000	$(750)	$10,000	$(439)
Short-term interest-bearing liabilities	150,000	(7,776)	100,000	(1,639)
Total included in other liabilities	$160,000	$(8,526)	$110,000	$(2,078)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income, net of tax, relating to the cash flow derivative instruments for the three and nine months ended September 30, 2020 and 2019, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps-subordinate debentures	$51	$(42)	$(230)	$(264)
Interest rate swaps-interest-bearing liabilities	324	(233)	(4,532)	(1,342)
	$375	$(275)	$(4,762)	$(1,606)

Fair Value Hedges

Summary information related to the fair value hedges as of September 30, 2020, is as follows:

Notional amounts	$19,345
Weighted average pay rates	3.51%
Weighted average receive rates	1.21%
Weighted average maturity	8.34 years
Unrealized losses	$1,690

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to investments	19,345	(1,690)	19,605	(630)
Total included in other liabilities	$19,345	$(1,690)	$19,605	$(630)

The following table reflects the fair value hedges and the underlying hedged items included in the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
Item	Location	2020	2019	2020	2019
Interest rate swaps - securities	Interest on investment securities, nontaxable	$(118)	$(20)	$(243)	$(21)
Hedged item - securities	Interest on investment securities, nontaxable	$118	$20	$243	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statement of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense before income taxes	$349	$337	$1,183	$867
Less: deferred tax benefit	(91)	(88)	(309)	(227)
Reduction of net income	$258	$249	$874	$640

Common Stock Options

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	149,293	$18.81	6.68 years	$553
Granted	—	$—
Exercised	(6,544)	$12.03		26
Forfeited or expired	(20,007)	$21.02
Outstanding at September 30, 2020	122,742	$18.81	5.95 years	$73
Exercisable at September 30, 2020	83,042	$16.43	5.03 years	$73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at January 1, 2020	74,600	$6.08
Granted	—	$—
Vested	(23,400)	$5.23
Forfeited	(11,500)	$6.37
Non-vested options at September 30, 2020	39,700	$6.56

As of September 30, 2020, there was $235 of unrecognized future compensation expense to be recognized related to stock options. The cost is expected to be recognized over a weighted-average period of 3.08 years.

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2020:

	Restricted Stock Units		Restricted Stock
	Underlying Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested units/shares at January 1, 2020	47,750	$23.30	90,960	$25.31
Granted	102,400	14.02	—	—
Vested	(12,500)	22.57	(48,550)	23.99
Forfeited	(2,000)	10.25	—
Non-vested units/shares at September 30, 2020	135,650	$16.55	42,410	$26.82

As of September 30, 2020, there was $2,096 of unrecognized compensation cost related to non-vested restricted stock and restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of 2.11 years. The total fair value of shares vested during the nine months ended September 30, 2020 was $970.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action or affect the amount of dividends the Company and the Bank may distribute. Management believes that as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital amounts and ratios for Reliant Bancorp and the Bank (required) are presented below as of September 30, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Reliant Bancorp
Tier I leverage	$253,534	8.72%	$116,300	4.00%	$145,375	5.00%
Common equity tier I	241,786	9.77%	173,235	7.00%	160,861	6.50%
Tier I risk-based capital	253,534	10.25%	210,248	8.50%	197,880	8.00%
Total risk-based capital	332,434	13.44%	259,714	10.50%	247,347	10.00%
Bank
Tier I leverage	$304,376	10.48%	$116,174	4.00%	$145,218	5.00%
Common equity tier I	304,376	12.33%	172,801	7.00%	160,458	6.50%
Tier I risk-based capital	304,376	12.33%	209,829	8.50%	197,486	8.00%
Total risk-based capital	324,635	13.15%	259,214	10.50%	246,871	10.00%

December 31, 2019
Reliant Bancorp
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity tier I	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%
Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity tier I	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic EPS Computation
Net income attributable to common shareholders	$11,531	$4,000	$19,186	$12,063
Weighted average common shares outstanding	16,587,274	11,104,918	15,053,087	11,247,921
Basic earnings per common share	$0.70	$0.36	$1.27	$1.07
Diluted EPS Computation
Net income attributable to common shareholders	$11,531	$4,000	$19,186	$12,063
Weighted average common shares outstanding	16,587,274	11,104,918	15,053,087	11,247,921
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	62,399	72,449	67,616	66,445
Adjusted weighted average common shares outstanding	16,649,673	11,177,367	15,120,703	11,314,366
Diluted earnings per common share	$0.69	$0.36	$1.27	$1.07

NOTE 9 - FAIR VALUES OF ASSETS AND LIABILITIES

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

Interest rate swaps: The fair values of interest rate swaps and fair value hedges are determined based on discounted future cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
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

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets
U. S. Treasury and other U. S. government agencies	$12,117	$—	$12,117	$—
State and municipal	190,623	—	190,623	—
Corporate bonds	15,809	—	15,809	—
Mortgage backed securities	40,376	—	40,376	—
Asset backed securities	14,968	—	14,968	—
Liabilities
Derivative liabilities	$10,216	$—	$10,216	$—
December 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$59	$—	$59	$—
State and municipal	196,660	—	196,660	—
Corporate bonds	7,845	—	7,845	—
Mortgage backed securities	37,761	—	37,761	—
Asset backed securities	17,968	—	17,968	—
Derivative assets	688	—	688	—
Liabilities
Derivative liabilities	$3,396	$—	$3,396	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets
Impaired loans	$141	$—	$—	$141
Other real estate	1,326	—	—	1,326
Other repossessions	1,603	—	—	1,603
December 31, 2019
Assets
Impaired loans	$553	$—	$—	$553
Other real estate	750	—	—	750
Other repossessions	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2020 and December 31, 2019:

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
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Carrying amounts and estimated fair values of financial instruments not reported at fair value at September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$14,050	$14,050	$14,050	$—	$—
Federal funds sold	12,273	12,273	—	12,273	—
Loans, net	2,338,064	2,336,300	—	—	2,336,300
Mortgage loans held for sale	99,587	99,587	—	99,587	—
Accrued interest receivable	14,615	14,615	—	14,615	—
Restricted equity securities	17,367	17,367	—	17,367	—
Financial liabilities
Deposits	$2,565,502	$2,571,305	$—	$—	$2,571,305
Accrued interest payable	3,744	3,744	—	3,744	—
Subordinate debentures	70,389	69,237	—	—	69,237
Federal Home Loan Bank advances	40,555	40,887	—	—	40,887

December 31, 2019
Financial assets
Cash and due from banks	$7,953	$7,953	$7,953	$—	$—
Federal funds sold	52	52	—	52	—
Loans, net	1,397,374	1,383,719	—	—	1,383,719
Mortgage loans held for sale	37,476	38,379	—	38,379	—
Accrued interest receivable	7,188	7,188	—	7,188	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,584,453	$1,582,781	$—	$—	$1,582,781
Accrued interest payable	2,022	2,022	—	2,022	—
Subordinate debentures	70,883	71,454	—	—	71,454
Federal Home Loan Bank advances	10,737	10,755	—	—	10,755

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

NOTE 10 - SEGMENT REPORTING

The Company has two reportable business segments: commercial banking and residential mortgage banking. Segment information is derived from the internal reporting system utilized by management. Revenues and expenses for segments reflect those which can be specifically identified and have been assigned based on internally developed allocation methods. Financial results have been presented, to the extent practicable, as if each segment operated on a stand-alone basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Commercial Banking provides deposit and lending services to consumer and business customers within our primary geographic markets. Our customers are serviced through branch locations, ATMs, online banking, and mobile banking.

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

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$29,729	$808	$—	$30,537
Provision for loan losses	1,500	—	—	1,500
Noninterest income	2,218	3,797	(14)	6,001
Noninterest expense (excluding merger expense)	16,065	4,190	—	20,255
Merger expense	78	—	—	78
Income tax expense (benefit)	2,773	27	—	2,800
Net income (loss)	11,531	388	(14)	11,905
Noncontrolling interest in net income of subsidiary	—	(388)	14	(374)
Net income attributable to common shareholders	$11,531	$—	$—	$11,531

	Three Months Ended September 30, 2019
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$13,910	$154	$—	$14,064
Provision for loan losses	606	—	—	606
Noninterest income	1,375	1,377	8	2,760
Noninterest expense (excluding merger expense)	9,726	3,022	—	12,748
Merger expense	299	—	—	299
Income tax expense (benefit)	654	(97)	—	557
Net income (loss)	4,000	(1,394)	8	2,614
Noncontrolling interest in net loss of subsidiary	—	1,394	(8)	1,386
Net income attributable to common shareholders	$4,000	$—	$—	$4,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

	Nine Months Ended September 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$75,933	$1,677	$—	$77,610
Provision for loan losses	7,400	—	—	7,400
Noninterest income	6,102	7,601	3	13,706
Noninterest expense (excluding merger expense)	44,961	10,340	—	55,301
Merger expense	6,895	—	—	6,895
Income tax expense (benefit)	3,593	(69)	—	3,524
Net income (loss)	19,186	(993)	3	18,196
Noncontrolling interest in net loss of subsidiary	—	993	(3)	990
Net income attributable to common shareholders	$19,186	$—	$—	$19,186

	Nine Months Ended September 30, 2019
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$40,986	$352	$—	$41,338
Provision for loan losses	806	—	—	806
Noninterest income	4,226	3,187	(17)	7,396
Noninterest expense (excluding merger expense)	30,300	8,317	—	38,617
Merger expense	302	—	—	302
Income tax expense (benefit)	1,741	(311)	—	1,430
Net income (loss)	12,063	(4,467)	(17)	7,579
Noncontrolling interest in net loss of subsidiary	—	4,467	17	4,484
Net income attributable to common shareholders	$12,063	$—	$—	$12,063

NOTE 11 – INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2020 totaled $2,800 and $3,524, respectively, compared to $557 and $1,430, respectively, for the three and nine months ended September 30, 2019. The effective tax rate for the three and nine months ended September 30, 2020 was 19.0% and 16.2%, respectively, compared to 17.6% and 15.9%, respectively, for the three and nine months ended September 30, 2019.

NOTE 12 - BUSINESS COMBINATIONS

Tennessee Community Bank Holdings, Inc.

Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among Reliant Bancorp, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the TCB Holdings Agreement, TCB Holdings merged with and into Reliant Bancorp (the “TCB Holdings Transaction”), with Reliant Bancorp as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Reliant Bancorp’s common stock, par value $1.00 per share (“Reliant Bancorp Common Stock”). The aggregate consideration payable by Reliant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Bancorp in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction was 811,210 shares of Reliant Bancorp Common Stock and approximately $18,073 in cash. Reliant Bancorp did not issue fractional shares of Reliant Bancorp Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $430. All shares of Reliant Bancorp’s common stock outstanding immediately prior to the TCB Holdings Transaction were unaffected by the TCB Holdings Transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Allocation of Purchase Price
Total consideration above	$36,547
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,026
Investment securities available for sale	56,336
Loans, net of unearned income	171,445
Accrued interest receivable	948
Premises and equipment	6,401
Cash surrender value of life insurance contracts	5,629
Restricted equity securities	909
Core deposit intangible	3,617
Other assets	833
Deposits	(210,538)
Deferred tax liability	(337)
Borrowings	(58)
FHLB advances	(13,102)
Other liabilities	(3,682)
Total fair value of net assets acquired	29,427
Goodwill	$7,120

CBT was a Tennessee-based full-service community bank with operations in Ashland City, Kingston Springs, Pegram, Pleasant View, and Springfield, Tennessee. These communities lie on the northwest perimeter of Nashville, Tennessee.

First Advantage Bancorp

Effective April 1, 2020, Reliant Bancorp completed the acquisition of FABK pursuant to the Agreement and Plan of Merger, dated October 22, 2019 (the “FABK Agreement”), by and among Reliant Bancorp, FABK, and PG Merger Sub, Inc., a Tennessee corporation and wholly owned subsidiary of Reliant Bancorp ("Merger Sub"). On the terms and subject to the conditions set forth in the FABK Agreement, Merger Sub merged with and into FABK (the "FABK Transaction"), with FABK as the surviving corporation, followed immediately by the merger of FABK with and into Reliant Bancorp, with Reliant Bancorp as the surviving corporation. Immediately following the merger of FABK into Reliant Bancorp, First Advantage Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of FABK ("FAB"), merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the FABK Agreement, at the effective time of the FABK Transaction, each outstanding share of FABK common stock, par value $0.01 per share (the “FABK Common Stock”), other than certain excluded shares, was converted into the right to receive (i) 1.17 shares of Reliant Bancorp Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Reliant Bancorp Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the April 1, 2020 opening price for Reliant Bancorp Common Stock of $11.27 per share and 3,935,165 shares of FABK Common Stock outstanding on April 1, 2020, the consideration for the FABK Transaction was approximately $64,094, in the aggregate, or $16.28 per share of FABK Common Stock.

The following table details the financial impact of the FABK Transaction, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Calculation of Purchase Price
Shares of First Advantage Bancorp common stock outstanding as of April 1, 2020	3,935,165
Conversion of restricted stock units to shares of common stock of First Advantage Bancorp as of April 1, 2020	2,000
Total First Advantage Bancorp common stock outstanding as of April 1, 2020	3,937,165
Exchange ratio for Reliant Bancorp, Inc. common stock	1.17
Reliant Bancorp, Inc. common stock shares issued	4,606,483
Remove fractional shares	(64)
Reliant Bancorp, Inc. common stock shares issued	4,606,419
Reliant Bancorp, Inc. share price at April 1, 2020	$11.27
Estimated value of Reliant Bancorp, Inc. shares issued	51,914
Cash settlement for Reliant Bancorp, Inc. fractional shares ($11.74 per pro rata fractional share)	1
Cash settlement for First Advantage Bancorp common stock ($3.00 per share)	11,805
Cash settlement for First Advantage Bancorp restricted stock units ($3.00 per share)	6
Cash settlement for First Advantage Bancorp's 34,800 outstanding stock options ($30.00 settlement price less weighted average exercise price of $19.44)	368
Estimated fair value of First Advantage Bancorp	$64,094

Allocation of Purchase Price
Total consideration above	$64,094
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,159
Investment securities available for sale	35,970
Loans, net of unearned income	622,423
Mortgage loans held for sale, net	5,878
Premises and equipment	7,905
Deferred tax asset	6,024
Cash surrender value of life insurance contracts	14,776
Other real estate and repossessed assets	1,259
Core deposit intangible	2,280
Operating lease right-of-use assets	6,536
Other assets	10,934
Deposits	(608,690)
Borrowings	(35,962)
Operating lease liabilities	(6,536)
Other liabilities	(10,606)
Total fair value of net assets acquired	63,350
Goodwill	$744

FAB was a Tennessee-based full-service community bank headquartered in Clarksville, Tennessee. FAB operated branch offices in Montgomery, Davidson and Williamson counties, Tennessee and operated a loan production office in Knoxville, Tennessee primarily originating manufactured housing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) AND DECEMBER 31, 2019
(Dollar amounts in thousands except per share amounts)

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the three and nine months ended September 30, 2020 and 2019 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2019. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first three and nine months of 2019 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2019. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue(1)	$35,881	$29,478	$106,771	$86,217
Net interest income	$29,880	$25,232	$85,741	$74,835
Net income attributable to common shareholders	$11,117	$9,182	$17,715	$28,545
(1) Net interest income plus noninterest income

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following is a summary of the Company’s financial highlights and significant events for the nine months ended September 30, 2020:

•Net income attributable to common shareholders totaled $19.2 million, or $1.27 per diluted common share, for the nine months ended September 30, 2020 compared to $12.1 million, or $1.07 per diluted common share, during the same period in 2019.
•Merger expenses for the nine months ended September 30, 2020 totaled $6.9 million.
•Loans increased $940.7 million for the nine months ended September 30, 2020.
•Deposits increased $981.0 million for the nine months ended September 30, 2020.
•Asset quality remained strong with nonperforming assets to total assets of 0.32 percent.
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
Acquisition of parent company of FAB
Effective April 1, 2020, Reliant Bancorp, completed the acquisition of FABK and FAB. In accordance with the terms of the FABK Agreement, (i) Merger Sub merged with and into FABK, with FABK being the surviving corporation and becoming a wholly-owned subsidiary of Reliant Bancorp, and (ii) immediately following the merger of FABK and Merger Sub, FABK merged with and into Reliant Bancorp, with Reliant Bancorp being the surviving corporation. Additionally, immediately following the merger of Reliant Bancorp and FABK, FAB merged with and into Reliant Bank, with Reliant Bank being the surviving bank.

As consideration for the FABK Transaction, each outstanding share of FABK Common Stock, other than certain excluded shares, at the effective time of the FABK Transaction converted into the right to receive (i) 1.17 shares of Reliant Bancorp Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Reliant Bancorp Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $368. Based on the March 31, 2020 closing price for Reliant Bancorp Common Stock of $11.27 per share and 3,937,165 shares of FABK Common Stock outstanding on March 31, 2020, the consideration for the FABK Transaction was approximately $64,094, in the aggregate, or $16.28 per share of FABK Common Stock.

Formation of Reliant Risk Management, Inc.

Reliant Risk Management, Inc. is a wholly-owned insurance captive subsidiary of Reliant Bancorp, Inc. that began operations on June 1, 2020 as a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically feasible in today's insurance marketplace. It pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

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

Principles of Consolidation

The Company's consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First Trups Holding Company (a wholly owned subsidiary of Reliant Bancorp), Reliant Risk Management, Inc., Reliant Investment Holdings, LLC (a wholly owned subsidiary of the Bank), and RMV. All significant intercompany balances and transactions have been eliminated in consolidation. As described previously, effective January 1, 2020, Reliant Bancorp and TCB Holdings merged and effective April 1, 2020, Reliant Bancorp and First Advantage Bancorp merged.

During 2011, the Bank and another entity organized RMV. Under the RMV operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV, and the Bank receives 30% of the cash flow distributions, once the non-controlling member recovers its capital contributions to RMV. The non-controlling member is required to fund RMV’s losses in arrears via additional capital contributions to RMV. As of September 30, 2020, RMV's cumulative losses to date totaled $14,707. RMV will have to generate net income of at least this amount before the Bank will participate in future cash flow distributions.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all loans acquired from TCB Holdings and FABK at fair value as of the dates of the TCB Holdings Transaction and the FABK Transaction, respectively, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management is required to establish an allowance for loan losses subsequent to the dates of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to a credit triggering impairment recorded as provision for loan losses. The allowance for loan losses established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For purchased non-credit-impaired loans acquired in the TCB Holdings Transaction and the FABK Transaction that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. The Bank records an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

Coronavirus (COVID-19) Impact

The following is a description of certain impacts the novel coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.

Operational Impact

As part of our pandemic response, we have encouraged a significant portion of our employees to work from home. We have also extended virtual medical coverage to all employees as well as provided pay to employees who may have been exposed as they quarantine at home. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our earnings call and investor meetings which were held virtually this quarter. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. We have reopened all branches for normal business hours. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

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

Through September 30, 2020, the Company had applied this guidance to approve initial modifications in April and May 2020 for loans with principal balances of $530.7 million. The majority of these modifications involved extensions of up to three months of either interest-only periods or full payment deferrals. Through September 30, 2020, further modifications were approved for $21.8 million of the loans previously modified. Additional modifications are likely to be executed in the fourth quarter of 2020.

	Initial Modification Requests through May 31, 2020	Subsequent Modification Requests through September 30, 2020
Commercial RE	$291,232	$6,179
Hospitality	96,047	14,211
Restaurant	54,067	—
C&I	34,851	1,448
Multifamily	14,757	—
Manufactured Housing	14,887	—
Church/Consumer/Medical	24,809	—
Total Modification Requests	$530,650	$21,838

Paycheck Protection Program (PPP) and Liquidity

The CARES Act provided for over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to administer new loan programs, including, but not limited to, the guarantee of loans under a new 7(a) loan program called the "Paycheck Protection Program".

An eligible business could apply for a PPP loan in an amount up to the lesser of: (1) 2.5 times its average monthly “payroll costs” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity for loans made prior to June 5, 2020, or a five-year loan term to maturity for loans made on or after June 5, 2020; and (c) principal and interest payments deferred for 10 months after the end of the borrower's loan forgiveness covered period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

Through September 30, 2020, we had received SBA authorizations for 893 PPP loans totaling $83,290 and related fees of $3,296. Participation in the PPP will likely have an impact on the Company's asset mix and net interest margin for the remainder of 2020. At September 30, 2020, we had $93,000 in federal funds lines available and $337,000 of available borrowing capacity from correspondent banks. In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP. As such, the Company believes it has sufficient liquidity sources to continue to provide this important service to local businesses if and as additional funds are appropriated for the PPP.

As of September 30, 2020, the Bank's capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

Asset Impairment

At September 30, 2020, our level of non-performing assets was not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

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

Risks

See Part II , Item 1A. "Risk Factors" for more information.

Allowance for Loan Loss

We are in regular communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. In the third quarter of 2020 we recorded a provision expense of $1.5 million, which can be attributed to increased risk factors related to the COVID-19 pandemic as well as our loan growth. Our losses year-to-date remain low but we continue to build reserves as we anticipate future downgrades and defaults may eventually result in losses.

See Note 3 to the Company's financial statements included in Part I, Item 1. "Consolidated Financial Statements (Unaudited)" and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations -Comparison of Balance Sheets at September 30, 2020 and December 31, 2019 - Allowance for Loan Losses” for more information.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Effect of Mergers
Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings.
As a result of the TCB Holdings Transaction, on January 1, 2020, the Company:

•acquired total assets of $257 million;
•acquired total loans of $171 million; and
•acquired total deposits of $211 million.

Effective April 1, 2020, Reliant Bancorp completed the acquisition of FABK.

As a result of the FABK Transaction, on April 1, 2020, the Company:

•acquired total assets of $725 million;
•acquired total loans of $622 million; and
•acquired total deposits of $609 million.

Earnings

Net income attributable to common shareholders amounted to $11,531, or $0.70 per basic share, and $19,186, or $1.27 per basic share, for the three and nine months ended September 30, 2020, respectively, compared to $4,000, or $0.36 per basic share, and $12,063, or $1.07 per basic share, for the same periods in 2019, respectively. Diluted net income attributable to common shareholders was $0.69 and $1.27 per share for the three and nine months ended September 30, 2020, respectively, compared to $0.36 and $1.07 per share for the three and nine months ended September 30, 2019, respectively. The major components contributing to the change when compared to the prior year periods are an increase of 117.1% and 87.7% in net interest income for the three and nine months ended September 30, 2020, respectively, and an increase of 117.4% and 85.3% in noninterest income for the three and nine months ended September 30, 2020, respectively, and partially offset by an increase of 55.8% and 59.8% in noninterest expense (mainly driven by salaries and employee benefits) for the three and nine months ended September 30, 2020, and an increase of $894 and $6,594 in provision for loan losses for the three and nine months ended September 30, 2020, compared to the same periods in 2019. These and other components of earnings are discussed further below.

Non-GAAP Financial Measures

This Quarterly Report contains certain financial measures that are considered "non-GAAP financial measures" and should be read along with the accompanying tables. Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations and enhance comparability across periods. Non-GAAP financial measures should not, however, be considered as an alternative to any measure of performance or financial condition as determined in accordance with U.S. GAAP, and readers should consider the Company’s performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and readers should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under U.S. GAAP. Non-GAAP financial measures presented by the Company may not be comparable to non-GAAP financial measures (even those with the same or similar names) presented by other companies.

Company management uses, and believes that investors benefit from referring to, the following non-GAAP financial measures, among others, to assess the Company's operating results and trends: (i) tax-equivalent net interest income; (ii) adjusted net interest income; (iii) adjusted net interest margin; (iv) adjusted net income attributable to common shareholders; (v) adjusted net income attributable to common shareholders, per diluted share; (vi) adjusted return on average assets; (vii) adjusted return on average shareholders' equity; (viii) average tangible shareholders' equity; (ix) return on average tangible common equity (ROATCE); and (x) adjusted return on average tangible common equity. In the following table, the Company has provided a reconciliation of these non-GAAP financial measures to their most comparable U.S. GAAP financial measures.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
NON-GAAP FINANCIAL MEASURES
Adjusted net interest margin (1)(4)
Net interest income	$30,537	$14,064	$77,610	$41,338
Fully tax-equivalent adjustments:
Loans	$760	$302	$1,865	$908
Tax-exempt investment securities	$347	$424	$1,095	$1,320
Tax-equivalent net interest income (1)(2)	$31,643	$14,787	$80,570	$43,566
Purchase accounting adjustments	(3,868)	(383)	(9,773)	(1,163)
Adjusted net interest income (1)	$27,775	$14,404	$70,797	$42,403

Net interest margin (tax-equivalent basis)	4.54%	3.51%	4.30%	3.57%
Adjusted net interest margin	3.98%	3.42%	3.78%	3.47%

Adjusted net income attributable to common shareholders and related impact (1)
Net income attributable to common shareholders	$11,531	$4,000	$19,186	$12,063
Merger expenses	78	299	6,895	302
Tax effect of adjustments to net income	(20)	(27)	(1,617)	(79)
After tax adjustments to net income	58	272	5,278	223
Adjusted net income attributable to common shareholders	11,589	4,272	24,464	12,286

Net income attributable to common shareholders, per diluted share	$0.69	$0.36	$1.27	$1.07
Adjusted net income attributable to common shareholders, per diluted share	$0.70	$0.38	$1.62	$1.09

Return on average:
Return on average assets(3)	1.54%	0.88%	0.95%	0.91%
Adjusted return on average assets (1)(3)	1.55%	0.94%	1.21%	0.93%
Return on average shareholders' equity(3)	15.32%	7.31%	9.26%	7.57%
Adjusted return on average shareholders' equity (1)(3)	15.40%	7.81%	11.80%	7.71%

Average tangible shareholders' equity: (1)
Average shareholders' equity	299,435	217,087	276,846	213,107
Less: average goodwill	51,108	43,642	52,241	43,642
Less: average core deposit intangibles	12,104	7,598	11,801	7,863
Average tangible shareholders' equity	236,223	165,847	212,804	161,602

Return on average tangible common equity (ROATCE) (1)(3)	19.42%	9.57%	12.04%	9.98%
Adjusted ROATCE (1) (3)	19.52%	10.22%	15.36%	10.16%
(1) Not a recognized measure under U.S. GAAP.
(2) Amount includes tax equivalent adjustment to quantify the tax equivalent net interest income.
(3) Data has been annualized.
(4) Prior calculation of this ratio removed tax credits related to certain tax-preference-qualified loans and tax-exempt securities. The Company views these credits as normal course of business and as such removal is unnecessary.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest accrued on deposits and other interest-bearing liabilities and is the most significant component of our revenues. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest rate spread and net interest margin for the three and nine months ended September 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$2,337,958	5.34	$30,640	$1,312,153	5.12	$16,632	$13,712	$754	$14,466
Loan fees	—	0.38	2,255	—	0.26	870	1,385	—	1,385
Loans with fees	2,337,958	5.73	32,895	1,312,153	5.38	17,502	15,097	754	15,850
Mortgage loans held for sale	103,729	3.98	1,037	18,271	5.71	263	828	(54)	774
Deposits with banks	57,909	0.47	68	33,410	1.96	165	2,642	(2,739)	(97)
Investment securities - taxable	67,569	2.35	399	73,115	2.98	549	(40)	(110)	(150)
Investment securities - tax-exempt	185,058	3.29	1,186	220,233	3.60	1,576	(303)	(164)	(467)
Federal funds sold and other	19,694	3.68	182	12,300	5.03	156	47	(21)	26
Total earning assets	2,771,917	5.29	35,767	1,669,482	4.98	20,211	18,271	(2,334)	15,937
Nonearning assets	209,770			136,973
Total assets	$2,981,687			$1,806,455
Interest bearing liabilities
Interest bearing demand	272,506	0.34	236	142,702	0.23	81	102	53	155
Savings and money market	786,589	0.59	1,162	350,440	1.10	976	296	(110)	186
Time deposits - retail	715,310	1.01	1,819	540,688	2.17	2,956	1,735	(2,872)	(1,137)
Time deposits - wholesale	223,095	1.64	917	294,750	2.52	1,872	(392)	(563)	(955)
Total interest-bearing deposits	1,997,500	0.82	4,134	1,328,580	1.76	5,885	1,741	(3,492)	(1,751)
Federal Home Loan Bank advances and other borrowings	40,567	1.02	104	14,216	1.84	66	50	(12)	38
Subordinated Debt	70,361	5.61	992	11,655	6.77	199	821	(28)	793
Total borrowed funds	110,928	3.93	1,096	25,871	4.06	265	871	(40)	831
Total interest-bearing liabilities	2,108,428	0.99	5,230	1,354,451	1.80	6,150	2,612	(3,532)	(920)
Net interest rate spread (%) / Net interest income ($)		4.30	$30,537		3.18	$14,061	$15,658	$1,198	$16,857
Noninterest bearing deposits	536,353	(0.20)		227,502	(0.26)
Other noninterest bearing liabilities	37,471			7,415
Shareholders' equity	299,435			217,087
Total liabilities and shareholders' equity	$2,981,687			$1,806,455
Cost of funds		0.79			1.54
Net interest margin		4.54			3.51

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Change
	Average Balances	Rates / Yields (%)	Interest Income / Expense	Average Balances	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans	$2,085,316	5.38	$82,105	$1,275,834	5.15	$48,273	$32,502	$2,288	$34,790
Loan fees	—	0.31	4,882	—	0.25	2,358	2,524	—	2,524
Loans with fees	2,085,316	5.69	86,987	1,275,834	5.40	50,631	35,026	2,288	37,314
Mortgage loans held for sale	79,000	4.08	2,412	14,534	5.65	614	1,918	(120)	1,798
Deposits with banks	55,212	0.59	242	30,487	1.75	399	(859)	702	(157)
Investment securities - taxable	69,490	1.88	978	74,330	2.95	1,639	(101)	(560)	(661)
Investment securities - tax-exempt	191,814	3.46	3,874	223,596	3.75	3,874	(839)	(456)	(1,295)
Federal funds sold and other	19,324	3.43	496	12,751	5.44	519	(81)	58	(23)
Total earning assets	2,500,156	5.23	94,989	1,631,532	5.00	57,676	35,064	1,912	36,976
Nonearning assets	203,703			138,926
Total assets	$2,703,859			$1,770,458
Interest bearing liabilities
Interest bearing demand	245,962	0.30	554	144,427	0.26	278	226	50	276
Savings and money market	659,673	0.74	3,668	374,876	1.13	3,156	938	(426)	512
Time deposits - retail	669,119	1.29	6,446	576,568	2.12	9,137	1,870	(4,561)	(2,691)
Time deposits - wholesale	218,109	1.92	3,131	191,133	2.60	3,713	682	(1,264)	(582)
Total interest-bearing deposits	1,792,863	1.03	13,799	1,287,004	1.69	16,284	3,717	(6,202)	(2,485)
Federal Home Loan Bank advances and other	92,264	0.89	613	31,378	2.28	534	115	(36)	79
Subordinated Debt	70,455	5.63	2,967	11,634	6.78	590	2,460	(83)	2,377
Total borrowed funds	162,719	2.94	3,580	43,012	3.49	1,124	2,575	(119)	2,456
Total interest-bearing liabilities	1,955,582	1.19	17,379	1,330,016	1.75	17,408	6,292	(6,321)	(29)
Net interest rate spread (%) / Net interest income ($)		4.04	$77,610		3.25	$43,566	$28,772	$8,232	$37,005
Noninterest bearing deposits	439,521	(0.22)		219,106	(0.25)
Other noninterest bearing liabilities	31,910			8,229
Shareholders' equity	276,846			213,107
Total liabilities and shareholders' equity	$2,703,859			$1,770,458
Cost of funds		0.97			1.50
Net interest margin		4.30			3.57

Table Assumptions—Average loan balances are inclusive of nonperforming loans. Interest income and yields computed on tax-exempt instruments are on a tax-equivalent basis including a state tax credit included in loan yields of $751 and $1,834 for the three and nine months ended September 30, 2020, respectively, and $300 and $900 for the same periods in 2019. Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities as well as tax-exempt securities adjustments of $347 and $1,095 for the three and nine months ended September 30, 2020, respectively, and $423 and $1,320 for the same periods in 2019. Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period. Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Changes not due solely to volume or rate changes have been allocated to volume change and rate change in proportion to the relationship of the absolute dollar amounts of the change in each category.

Analysis—For the three and nine months ended September 30, 2020, we recorded net interest income on a tax-equivalent basis of approximately $31,643 and $80,570, respectively, which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.54% and 4.30%, respectively. For the three and nine months ended September 30, 2019, we recorded net interest income on a tax-equivalent basis of approximately $14,787 and $43,566, respectively, which resulted in a net interest margin of 3.51% and 3.57%, respectively.

Our year-over-year average loan volume increased by approximately 63.4% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and was mainly driven by the TCB Holdings Transaction and FABK

Transaction. Our combined loan and loan fee yield increased from 5.38% to 5.73% for the three months ended September 30, 2020 compared to the same period in 2019 and increased from 5.40% to 5.69% for the nine months ended September 30, 2020 compared to the same period in 2019. The increased yield for the three and nine months ended September 30, 2020 is primarily attributable to the increased purchase accounting accretion from the two mergers as well as the increased fees from the PPP loans.

Our tax-equivalent yield on tax-exempt investments was 3.29% and 3.46% for the three and nine months ended September 30, 2020 compared to 3.60% and 3.75% for the same periods in 2019. Our year-over-year average tax-exempt investment volume decreased by 14.2% for the nine months ended September 30, 2020 compared to the same period in 2019 due to investment sales in the fourth quarter of 2019. Our year-over-year average taxable securities volume decreased by 6.5% for the nine months ended September 30, 2020 compared to the same period in 2019.

Our cost of funds decreased to 0.79% and 0.97% from 1.54% and 1.50%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease in our cost of funds was primarily driven by a decrease in the cost of our interest-bearing deposits and other interest-bearing liabilities due to the recent decrease in rates by the Federal Reserve. We experienced a 100.6% increase in our average noninterest-bearing deposits for the nine months ended September 30, 2020 when compared to the same period in 2019, which is largely attributable to the TCB Holdings Transaction and FABK Transaction.

The Bank strives to maintain a strong net interest margin that is insulated from changes in market interest rates. Our net interest margin, while generally considered fairly neutral, is currently subject to slight expansions in a rising rate environment and slight contractions in a falling rate environment. The Company has interest rate floors on certain loans and those floors will mitigate further declines in interest rates.

Provision for Loan Losses

We recorded a provision of $1,500 and $7,400 for loan losses for the three and nine months ended September 30, 2020, respectively, compared to $606 and $806 for the three and nine months ended September 30, 2019. The increase in provision expense for the three and nine months ended September 30, 2020 can be primarily attributed to the recent downturn in the economy due to COVID-19 while a portion is due to the growing loan portfolio. The acquired loan portfolios from First Advantage Bank and Community Bank & Trust are reserved for through fair value marks that consider both credit quality and changes in interest rates. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at September 30, 2020 and December 31, 2019 - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Noninterest Income

Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three and nine months ended September 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Income
Service charges and fees on deposits	$1,583	$976	62.2%	$4,172	$2,796	49.2%
Gains on mortgage loans sold, net	3,783	1,385	173.1%	7,605	3,170	139.9%
Securities gains, net	—	—	—%	327	306	6.9%
Other noninterest income:
Bank-owned life insurance	386	283	36.4%	1,073	838	28.0%
Brokerage revenue	65	13	400.0%	142	33	330.3%
Miscellaneous noninterest income	184	103	78.6%	387	253	53.0%
Total other noninterest income	635	399	59.1%	1,602	1,124	42.5%
Total noninterest income	$6,001	$2,760	117.4%	$13,706	$7,396	85.3%

The most significant reasons for the changes in total noninterest income during the three and nine months ended September 30, 2020 compared to the same periods in 2019 are the fluctuation in gains on mortgage loans sold, net as well as the increase in service charges mainly attributable to the two mergers. These and other factors impacting noninterest income are discussed further below.

Service charges and fees on deposit accounts have increased due to the TCB Holdings Transaction, the FABK Transaction, and the concentrated effort to attract noninterest-bearing deposits. An increase in debit card fees makes up the majority of the 62.2% and 49.2% increase for the three and nine months ended September 30, 2020 as compared to the same period in 2019.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the nine months ended September 30, 2020, the Company sold securities totaling $103,901 with a gain of $327. During the nine months ended September 30, 2019, the Company sold securities classified as available for sale totaling $52,434 with a gain of $306. Securities were not sold in the three months ended September 30, 2020 or September 30, 2019.

Generally, mortgage-related revenue increases in lower interest rate environments and more robust housing markets and decreases in rising interest rate environments and more challenging housing markets. Mortgage-related revenue will fluctuate from quarter to quarter as the rate environment changes and as changes occur with our mortgage operations including but not limited to the number of loan originators employed and the channels available for loan sales of RMV’s products in the secondary markets. Gains on mortgage loans sold, net, amounted to $3,783 and $7,605 for the three and nine months ended September 30, 2020, respectively, compared to $1,385 and $3,170 for the same periods in the prior year. The increase in gains for the three and nine months ended September 30, 2020 when compared to the same periods in 2019 is primarily driven by the increase in volume in the traditional mortgage market. As discussed further in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, gains on mortgage loans sold are generally recognized at the time of a loan sale corresponding to the transfer of risk. As a result of increased production in the second and third quarters, the Company's held-for-sale portfolio increased by $62.1 million from December 31, 2019 to September 30, 2020.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance, which was $386 and $1,073 for the three and nine months ended September 30, 2020, respectively, compared to $283 and $838 for the same periods in 2019. The increases for both periods are attributable to the recent mergers. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not expected to be taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Expense
Salaries and employee benefits	$12,184	$7,634	59.6%	$33,885	$22,605	49.9%
Occupancy	2,054	1,359	51.1%	5,566	4,069	36.8%
Data processing and software	2,240	1,553	44.2%	6,085	4,538	34.1%
Professional fees	775	404	91.8%	1,933	1,836	5.3%
Regulatory fees	365	(17)	2,247.1%	1,356	596	127.5%
Merger expenses	78	299	(73.9)%	6,895	302	2,183.1%
Other operating expense	2,637	1,815	45.3%	6,476	4,973	30.2%
Total noninterest expense	$20,333	$13,047	55.8%	$62,196	$38,919	59.8%

Noninterest expense increased by $7,286 and $23,277, or 55.8% and 59.8%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 driven by an increase in salaries and employee benefits for both periods and merger expenses when comparing the nine months ended. The three and nine-months periods ended September 30, 2020 have been impacted by the TCB Holdings Transaction and the FABK Transaction which have resulted in additions to staff, additional vendor relationships and investments in technology. These and other factors impacting noninterest expense are discussed further below.

Salaries and employee benefits increased by $4,550 and $11,280 or 59.6% and 49.9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This increase is primarily attributable to the TCB Holdings Transaction in the first quarter of 2020 and FABK Transaction in the second quarter of 2020, as well as our year over year growth and severance for three executive officers. The staffing levels have normalized during the third quarter.

Occupancy costs increased by $695 or 51.1% and $1,497 or 36.8% during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 mainly due to the TCB Holdings Transaction and the FABK Transaction as well as the expansion of RMV.

Data processing and software costs increased by $687 or 44.2% and $1,547 or 34.1% when comparing the three and nine months ended September 30, 2020, respectively, to the comparable periods in 2019. This increase is mainly attributable to increased costs due to an increased volume of accounts and transactions services as well as continued investments in information technology infrastructure. Both the volume and location increases are primarily due to the TCB Holdings Transaction, the FABK Transaction, and the expansion of RMV.

Professional fees increased by $371 or 91.8%, and $97 or 5.3%, respectively, when comparing the three and nine months ended September 30, 2020, to the same periods in 2019. This fluctuation is mainly attributable to the increased fees related to special projects by the Company.

Our regulatory expenses are largely made up of FDIC deposit insurance expense which is based on our outstanding liabilities for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased by $382 and $760 for the three and nine months ended September 30, 2020, compared to the same periods in 2019. This increase is primarily the result of our increase in deposits due to the TCB Holdings Transaction and the FABK Transaction as well as credits received in 2019 which significantly reduced the expense recognized.

Merger-related expenses increased by $6,593 for the nine months ended September 30, 2020 when compared to the same period in 2019 and decreased by $221 for the three months ended September 30, 2020 as compared to the same period in 2019. These costs are considered one-time expenses which are associated with the TCB Holdings Transaction and the FABK Transaction. We anticipate no further significant merger expenses to be incurred in relation to these two transactions.

Other operating expenses increased by $822 or 45.3% and $1,503 or 30.2% for the three and nine months ended September 30, 2020 compared to the same periods in 2019, mainly due to an increase in amortization of core deposit intangibles and franchise taxes due to the TCB Holdings Transaction and FABK Transaction.

Income Taxes

During the three and nine months ended September 30, 2020, we recorded consolidated income tax expense of $2,800 and $3,524, respectively, compared to $557 and $1,430, respectively, for the three and nine months ended September 30, 2019. The Company files separate federal tax returns for RMV and the bank segment. The taxable income or losses of the mortgage banking operations are included in the respective franchise and excise returns of the Bank and non-controlling member for federal purposes.

Our income tax expense attributable to shareholders for the three and nine months ended September 30, 2020, reflects an effective income tax rate of 19.39% and 15.77%, respectively, (exclusive of a tax expense (benefit) from our mortgage banking operations of $27 and $(69) for the three and nine months ended September 30, 2020, respectively, on pre-tax income (losses) of $415 and $(1,062) for the three and nine months ended September 30, 2020, respectively), compared to 14.05% and 12.61% for the same periods in 2019 (exclusive of a tax benefit of $97and $311 on pre-tax losses of $(1,491) and $(4,778), respectively, from our mortgage banking operations for the comparable periods in 2019). Additionally, our effective tax rate for the three and nine months ended September 30, 2020 is higher than the same period in 2019 primarily due to the change in the proportion of tax-exempt income to income before taxes. The Company's tax-exempt income from securities, loans and earnings from bank-owned life insurance contracts as well as state tax credits related to loans to encourage economic development impact the effective tax rate.

Non-controlling Interest in Operating Results of Subsidiary

Our non-controlling interest in operating results of subsidiary is solely attributable to the RMV minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any cash flow distributions, after the non-

controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net income (loss) of $374 and $(990) for the three and nine months ended September 30, 2020, respectively, compared to a net loss of $(1,386) and $(4,484) for the same periods in 2019. The improvements in operating results for the three and nine months ended September 30, 2020 when compared to the same period in 2019 is mainly attributable to the decrease in expense relating to the start-up of the correspondent line of business in 2019. Also, see Note 10 to our consolidated financial statements for segment reporting.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

Overview

The Company’s total assets were $3,044,512 at September 30, 2020 and $1,901,842 at December 31, 2019. Assets increased by 60.1% from December 31, 2019 to September 30, 2020, primarily due to acquisition activity which increased total loans by $756,240. Total liabilities were $2,737,426 at September 30, 2020 and $1,678,089 at December 31, 2019, an increase of 63.1%. The increase in liabilities was substantially attributable to the increase in deposits of $981,049, or 61.9%, and an increase in FHLB advances of $29,818 during the period. These changes were materially impacted by the TCB Holdings Transaction as well as the FABK Transaction. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. The competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume, as well as economic conditions. Early payoffs typically increase in falling rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. We have expanded our Middle Tennessee footprint into Cheatham County with the TCB Holdings Transaction. The FABK Transaction expanded our footprint into Montgomery County as well as enhanced our presence in Davidson County. Additionally, the FABK Transaction diversified our loan portfolio with the addition of loans related to manufactured housing. Total loans, net, at September 30, 2020, and December 31, 2019, were $2,338,064 and $1,397,374, respectively, representing an increase of 67.3%. Contributing to this increase, $171,445 were acquired in connection with the first quarter TCB Holdings Transaction and $622,423 were acquired in connection with the second quarter FABK Transaction.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$477,785	20.2%	$245,515	17.4%
Real estate:
1-4 Family Residential	334,730	14.2%	227,529	16.2%
1-4 Family HELOC	101,492	4.3%	96,228	6.8%
Multifamily and Commercial	864,756	36.7%	536,845	38.1%
Construction, Land Development and Farmland	366,760	15.5%	273,872	19.4%
Consumer	209,071	8.8%	16,855	1.2%
Other	8,259	0.3%	13,180	0.9%
	2,362,853	100.0%	1,410,024	100.0%
Less:
Deferred loan fees	4,955		72
Allowance for loan losses	19,834		12,578
Loans, net	$2,338,064		$1,397,374

The table below provides a summary of PCI loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Commercial, Industrial and Agricultural	$989	$—
Real estate:
1-4 Family Residential	1,211	231
1-4 Family HELOC	18	—
Multifamily and Commercial	2,243	217
Construction, Land Development and Farmland	1,003	1,021
Consumer	2,105	—
Other	—	—
Total gross PCI loans	7,569	1,469
Less:
Remaining purchase discount	3,036	246
Allowance for loan losses	—	—
Loans, net	$4,533	$1,223

Commercial, industrial and agricultural loans above consist solely of loans made to U.S.-domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans were $477,785 at September 30, 2020 and increased by 94.6% compared to $245,515 at December 31, 2019 primarily driven by the TCB Holdings Transaction and FABK Transaction.

Real estate loans comprised 70.7% of the loan portfolio at September 30, 2020. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 34.7% from December 31, 2019 to September 30, 2020 primarily driven by the TCB Holdings Transaction and FABK Transaction. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied commercial real estate properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans were $864,756 at September 30, 2020 and increased 61.1% compared to the $536,845 held as of December 31, 2019 primarily driven by the TCB Holdings Transaction and FABK Transaction. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, and automobile and other consumer loans. Our consumer loans experienced an increase from December 31, 2019, to September 30, 2020, of 1,140.4% primarily due to loans to finance manufactured homes that are not secured by real estate acquired in the FABK Transaction.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 37.3% from December 31, 2019 to September 30, 2020 due to loan payments.

The repayment of loans is a source of additional liquidity. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2020, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$617,774	$1,132,058	$613,021	$2,362,853
Fixed interest rate				$1,391,044
Variable interest rate				971,809
Total				$2,362,853

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

Allowance for Loan Losses

At September 30, 2020, the allowance for loan losses was $19,834 compared to $12,578 at December 31, 2019. The allowance for loan losses as a percentage of total loans was 0.84% at September 30, 2020 compared to 0.89% at December 31, 2019.

The following table sets forth the activity in the allowance for loan losses for the periods presented.

Analysis of Changes in Allowance for Loan Losses

	September 30, 2020	September 30, 2019
Beginning Balance, January 1, 2020 and 2019, respectively	$12,578	$10,892
Loans charged off:
Commercial, Industrial and Agricultural	(507)	(170)
Real estate:
1-4 Family Residential	(68)	(29)
1-4 Family HELOC	(98)	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	(114)	—
Consumer	(355)	(37)
Other	—	(34)
Total loans charged off	(1,142)	(270)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	126	342
Real estate:
1-4 Family Residential	769	220
1-4 Family HELOC	15	11
Multifamily and Commercial	20	62
Construction, Land Development and Farmland	8	—
Consumer	60	28
Other	—	200
Total loan recoveries	998	863
Net (charge-offs) recoveries	(144)	593
Provision for loan losses	7,400	806
Total allowance for loan losses at end of period	$19,834	$12,291
Gross loans at end of period (1)	$2,362,853	$1,350,522
Average gross loans (1)	$2,085,316	$1,275,834
Allowance for loan losses to total loans	0.84%	0.91%
Net (charge-offs) recoveries to average loans (annualized)	(0.01)%	0.06%
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

	September 30, 2020			September 30, 2019
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$5,012	25.3%	20.2%	$2,299	18.7%	17.2%
Real estate:
1-4 Family Residential	2,289	11.5%	14.2%	1,383	11.3%	17.5%
1-4 Family HELOC	1,485	7.5%	4.3%	704	5.7%	6.9%
Multifamily and Commercial	8,247	41.5%	36.7%	5,188	42.2%	38.5%
Construction, Land Development and Farmland	1,955	9.9%	15.5%	2,513	20.4%	17.6%
Consumer	826	4.2%	8.8%	170	1.4%	1.3%
Other	20	0.1%	0.3%	34	0.3%	1.0%
	$19,834	100.0%	100.0%	$12,291	100.0%	100.0%

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

The following table provides information with respect to the Company’s nonperforming assets.

	September 30, 2020	December 31, 2019
Nonaccrual loans	$6,738	$4,071
Past due loans 90 days or more and still accruing interest	64	64
Total nonperforming loans	6,802	4,135
Foreclosed real estate ("OREO")	1,326	750
Repossessed collateral	1,603	—
Total nonperforming assets	$9,731	$4,885
Total nonperforming loans as a percentage of total loans	0.29%	0.29%
Total nonperforming assets as a percentage of total assets	0.32%	0.26%
Allowance for loan losses as a percentage of nonperforming loans	291.61%	304.18%

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with investment grade holdings and consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses on this portfolio are excluded from earnings, but are reported as other comprehensive income in a separate component of shareholders’ equity, net of income taxes. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities totaled $273,893 at September 30, 2020, in comparison to the $260,293 in securities balances at December 31, 2019. This increase can largely be attributed to the Company's investment in bank holding company subordinated debt offerings and U.S. Treasuries during the period of $31,179. Activity during the nine months ended September 30, 2020 includes the sale of

$103,901 of securities, most of which were acquired as part of the TCB Holdings Transaction and FABK Transaction, as well as $10,370 of principal paydowns, calls, and maturities. In connection with the TCB Holdings Transaction and FABK Transaction, management determined that it would be beneficial to liquidate those portfolios and utilize those funds for loan demand and other uses.

Restricted equity securities totaled $17,367 and $11,279 at September 30, 2020, and December 31, 2019, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category, for the periods presented:

	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$12,117	12,117	4.42%	$59	59	0.02%
State and municipal bonds	175,976	190,623	69.61%	186,283	196,660	75.56%
Corporate bonds	15,750	15,809	5.77%	7,880	7,845	3.01%
Mortgage-backed securities	41,240	40,376	14.74%	38,126	37,761	14.51%
Asset-backed securities	15,199	14,968	5.46%	18,374	17,968	6.90%
Total	$260,282	273,893	100.00%	$250,722	260,293	100.00%

The table below summarizes the contractual maturities of securities at September 30, 2020:

	Amortized Cost	Estimated Fair Value
Due within one year	$12,567	$12,565
Due in one to five years	2,175	2,186
Due in five to ten years	17,222	17,965
Due after ten years	171,879	185,833
Mortgage-backed securities	41,240	40,376
Asset-backed securities	15,199	14,968
Total	$260,282	$273,893

Premises and Equipment

Premises and equipment, net, totaled $33,319 at September 30, 2020 compared to $21,064 at December 31, 2019, a net increase of $12,255, or 58.2%. Premises and equipment purchases amounted to approximately $2,709 during the nine months ended September 30, 2020 and were mainly incurred for additional leasehold improvements for our branches and new mortgage locations while depreciation expense amounted to $2,084. As part of the TCB Holdings Transaction, $6,401 of premises and equipment were acquired effective January 1, 2020. Effective April 1, 2020, premises and equipment of $7,905 were acquired in the FABK Transaction.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other banks and non-bank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors such as money market funds and other brokerage investment products. Challenges to deposit growth include interest rate changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At September 30, 2020, total deposits were $2,565,502, an increase of $981,049, or 61.9%, compared to $1,584,453 at December 31, 2019. During the nine months ended September 30, 2020, noninterest bearing demand deposits increased by $278,163, interest-bearing demand deposits increased by $120,087, savings and money market deposits increased by $404,277, and time deposits increased by $178,522. The primary driver of the increase in deposits is attributable to the deposits acquired in the TCB Holdings Transaction which totaled $210,538 coupled with those acquired in the FABK Transaction which totaled

$608,690. During the nine months ending September 30, 2020, management shifted from using brokered time deposits to transactional deposits and to using FHLB advances which offset this increase.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at September 30, 2020.

September 30, 2020
Twelve months or less	$293,942
Over twelve months through three years	21,622
Over three years	5,221
Total	$320,785

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

Our policy is to have 12 and 24-month cumulative repricing gaps that do not exceed 25% of assets. We slightly exceeded our policy as of September 30, 2020 for the 12-month cumulative repricing gap. Although we do monitor our gap on a periodic basis, we recognize the potential shortcomings of such a model. The static nature of the gap schedule makes it difficult to incorporate changes in behavior that are caused by changes in interest rates. Also, although the periods of estimated and contractual repricing are identified in the analysis, the extent of repricing is not modeled in the gap schedule (i.e. whether repricing is expected to move on a one-to-one or other basis in relationship to the market changes simulated). For these reasons and as a result of other model shortcomings, we rely more heavily on the earnings simulation model and the economic value of equity model discussed further below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(0.9)%	(15)%	(2.2)%	(15)%
-100 bp	(0.7)%	(10)%	(1.8)%	(10)%
+100 bp	0.9%	(10)%	3.2%	(10)%
+200 bp	2.4%	(15)%	6.6%	(15)%
+300 bp	4.5%	(20)%	10.3%	(20)%
+400 bp	6.7%	(25)%	14.2%	(25)%

We were in compliance with our earnings simulation model policies as of September 30, 2020, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At September 30, 2020, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At September 30, 2020, FHLB advances totaled $40,555 compared to $10,737 as of December 31, 2019. This increase in FHLB advances generally correlates with a decrease in more expensive brokered deposits, contributing to an improved net interest margin.

At September 30, 2020, the scheduled maturities of our FHLB advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2020	$23,000	0.22%
2021	12,636	2.36%
2022	402	1.22%
2023	4,005	2.38%
2024	512	2.52%
	$40,555	1.14%

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly-owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018. As of September 30, 2020, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

On December 13, 2019, Reliant Bancorp issued and sold $60,000 in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Subordinated Notes”). The Subordinated Notes will bear interest at an initial rate of 5.125%, payable semi-annually until December 15, 2024, at which time the Subordinated Notes will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero), plus a spread of 376.5 basis points. If the three-month SOFR rises during the floating interest period, the cost of the Subordinated Notes will increase, thereby negatively affecting our net income.

Capital

Shareholders’ equity was $307,086 at September 30, 2020, an increase of $83,333, or 37.2%, from $223,753 at December 31, 2019. During the nine months ended September 30, 2020, the Company completed the TCB Holdings Transaction which increased shareholders' equity $18,041 and the FABK Transaction which increased shareholders' equity $51,915. Net income also contributed to the increase by $19,186. This increase was primarily offset by dividends declared of $4,550, and other comprehensive loss of $2,562. Contributions from the noncontrolling interest of $990 were recognized in the nine months ended September 30, 2020. The increase in shareholders' equity mitigated by the growth in the Bank's assets led to an increase in the Bank’s September 30, 2020 Tier 1 leverage ratio to 10.48% compared with 10.30% at December 31, 2019. See other ratios discussed further below. Additionally, the subordinated debentures qualified as Tier 1 and Total risk-based capital for the Company due to asset size at the time of issuance.

On August 24, 2020, the Company filed a Registration Statement on Form S-3 to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depository shares, (v) warrants, (vi) units, (vii) purchase contracts, and (viii) rights, up to a maximum aggregate offering price of $100,000. The net proceeds from any offering will be used for general corporate purposes including repayment of debt or payment of interest thereon, capital expenditures, acquisitions, investments, and any other purposes that we may specify in any prospectus supplement. Until allocated to such purposes it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities. The Securities and Exchange Commission declared the Registration Statement on Form S-3 effective on September 3, 2020, and the Registration Statement on Form S-3 will expire on September 3, 2023.

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

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2020 and December 31, 2019 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Reliant Bancorp
Tier I leverage	$253,534	8.72%	$116,300	4.00%	$145,375	5.00%
Common equity Tier 1	241,786	9.77%	173,235	7.00%	160,861	6.50%
Tier I risk-based capital	253,534	10.25%	210,248	8.50%	197,880	8.00%
Total risk-based capital	332,434	13.44%	259,714	10.50%	247,347	10.00%

Bank
Tier I leverage	$304,376	10.48%	$116,174	4.00%	$145,218	5.00%
Common equity Tier 1	304,376	12.33%	172,801	7.00%	160,458	6.50%
Tier I risk-based capital	304,376	12.33%	209,829	8.50%	197,486	8.00%
Total risk-based capital	324,635	13.15%	259,214	10.50%	246,871	10.00%

December 31, 2019
Reliant Bancorp
Tier I leverage	$176,748	9.74%	$72,586	4.00%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	109,520	7.00%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	132,952	8.50%	125,131	8.00%
Total risk-based capital	249,751	15.97%	164,207	10.50%	156,388	10.00%

Bank
Tier I leverage	$186,734	10.30%	$72,518	4.00%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	109,384	7.00%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	132,823	8.50%	125,010	8.00%
Total risk-based capital	199,737	12.79%	163,975	10.50%	156,167	10.00%

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

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments of the Company were as follows at September 30, 2020:

September 30, 2020
Unused lines of credit	$534,971
Standby letters of credit	19,793
Total commitments	$554,764

Other Off-Balance Sheet Arrangements

The Company utilizes interest rate swaps to mitigate interest rate risk. The total notional amount of swap agreements was $179,345 and $129,605, respectively, at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the contracts had negative fair values totaling $10,216 and $2,708, respectively.

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

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Reliant Bancorp has elected to take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this filing, as well as certain financial statements we will file in the future, will be subject to all new or revised accounting standards generally applicable to private companies. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-public companies.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by Part II, Item 1A. "Risk Factors" in Reliant Bancorp's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1, 2020 to July 31, 2020	—	$—	—	$15,000
August 1, 2020 to August 31, 2020	6,799	$14.66	—	$15,000
September 1, 2020 to September 30, 2020	545	$14.70	—	$15,000
Total	7,344	$14.67	—	$15,000
(1)During the quarter ended September 30, 2020, 26,550 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 7,344 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On March 10, 2020, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $15 million of outstanding Reliant Bancorp common stock (the "Repurchase Plan"). As of September 30, 2020, Reliant Bancorp had not repurchased any shares of Reliant Bancorp common stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment.

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

3.2
Third Amended and Restated Bylaws of Reliant Bancorp, Inc., as amended (Restated for SEC filing purposes) (incorporated by reference to Exhibit 3.2 of Reliant Bancorp's Quarterly Report on Form 10-Q filed on August 7, 2020).

10.1
Employment Agreement, dated September 21, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and Mark Seaton (incorporated by reference to Exhibit 10.1 of Reliant Bancorp's Current Report on Form 8-K filed on September 21, 2020).

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

RELIANT BANCORP, INC.

November 5, 2020	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	/s/ Jerry Cooksey
Jerry Cooksey
Chief Financial Officer
(Principal Financial Officer)