Form 10-K
period 2020-12-31
Reliant Bancorp, Inc.
filed 2021-03-09
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37391
______________________________

Reliant Bancorp, Inc.
(Exact name of registrant as specified in its charter)
______________________________

Tennessee	37-1641316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Carothers Parkway, Suite 100 , Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 221-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	RBNC	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $248,633,065 on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on $16.29 per share, the last reported sales price of the common stock on The Nasdaq Capital Market on such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 8, 2021 was 16,387,941 excluding 266,474 unexchanged shares in connection with acquisitions.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020 are incorporated by reference into Part III of this report for the year ended December 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about Reliant Bancorp, Inc.’s (the “Company”) future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others: (1) the global health and economic crisis precipitated by the coronavirus (COVID-19) pandemic, (2) actions taken by governments, businesses and individuals in response to the coronavirus (COVID-19) pandemic, (3) the pace of recovery when the coronavirus (COVID-19) pandemic subsides, (4) the possible recurrence of the coronavirus (COVID-19), (5) changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry such as, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act (or CARES) Act), (6) the possibility that our asset quality could decline or that we experience greater loan losses than anticipated, (7) increased levels of other real estate, primarily as a result of foreclosures, (8) the impact of liquidity needs on our results of operations and financial condition, (9) competition from financial institutions and other financial service providers, (10) the effect of interest rate increases on the cost of deposits, (11) unanticipated weakness in loan demand or loan pricing, (12) greater than anticipated adverse conditions in the national economy or local economies in which we operate, including in Middle Tennessee, (13) lack of strategic growth opportunities or our failure to execute on available opportunities, (14) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (15) economic crises and associated credit issues in industries most impacted by the coronavirus (COVID-19) pandemic, including the hotel and retail sectors, (16) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, (17) our ability to effectively manage problem credits, (18) our ability to successfully implement efficiency initiatives on time and with the results projected, (19) our ability to successfully develop and market new products and technology, (20) the impact of negative developments in the financial industry and United States and global capital and credit markets, (21) our ability to retain the services of key personnel, (22) our ability to adapt to technological changes, (23) risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage, (24) the vulnerability of Reliant Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions, (25) changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments, (26) adverse impacts (including costs, fines, reputational harm, or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions, (27) the risk that expected cost savings and revenue synergies from (a) the merger of the Company and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) (the “TCB Holdings Transaction”) or (b) the merger of the Company and First Advantage Bancorp (“FABK”) (the “FABK Transaction” and, together with the TCB Holdings Transaction, collectively, the “Transactions”), may not be realized or may take longer than anticipated to be realized, (28) the effect of the Transactions on our customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of the Company’s common stock, (29) the risk that the businesses and operations of TCB Holdings and its subsidiaries and of FABK and its subsidiaries cannot be successfully integrated with the business and operations of the Company and its subsidiaries or that integration will be more costly or difficult than expected, (30) the amount of costs, fees, expenses, and charges related to the Transactions, including those arising as a result of unexpected factors or events, (31) reputational risk associated with and the reaction of our customers, suppliers, employees, or other business partners to the Transactions, (32) the risk associated with Company management’s attention being diverted away from the day-to-day business and operations of the Company to the integration of the Transactions, and (33) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

ITEM 1. BUSINESS

OVERVIEW
Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank. Reliant Bancorp, Inc. is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Reliant Bancorp, Inc. was incorporated under the laws of the State of Tennessee on March 4, 2011. Reliant Bancorp, Inc. became the holding company for, and sole shareholder of, Reliant Bank upon the completion of Reliant Bank’s reorganization into a holding company corporate structure on June 6, 2012. On July 7, 2015, Reliant Bancorp, Inc.’s common stock (“common stock”) began trading on The Nasdaq Capital Market (“Nasdaq”), where it trades today under the symbol “RBNC.” Until December 31, 2017, the Company operated under the name “Commerce Union Bancshares, Inc.”

Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). Reliant Bank opened for business on August 14, 2006. Reliant Bank offers a full range of traditional banking products and services to corporate and consumer clients throughout Middle Tennessee.

In addition to Reliant Bank, Reliant Bancorp, Inc. has a number of other direct and indirect subsidiaries:

•Reliant Risk Management, Inc. Reliant Risk Management, Inc. is a wholly-owned insurance captive subsidiary of Reliant Bancorp, Inc. that began operations on June 1, 2020. Reliant Risk Management, Inc. is a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically practicable in today's insurance marketplace. Reliant Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

•Community First Trups Holding Company. Community First Trups Holding Company is a Tennessee corporation and wholly-owned subsidiary of Reliant Bancorp, Inc. Community First Trups Holding Company was chartered on December 19, 2016. The company holds $10 million of trust preferred securities originally issued by Community First, Inc., which Reliant Bancorp, Inc. acquired January 1, 2018.

•Community First Capital Trust I, Community First Capital Trust II, and Community First Capital Trust III. Each of Community First Capital Trust I, Community First Capital Trust II, and Community First Capital Trust III is a Delaware statutory trust wholly-owned by Reliant Bancorp, Inc. Each entity is one through which Community First,

Inc. issued trust preferred securities prior to Reliant Bancorp, Inc.’s acquisition of Community First, Inc. on January 1, 2018.

•Reliant Mortgage Ventures, LLC. Reliant Mortgage Ventures, LLC ("RMV") is a subsidiary of Reliant Bank. RMV was organized as a Tennessee limited liability company on November 15, 2011. RMV is a mortgage company joint venture between VHC Fund 1, LLC ("VHC") and Reliant Bank that offer mortgage banking services to customers within Reliant Bank's market footprint. Reliant Bank holds 51% of the governance rights in RMV and 30% of the financial rights in RMV, subject to VHC’s right to first recover its capital contributions.

•Reliant Investment Holdings, LLC. Reliant Investment Holdings, LLC is a Tennessee limited liability company and wholly-owned subsidiary of Reliant Bank ("Holdings"). Reliant Investment Holdings, LLC was organized on October 26, 2018, and offers investment services to Reliant Bank.

•First Financial Mortgage Corporation of Clarksville. First Financial Mortgage Corporation of Clarksville is a Tennessee corporation and wholly-owned subsidiary of Reliant Bank. Reliant Bank acquired First Financial Mortgage Corporation of Clarksville when Reliant Bank merged with First Advantage Bank on April 1, 2020. The company currently is inactive and has no operations or assets.

As of December 31, 2020, the Company had grown to approximately $3.0 billion in assets, including approximately $2.3 billion of loans held for investment, and approximately $2.6 billion of deposits.

MERGERS AND ACQUISITIONS

The Company has grown significantly in recent years as a result of several mergers and acquisitions.

Combination of Reliant Bank and Legacy Reliant Bank

On April 1, 2015, Reliant Bank (then operating as Commerce Union Bank) and legacy “Reliant Bank,” a Tennessee state-chartered bank established in January 2006 and headquartered in Brentwood, Tennessee (“Legacy Reliant Bank”), completed a merger of equals. Upon completion of this transaction, the Company had approximately $790.8 million in total consolidated assets, gross loans of approximately $561.4 million, and total deposits of approximately $623.9 million. As a result of this transaction, Reliant Bank succeeded to Legacy Reliant Bank’s ownership interest in RMV.

Acquisition of Community First, Inc.

On January 1, 2018, Reliant Bancorp acquired Community First, Inc., the parent company for Community First Bank & Trust, a Tennessee state-chartered bank headquartered in Columbia, Tennessee. Upon completion of this transaction, the Company had approximately $1.6 billion in total consolidated assets, gross loans of approximately $1.1 billion, and total deposits of approximately $1.3 billion. In connection with this transaction, pursuant to supplemental indentures, each dated January 1, 2018, by and between the Company and Wilmington Trust Company, as trustee, the Company assumed all of Community First, Inc.’s obligations with respect to its $23.0 million of outstanding trust preferred securities.

Acquisition of Tennessee Community Bank Holdings, Inc.

On January 1, 2020, Reliant Bancorp acquired Tennessee Community Bank Holdings, Inc., the parent company for Community Bank & Trust, a Tennessee state-chartered bank headquartered in Ashland City, Tennessee. Upon completion of this transaction, the Company had approximately $2.2 billion in total consolidated assets, gross loans of approximately $1.6 billion, and total deposits of approximately $1.8 billion.

Acquisition of First Advantage Bancorp
On April 1, 2020, Reliant Bancorp acquired First Advantage Bancorp, the parent company for First Advantage Bank, a Tennessee state-chartered bank headquartered in Clarksville, Tennessee. Upon completion of this transaction, the Company had approximately $2.9 billion in total consolidated assets, gross loans of approximately $2.2 billion, and total deposits of approximately $2.3 billion.

HUMAN CAPITAL RESOURCES
In order to continue to deliver on our mission of financial inclusion for all, it is crucial that we attract and retain talent who desire to enable financial equality through delivery of capable solutions, thoughtful innovation and equitable consumer options in the markets that we serve. To facilitate talent attraction and retention, we strive to make the Company an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile
As of December 31, 2020, we had approximately 428 employees on a full-time or part-time basis in locations across Middle Tennessee. This represents an increase of 127 employees, or 42%, from December 31, 2019 due primarily to the TCB Holdings Transaction and FABK Transaction. As of December 31, 2020, the Company continued to employ 24 and 87 employees who joined the Company as part of the TCB Holdings Transaction and FABK Transaction, respectively.

	December 31, 2020			December 31, 2019
	Male	Female	Total	Male	Female	Total
Mortgage Division	28	47	75	29	49	78
Bank Segment	112	241	353	66	157	223
Total	140	288	428	95	206	301

Using the original hire dates of those employees hired in connection with acquisitions, average employee length of tenure was 5.95 years as of December 31, 2020 and December 31, 2019.

Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, an Employee Stock Purchase Plan, a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, and employee assistance programs.

Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and that offer choices where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes having approximately 40% of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Talent
A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn promotes business growth, product and service improvement, and customer growth and retention. We also believe that adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average employee tenure - 5.95 years as of the end of the fiscal year 2020 - reflects the engagement of our employees in this core talent system tenet. Additionally, the Company was named Best Small Bank in Tennessee by Newsweek in its first ranking of financial institutions that best serve their customers' needs in today's challenging times. The Company was also recognized as a Top Workplace of 2020, an award based solely on employee feedback gathered through a third-party survey administered by research partner Energage. In particular, this award recognizes the Company as an employer that supports the needs of its workforce, offering career-advancement opportunities, great benefits and competitive pay.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through quarterly performance and development conversations between associates and their managers, internally-developed training programs, customized corporate training engagements and educational reimbursement programs.

PRODUCTS AND SERVICES

Reliant Bank is a full-service community bank. Our principal business is banking, which consists of lending and deposit gathering activities as well as the offering of other banking-related products and services to businesses and individuals within our market footprint.
Loan Products and Services
We offer a full range of lending products, including commercial, real estate, manufactured housing, and consumer loans. We compete for these loans with other financial institutions or intermediaries who are also well established in our geographic markets.

Our profitability depends upon our responsible lending practices, which are designed to help ensure long-term, balanced growth in assets (including loans), deposits and net income. We strive to grow loans and deposits through organic market share growth and strategic acquisitions; provide customers with a breadth of financial products and services; employ, empower and motivate our employees to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and maintain exceptional asset quality and control overhead expenses.
Depository Products and Services
We seek to establish and maintain a strong base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts (including products offered through various Certificate of Deposit Account Registry Service ("CDARS") programs).

Our ability to gather deposits is enhanced by the comprehensive relationships our directors and bankers have built with the businesses and individuals who live and do business in our market footprint. Rates paid on deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered, and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and governmental agencies or municipalities. Such public fund deposits are often subject to competitive bidding processes and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

We also offer our commercial clients a comprehensive array of treasury management services, which include remote deposit capture, on-line wire origination, enhanced Automated Clearing House ("ACH") origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, merchant card acceptance services, small business and commercial credit cards, and corporate purchasing cards.

Mortgage Banking Services

We originate mortgage loans throughout the Company's footprint as well as through purchases from correspondents. Mortgage loans are typically sold in the secondary market. Mortgage banking has provided the Bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

Other Banking Products and Services

We offer a broad array of convenience-centered products and services, including MoneyPass, a nationwide network of surcharge-free ATMs available to our clients, 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit and mobile deposit options.

COMPETITIVE ENVIRONMENT
We face competition in all phases of our operations from a variety of competitors, many of which are larger and have access to more financial resources than us. Such competitors include other community banks, regional and national banks, internet banks, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. Additionally, technology has lowered barriers to entry into the financial services industry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures.
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

We also make available on our website (http://www.reliantbank.com) free of charge all of the reports that we file with or furnish to the SEC, including related exhibits and supplemental schedules and amendments to those reports, pursuant to Section 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not incorporated by reference into this Annual Report. Please note that our website address is provided as an inactive textual reference only. We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

SUPERVISION AND REGULATION

General

We are subject to extensive regulation under both federal and state law. The laws and related regulations to which we are subject are generally intended to protect depositors and other customers, not shareholders. To the extent that the following information describes laws, rules, or regulations, it is qualified in its entirety by reference to the particular law, rule, or regulation. Changes in applicable laws, rules or regulations may have a material effect on our business, operations, and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies or new federal or state legislation or regulations may have in the future.

Holding Company Regulation

Reliant Bancorp is registered as a bank holding company under the Bank Holding Company Act, and we have elected under the Bank Holding Company Act to be a financial holding company. In order to qualify to be a financial holding company, a bank holding company and each of its subsidiary depository institutions must be “well capitalized” and “well managed” and each subsidiary depository institution must have at least a “satisfactory” rating under The Community Reinvestment Act (which is discussed below).

As a financial holding company, we are subject to the supervision of and to regulation and examination by the Federal Reserve and subject to the reporting and other requirements of the Bank Holding Company Act and the regulations promulgated thereunder by the Federal Reserve. Moreover, as the holding company for a bank chartered in Tennessee, we also are subject to the Tennessee Banking Act, and as a Tennessee corporation, we are subject generally to the Tennessee Business Corporation Act.

As a financial holding company, Reliant Bancorp is required by law and Federal Reserve policy to act as a source of financial and managerial strength for its bank subsidiary, Reliant Bank, and to commit resources to support Reliant Bank. This support can be required at times when it would not be in the best interest of Reliant Bancorp’s shareholders or creditors to provide it.

The Bank Holding Company Act and the regulations thereunder place limitations on the activities in which a bank holding company may engage. Subject to certain exceptions, the Bank Holding Company Act and the regulations thereunder generally prohibit a bank holding company from engaging in, or acquiring direct or indirect control of any company engaged in, non-

banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Financial holding companies, however, are allowed to engage without prior Federal Reserve approval in a broader range of banking and non-banking activities that are deemed to be financial in nature or incidental to a financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking.

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

There are also limitations on Reliant Bancorp’s ability to pay dividends to its shareholders. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. This policy statement provides generally that a bank holding company should not pay, or should defer or significantly reduce, dividends if the bank holding company’s net income available to shareholders over the last four quarters (net of dividends paid during that period) is not sufficient to fully fund the dividends, if the bank holding company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition, or if the bank holding company will not meet, or is in danger of not meeting, its minimum required regulatory capital ratios. A bank holding company subject to the federal capital adequacy regulations is also subject to dividend limitations and restrictions if it fails to maintain an appropriate capital conservation buffer. Under Tennessee law, Reliant Bancorp is not permitted to pay dividends if, after giving effect to the dividends, it would not be able to pay its debts as they come due in the usual course of business or if its assets would be less than the sum of its liabilities plus the amount necessary to satisfy the rights of preferred shareholders, if any, upon dissolution. The Company may from time to time also be subject to contractual restrictions on its ability to pay dividends to its shareholders.

During the fiscal year ended December 31, 2020, Reliant Bancorp paid dividends totaling $0.40 per share on its common stock for a total of $6,227 in aggregate shareholder dividend payments for the year. The amount and timing of all future dividend payments, if any, is subject to our board’s discretion and our compliance with applicable laws, rules, regulations and regulatory guidance, and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

An affiliate of a bank generally is any company that controls, is controlled by, or is under common control with the bank, but which is not a subsidiary of the bank. The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate, and other similar types of transactions.

The Federal Reserve Act and the Federal Reserve’s Regulation O impose restrictions on Reliant Bank’s authority to extend credit to its executive officers, directors, and greater than 10% shareholders, as well as companies that such persons control. Among other things, these extensions of credit must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated persons, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans Reliant Bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

In July 2019, federal banking regulators issued a final rule intended to simplify certain aspects of the regulatory capital rules for banking organizations, such as Reliant Bank, that are not advanced approaches banking organizations. This final rule is intended to simplify the regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and the calculation of minority interests. These changes were effective for Reliant Bank effective January 1, 2020.

Bank holding companies that qualify for the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”) are exempt from consolidated capital requirements. The Small Bank Holding Company Policy Statement is generally applicable to bank holding companies with consolidated assets of less than $3 billion that are not engaged in significant nonbanking activities, either directly or through a nonbank subsidiary; do not conduct significant off-balance sheet activities, either directly or through a nonbank subsidiary; and do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. Historically, the Company has qualified for the Small Bank Holding Company Policy Statement and, therefore, has not been subject to the Federal Reserve’s capital adequacy guidelines on a consolidated basis at the bank holding company level. As of the end of the third quarter of 2020, however, the Company’s total consolidated assets exceeded $3 billion.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), enacted May 24, 2018, provided for the simplification of the regulatory capital rules for certain financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act required the federal banking agencies to develop a community bank leverage ratio (“CBLR”) for qualifying banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The Regulatory Relief Act mandated a minimum CBLR of not less than 8% and not more than 10%. In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework and setting the CBLR at 9%. Under the final rule, the CBLR is calculated, generally, as Tier 1 capital divided by average total consolidated assets (minus amounts deducted from Tier 1 capital). Under this final rule, which was effective January 1, 2020, a qualifying community banking organization that has opted to use the CBLR framework is considered to have met the generally applicable risk-based and leverage capital requirements, the capital ratio requirements to be considered “well capitalized” under the prompt corrective action framework (discussed below), and any other capital or leverage requirements to which the qualifying community banking organization is subject, if it maintains a CBLR greater than 9% (which threshold has as discussed below been temporarily reduced). A qualifying community banking organization is a non-advanced approaches banking organization, such as Reliant, that has a leverage ratio of greater than 9% (which threshold has as discussed below been temporarily reduced), total consolidated assets of less than $10 billion, total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and total trading assets and trading liabilities of 5% or less of total consolidated assets. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package signed into law in March 2020 to combat the economic downturn precipitated by the COVID-19 pandemic, the federal banking agencies in October 2020 adopted a final rule reducing the CBLR to 8% effective for the second quarter of 2020 and 8.5% effective January 1, 2021. The CBLR is scheduled to return to 9% effective January 1, 2022. While we believe we qualify as a qualifying community banking organization, we have not opted into the CBLR framework.

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

A qualifying community banking organization that has opted into the CBLR framework and maintains a CBLR in excess of the required CBLR (currently 8.5% until January 1, 2022 when it will increase to 9%) will generally be considered “well capitalized” under the prompt corrective action regulations. If a qualifying community banking organization that has opted into the CBLR framework subsequently fails to satisfy one or more of the CBLR criteria but continues to report a CBLR in excess of the required minimum CBLR (currently 7.5% until January 1, 2022 when it will increase to 8%), the organization can continue to use the CBLR framework and be deemed to meet the ‘‘well capitalized’’ capital ratio requirements for a grace period of up to two quarters. An organization that is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including coming into compliance with the required leverage ratio requirement) or that reports a leverage ratio not in excess of the required minimum ratio would be subject to the generally applicable prompt corrective action capital requirements. As mentioned above, we have not opted into the CBLR framework.

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

Additionally, an insured depository institution that is not adequately capitalized may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver and, even if granted a waived, the institution may not pay an effective yield on any such deposits which exceeds certain regulatory thresholds. An undercapitalized institution may not accept, renew, or roll over brokered deposits.

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

•Imposed new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain qualifications, prohibitions and limitations on certain mortgage terms, and various new mandated disclosures to mortgage borrowers.

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

The Dodd-Frank Act has increased the regulatory burden, compliance costs, and noninterest expense for community banks. Of particular concern to many community banks is the breadth of the powers of the CFPB, which has previously had and may in the future have significant impacts on consumer compliance regulation resulting in increased regulatory compliance costs, particularly for smaller depository institutions.

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

The Company historically has qualified for the Small Bank Holding Company Policy Statement. As of the end of the third quarter of 2020, however, the Company’s total consolidated assets exceeded $3 billion.

Further, the Regulatory Relief Act decreased the burden for community banks in regard to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule implementing Section 210 of the Regulatory Relief Act that increased the asset threshold to qualify for an 18-month examination cycle from $1 billion to $3 billion for qualifying institutions that are well-capitalized, well-managed and meet certain other requirements.

Any number of the provisions of the Regulatory Relief Act, or regulations issued thereunder, may have the effect of increasing our operating costs and expenses generally, decreasing our revenues, or changing the activities in which we choose to engage.

Developments Related to the COVID-19 Pandemic

The United States Congress, the Federal Reserve, and other federal and state regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. The following summarize certain significant government actions taken in response to the COVID-19 pandemic.

CARES Act. The Coronavirus Aid, Relief and Economic Security Act was signed into law on March 27, 2020, and has subsequently been amended. Section 4013 of the CARES Act provides that financial institutions may elect to account for certain COVID-19-related loan modifications as not being troubled debt restructurings. Additionally, on April 7, 2020, federal banking regulators issued an Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus (Revised), which replaced a prior interagency statement predating the CARES Act. The revised interagency statement encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual payment obligations because of the effects of COVID-19. It also addresses loan modifications not meeting the criteria set forth in Section 4013 of the CARES Act or for which financial institutions elect not to apply Section 4013. With respect to these loan modifications, the revised interagency statement provides that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current on their contractual payments at the time of implementation of a modification program are not troubled debt restructurings. We have generally attempted to work within these parameters established by the CARES Act and this interagency guidance.

The CARES Act also provided for a special loan program administered through the United States Small Business Administration (“SBA”) commonly known as the “Paycheck Protection Program.” A primary purpose of the Paycheck Protection Program (“PPP”) is to promote economic stabilization and provide relief to severely distressed businesses by providing for forgivable loans to small businesses to be used for, among other things, payroll costs (including benefits), rent, mortgage interest, and utilities. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders, subject to numerous limitations and eligibility criteria.

The CARES Act also contained protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings and a 120-day moratorium on the initiation of eviction proceedings. Borrowers on federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 pandemic. The Federal Housing Administration, Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages as well.

In late December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) rebooted the PPP. The rebooted program has many of the same parameters as the first program, but there are some important differences. Notable changes include the ability for businesses that previously received a PPP loan to be eligible for a second-draw PPP loan, provided they meet certain criteria. The Economic Aid Act also opened up first-draw PPP loans to additional companies and set aside funds for new and smaller borrowers, low and moderate income borrowers and for community and small lenders. It also allowed additional costs to be eligible for loan forgiveness, and borrowers will have to spend no less than 60% of loan funds on payroll over a covered period.

Federal Reserve Actions. The Federal Reserve has taken a range of actions to support the flow of credit to households and businesses, including reducing the target federal funds rate and maintaining an accommodating stance on monetary policy. The

Federal Reserve also announced that it would increase its holdings of United States Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. Further, the Federal Reserve has encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements were reduced to zero as of March 26, 2020.

In addition, the Federal Reserve has established a range of facilities and programs to support the United States economy and United States marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the Federal Reserve has taken steps to directly or indirectly purchase assets from, or make loans to, United States companies, financial institutions, municipalities and other market participants. The Federal Reserve established the Payroll Protection Program Liquidity Facility under which banks can obtain financing for PPP loans by pledging them to the Federal Reserve. Banks also have the ability to increase their borrowing capacity at the Federal Home Loan Bank by pledging PPP loans.

Additional legislative and regulatory action may be proposed as a result of the COVID-19 pandemic, any of which may include requirements that could significantly impact our business practices and operations. The impact of these legislative and regulatory initiatives on us, the economy and United States consumers will depend upon a wide variety of factors some of which cannot be determined at this time.

Current Expected Credit Loss (CECL)

In June 2016, a new accounting standard changing the method for providing for allowances for loan and lease losses was introduced by the Financial Accounting Standards Board. This new standard is commonly referred to as the Current Expected Credit Loss standard, or “CECL”. Under CECL, financial institutions are required to determine periodic estimates of lifetime expected credit losses on loans and held to maturity securities and recognize the expected credit losses through provision for loan losses, which is a marked departure from the current method of provisioning for incurred loan and lease losses. In December 2018, federal banking agencies issued a joint final rule to revise the regulatory capital rules to, among other things, address the implementation of CECL and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations may experience upon adopting CECL.

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

Effects of Governmental Policies

Reliant Bank’s earnings are significantly affected by the difference between the interest earned by Reliant Bank on its loans and investments and the interest paid by Reliant Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of Reliant Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks such as Reliant Bank are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are open market operations in United States Government securities, changes in reserve requirements for bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on deposits. The Federal Reserve uses these instruments in varying combinations to influence the overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in United States Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business, results of operations, and earnings of Reliant Bank.

Future Legislation and Regulation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in the Tennessee General Assembly or the United States Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act, and the subsequent rollback of portions of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act. Additional legislation, at both the state and federal levels, may create new, or continue to change existing, banking statutes and regulations, and may alter the operating environment of Reliant Bancorp and its subsidiaries, particularly Reliant Bank, in significant and unpredictable ways, and such legislation could significantly increase or decrease our cost of doing business, limit or expand the permissible activities in which we can engage, and/or affect the competitive balance among financial institutions. Current and future political and economic conditions and uncertainty makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.

Risk Factors Summary

You should carefully read and consider the risk factors set forth under Item 1A, “Risk Factors,” as well as all other information contained in this Annual Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks materialize, our business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. While not an exhaustive list, our risk factors are generally designed to address the following factors:

Economic Risks
•Our operations are geographically concentrated in Middle Tennessee.
•Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.
•Reliant Bancorp may be adversely affected by the soundness of other financial institutions.

Credit and Interest Rate Risks
•Reliant Bank’s decisions regarding credit risk and provision for loan loss may materially and adversely affect its business.
•The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.
•Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.
•Reliant Bank’s focus on lending to small to mid-sized community-based businesses may increase Reliant Bank’s credit risk.
•If the underwriting quality supporting our mortgage loan originations is found to be deficient, our profitability could decrease and we may incur losses.

Strategic and Operational Risks
•We may be unable to implement aspects of our growth strategy, which may affect our ability to maintain historical earnings trends.
•Future growth may result in additional risks.
•We may face risks associated with future mergers and acquisitions and organic growth.
•Reliant Bancorp and Reliant Bank are dependent on retaining and recruiting key personnel.
•Our historical operating results may not be indicative of our future operating results.
•Reliant Bank faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.
•We may not be able to report financial results accurately and timely if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
•A failure in or breach of Reliant Bancorp’s or Reliant Bank’s computer or information technology systems or networks, or those of third parties, could disrupt our businesses and adversely impact our financial condition and results of operations, as well as cause us reputational harm.
•We may not be able to implement new technology to stay current with changes in the financial services industry.
•We may be adversely affected by technology or security breaches or failures on our part or that of a third party.

Liquidity Risks
•Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.
•Economic and other circumstances may require Reliant Bancorp to raise capital at times or in amounts that are unfavorable.

COVID-19 Pandemic Risks
•The COVID-19 pandemic has had and is likely to continue to have an adverse effect, which could be material, on our business, results of operations, and financial condition.
•Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.
•The spread of COVID-19, or governmental responses to the same, may disrupt banking and other financial activity in the areas in which we operate and could potentially create business continuity issues for us.

•As a participating lender in the PPP, Reliant Bank is subject to additional risks of litigation from its customers or other parties regarding Reliant Bank’s processing of loans for the PPP, regulatory risks, and risks that the SBA may not fund some or all PPP loan guaranties.

General Risks
•The value of our goodwill and other intangible assets may decline in the future.
•We may be subject to environmental liabilities in connection with foreclosures on real estate assets securing our loan portfolio.
•We may experience increased credit losses and credit related expenses in the event of a major natural disaster, public health crisis (such as the COVID-19 pandemic), other catastrophic event or significant climate change effects.

Legal, Regulatory and Compliance Risks
•We are subject to extensive government regulation and supervision.
•Applicable capital requirements may prevent us from paying dividends or repurchasing shares or adversely impact our operating results.
•Reliant Bank’s FDIC deposit insurance premiums and assessments may increase.
•Laws and regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•Anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
•Our financial condition and results of operations may be adversely affected by changes in accounting standards and interpretations.
•We are subject to risks related to legal proceedings.

Risks Related to Our Common Stock
•The market price of our common stock may fluctuate causing investors to incur losses.
•Our common stock is less liquid than many other stocks quoted on a national securities exchange.
•Our ability to pay cash dividends is limited, and we may not be able to pay dividend in the future.
•Shares of Reliant Bancorp common stock are not FDIC insured.

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

Economic Risks

Reliant Bancorp is geographically concentrated in Middle Tennessee, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville MSA and surrounding Middle Tennessee area, and most of our loan, deposit and other customers live or have operations in this area. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in this market, along with the continued attraction of business ventures to the area, and our profitability is impacted by the changes in general economic conditions in this market. We cannot assure you that economic conditions, including loan demand, in our market will improve during 2021, or thereafter, and if economic conditions do not improve or worsen, we may not be able to grow our loan portfolio in line with our expectations, and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

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

We operate in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Middle Tennessee, particularly in the Nashville MSA, and are affected by these events.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A national economic recession or deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses ("ALL") and result in one or more of the following consequences:

•increases in loan delinquencies;

•increases in nonperforming assets and foreclosures;

•decreases in demand for our products and services, which could adversely affect our liquidity position; and

•decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

Declines in real estate values, declines in volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

Negative public opinion surrounding Reliant Bancorp or the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to Reliant Bancorp’s business, earnings and capital from negative public opinion surrounding Reliant Bancorp or the financial institutions industry generally, is inherent in Reliant Bancorp’s business. Negative public opinion can result from Reliant Bancorp’s actual or alleged conduct in any number of areas, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to that actual or alleged conduct. Negative public opinion can adversely affect Reliant Bancorp’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although Reliant Bancorp takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of Reliant Bancorp’s business.

Credit and Interest Rate Risks

The Bank’s decisions regarding credit risk and provision for loan loss may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Bank’s business. Although the Bank seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, its loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•the duration of the credit;

•credit risks of a particular customer;

•changes in microeconomic, macroeconomic, or industry conditions; and

•in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral

The Bank attempts to maintain an appropriate ALL to provide for potential losses in its loan portfolio. The Bank periodically determines the amount of the ALL based on consideration of several factors, including:

•an ongoing review of the quality, mix, and size of the Bank's overall loan portfolio

•the Bank's historical loan loss experience;

•evaluation of microeconomic and macroeconomic conditions;

•regular reviews of loan delinquencies and loan portfolio quality; and

•the amount and quality of collateral, including guarantees, securing loans.

There is no precise method of predicting credit losses; therefore, the Bank faces the risk that charge-offs in future periods will exceed its ALL and that additional increases in the ALL will be required. Additions to the ALL would result in a decrease in Reliant Bancorp’s net income and capital.

Federal and state regulators periodically review the Bank’s ALL and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of its management. Any increase in the amount of the Bank’s provision or loans charged-off as required by these regulatory agencies could have a negative effect on its operating results.

The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.
At December 31, 2020, we had a total of approximately $11.2 million of nonperforming assets, which represented approximately 0.37% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market with reduced real estate values and excess inventory.

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

An increase in interest rates may also, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, economic recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Increases in interest rates may have a material adverse effect on our mortgage banking revenue and profitability. RMV may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. RMV is also dependent upon the securitization market for mortgage-backed securities and could be materially adversely affected by any fluctuation or downturn in such market. In the event of disruptions within the secondary markets for mortgage loans, we could experience a material adverse effect with respect to sales of mortgage loans and the profitability of our mortgage banking business.

Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur a cost to fund the loan, which is reflected as interest expense on deposits and borrowings, without any interest income to offset the associated funding expense. We would incur a higher cost of funds to retain these deposits and borrowings in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and investment securities. Thus, an increase in the amount of nonperforming assets would have an adverse impact on our net interest income.

The Bank could incur significant costs and expenses related to RMV, and these costs and expenses could have a material adverse effect on our business, financial condition, and results of operations.

RMV provides mortgage banking services to the Bank customers. The Bank holds 51% of the governance rights in RMV and 30% of the financial rights in RMV. VHC is the other member of RMV and holds 49% of the governance rights in RMV and 70% of the financial rights in RMV. Under the terms of the RMV operating agreement, VHC is required to fund RMV’s losses via additional capital contributions to RMV. RMV incurred a net loss of $299.0 thousand for the year ended December 31, 2020 and has incurred cumulative net losses of $13.7 million since inception. Also, per the terms of the RMV operating agreement, VHC is to receive all distributions of cash flow from RMV until such time as VHC has recovered its capital contributions to RMV. After the return to VHC of its capital contributions, VHC is to receive 70% of RMV cash flow distributions and the Bank is to receive 30% of RMV cash flow distributions. There can be no assurance that RMV will ever generate sufficient income to return to VHC its aggregate capital contributions or that the Bank will ever receive cash flow distributions from RMV.

To date, VHC has not failed to make a required contribution of additional capital to RMV to cover losses incurred by the company. In the event VHC fails to make a required contribution of additional capital to cover losses of RMV, the Bank has the right to cause the dissolution of RMV. However, in such event, the Bank could also be required to fund losses of RMV not funded by VHC, which losses could be significant. Additionally, in the event the Bank were to cause the dissolution of RMV, there would be costs and expenses associated with dissolving RMV and winding up the company’s operations or integrating them with those of the Bank, and those costs and expenses could be significant. Accordingly, VHC’s failure to make a required contribution of additional capital to cover losses of RMV and/or the Bank’s decision to cause the dissolution of RMV in the event of such a failure could have a material adverse effect on our business, financial condition, and results of operations.

The Bank may have higher loan losses than it has allowed for in its ALL. Additionally, certain segments of our loan portfolio are traditionally considered to carry increased credit risk.

The Bank’s actual loan losses could exceed its ALL. The Bank’s average loan size continues to increase, and reliance on its historic ALL may not be adequate. A large portion of the Bank’s loan portfolio is composed of construction and development, commercial mortgage, and other commercial loans. Additionally, manufactured housing loans make up a meaningful percentage of the Bank’s overall loan portfolio. Repayment of such loans is generally considered more subject to market risk than that of other loan types such as residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of loan collateral and problems affecting the creditworthiness of the Bank’s borrowers.

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

The Bank’s focus on lending to small to mid-sized community based businesses may increase Reliant Bancorp’s credit risk.

Most of the Bank’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions in the markets in which the Bank operates negatively impact this important customer sector, Reliant Bancorp’s results of operations and financial condition and the value of its common stock may be adversely affected. Furthermore, the deterioration of the Bank’s borrowers’ businesses may hinder their ability to repay their loans with the Bank, which could have a material adverse effect on Reliant Bancorp’s financial condition and results of operations.

If the underwriting quality supporting our mortgage loan originations is found to be deficient, our profitability could decrease and we may incur losses.

We provide several different loan products to our customers to finance the purchases of their homes. We sell a large number of the mortgage loans we originate into the secondary mortgage market, and those loans are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we generally bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investors or indemnify the investors for any losses incurred. This may result in losses that could have a material adverse effect on our profitability and results of operations.

Strategic and Operational Risks

We may be unable to implement aspects of our growth strategy, which may affect our ability to maintain historical earnings trends.

Our business has grown rapidly as the result of a strategy focused on organic growth supplemented by acquisitions. Financial institutions that grow rapidly can experience significant difficulties as a result. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or may be unable to grow at all. More specifically, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including the ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

Future growth may result in additional risks.

In 2020, we completed both the TCB Holdings Transaction and the FABK Transaction. We expect to continue to expand in our current markets and in other select markets through the establishment of additional branches and/or through additional acquisitions of other financial institutions. These types of expansionary activities involve various risks, including the risks detailed below.

Growth. In connection with or as a result of potential future acquisition activity and organic growth, we may be unable to successfully:

•maintain acceptable loan quality in the context of significant loan growth;

•attract or retain sufficient deposits and capital to fund anticipated loan growth;

•maintain adequate levels of regulatory capital;

•avoid diversion or disruption of our existing operations or management as well as those of any acquired institution;

•maintain adequate management personnel and systems to oversee and support such growth;

•maintain adequate internal audit, loan review and compliance functions; and

•implement additional policies, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that future Reliant Bank branch offices will achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in current markets with the hiring of additional seasoned professionals with significant experience in those markets. Our expenses could be further increased if we encounter delays in opening new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, there can be no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

Transaction Termination. With respect to potential future acquisitions, pending transactions carry the risk of not being completed and subjecting us to contractual termination fees as well as reputational risk.

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

We may face risks with respect to future mergers and acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have done over the last several years), we seek partners that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, which are highlighted above, in general, acquiring or merging with other banks and acquiring businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with mergers and acquisitions, including, among other things:

•the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•inaccuracies in the estimates and judgements used to evaluate credit, operations, management and market risks with respect to target businesses;

•our ability to finance an acquisition and possible dilution to our existing shareholders;

•the diversion of our management's attention to the negotiation and completion of a transaction and integration of an acquired company's operation with ours;

•entry into new markets where we have limited or no direct prior experience;

•closing delays and increased costs and expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•risks associated with integrating the operations, technologies and personnel of an acquired business.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the region and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from a merger or acquisition could have a material adverse effect on our financial condition and results of operations.

In addition, we may face significant competition from numerous other financial institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

Reliant Bancorp and the Bank are dependent on retaining and recruiting key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Reliant Bancorp and the Bank are materially dependent on the performance of our executive management team, loan officers, and other support personnel. The loss of the services of any of these individuals could have a material adverse effect on the business of Reliant Bancorp and the Bank and our results of operations and financial condition. Many of these key personnel have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to Reliant Bancorp's and the Bank’s business and could have a material adverse effect on Reliant Bancorp's and the Bank’s business, financial condition, and results of operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which the Bank may enter, as well as sales and marketing personnel. The failure to attract or retain, including as a result of an untimely death or illness, key personnel, or to find suitable replacements for them, could have a negative effect on our operating results. Competition for such personnel is intense, and management cannot be sure that the Bank will be successful in attracting or retaining such personnel.

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

The Bank faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive, and the Bank experiences competition in its markets from many other financial institutions. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, some of which are super-regional, national, and international financial institutions that operate offices in the Bank’s primary market areas and elsewhere. The Bank competes with these institutions both in attracting deposits and in making loans. In addition, the Bank has to attract its customer base from other existing financial institutions and from new residents and businesses that have relocated to the Nashville MSA and Middle Tennessee. Many of the Bank’s competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that the Bank does not provide. There is a risk that the Bank will not be able to compete successfully with other financial institutions in the Bank’s markets, and that it may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Bank.

We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.

As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports, and maintaining effective internal control over financial reporting is necessary to produce reliable financial statements and to prevent fraud. If we fail to maintain effective disclosure controls and procedures or effective internal control over financial reporting, we may experience difficulty in satisfying our SEC reporting obligations. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock, and could result in Nasdaq suspending or delisting our common stock.

We incur significant costs, and our management is required to devote significant time to compliance-related matters, as a result of being an Exchange Act-reporting company, and additional financial, managerial and other resources would be required if we lose our "smaller reporting company" and "non-accelerated filer" status.

As an Exchange Act-reporting company, we incur significant legal, accounting and other expenses on an ongoing basis for compliance purposes. In addition, the rules of the SEC and Nasdaq have imposed various requirements on public companies, including requirements for the establishment and maintenance of effective disclosure controls and internal control over financial reporting. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

We are currently a “smaller reporting company” and “non-accelerated filer” under applicable SEC rules. As such, we take advantage of exemptions from certain reporting requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Should we lose these statuses, we may no longer be exempt from these requirements and expect that compliance with these requirements would increase our legal and financial compliance costs and would make some activities more time consuming and costly. In addition, our management and other personnel would need to divert attention from operational and other business matters to devote substantial time to these additional public company requirements. In particular, we would expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act. We will continue to qualify as a “smaller reporting company” as long as (i) our public float is less than $250 million or (ii) we have less than $100 million in annual revenues and public float of less than $700 million, and, in general, we will continue as a “non-accelerated filer” as long as we have less than $100 million in annual revenues and public float of less than $700 million. We cannot discern if investors will find our common stock less attractive if we rely on the exemptions and reduced disclosure obligations afforded to smaller reporting companies and non-accelerated filers. For as long as we remain a “smaller reporting company” and “non-accelerated filer,” we intend to take advantage of certain exemptions from reporting requirements that are applicable to other public companies that do not qualify under these categories.

We are subject to certain operational risks, including but not limited to customer or employee fraud.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect employee errors and misconduct may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations.

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

A failure in or breach of Reliant Bancorp’s or the Bank’s computer or information technology systems or networks, or those of third parties, could disrupt our businesses and adversely impact our financial condition and results of operations, as well as cause us reputational harm.

The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with and reliance on third parties, is not limited to our own internal operating functions. Our computer and information technology systems and networks, as well as those of third parties, are integral to our business and performance. We rely on our employees and third parties, including vendors, in the course of our day-to-day operations, any of whom may, as a result of human error, misconduct, malfeasance, or a failure or breach of systems or networks, expose us to risk, including the risk of a cyber-attack, which could disrupt the Bank’s operations and expose the Bank to future cyber-attacks. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions in or to our computer or information technology systems or networks or those of third parties with whom we interact or upon whom we rely. Reliant Bancorp and the Bank have also prepared and annually test a business continuity plan that would be implemented in the event of a significant technological failure or if a current site become unavailable. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup, or other operating or security systems, or those of third parties with whom we interact or upon whom we rely, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our or such third parties’ control, which could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; newly identified vulnerabilities in key hardware or software; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. In the event that backup systems are utilized, these systems may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could materially and adversely impact our business, financial condition, and results of operations, as well as cause us reputational harm.

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

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. Cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. Additionally, the occurrence of cyber-attacks or security breaches involving third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

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

We also face indirect technology, cybersecurity, and operational risks relating to the customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges, and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and retailers for whom we process transactions. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interdependence, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, or other information or security breach could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk, or operate or expand our business.
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in us experiencing material losses or have other material adverse consequences on us. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, could damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of the security of our computer or information technology systems or networks could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information or that of our customers, or damage to our customers’ or other third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, all of which could materially and adversely affect our business, financial condition, and results of operations.

Liquidity Risks
Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents a financial institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

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

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect on the Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

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

Economic and other circumstances may require Reliant Bancorp to raise capital at times or in amounts that are unfavorable to it. If Reliant Bancorp has to issue shares of common stock, the issuance of the shares will dilute the percentage ownership interests of existing shareholders and may dilute the book value per share of Reliant Bancorp’s common stock and adversely affect the terms on which Reliant Bancorp may obtain additional capital.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs, which could include financing acquisitions. In addition, we, on a consolidated basis, and the Bank, on a standalone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance.

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

If Reliant Bancorp determines, for any reason, that it needs to raise capital, Reliant Bancorp’s board of directors generally has the authority, without action by or vote of Reliant Bancorp's shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose subject to certain Nasdaq rules. Additionally, Reliant Bancorp is not restricted from issuing additional common stock or preferred stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of Reliant Bancorp’s common stock could decline as a result of sales by Reliant Bancorp of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If Reliant Bancorp issues preferred stock that has a preference over its common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if Reliant Bancorp issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of Reliant Bancorp’s common stock could be adversely affected. Any issuance of additional shares of common stock will dilute the percentage ownership interests of Reliant Bancorp’s then current shareholders and may dilute the book value per share of its common stock.

The amount of interest payable on our subordinated notes will vary beginning on December 15, 2024.
On December 13, 2019, Reliant Bancorp issued and sold $60.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Subordinated Notes”). The interest rate on the Subordinated Notes will vary beginning on December 15, 2024. The Subordinated Notes will bear interest at an initial rate of 5.125%, payable semi-annually until December 15, 2024, at which time the Subordinated Notes will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) (provided that, in the event three-month SOFR is less than zero, three-month SOFR will be deemed to be zero), plus a spread of 376.5 basis points. If interest rates rise, the cost of the Subordinated Notes may increase, thereby negatively affecting our net income.

COVID-19 Pandemic Risks
The COVID-19 pandemic has had and is likely to continue to have an adverse effect, which could be material, on our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our customers and other businesses in our market area. The full extent of the effect of the COVID-19 pandemic on our customers and market area, and the resulting impact on our business, financial condition, liquidity and results of operations, is unknown at this time, and will depend on a number of factors beyond our control, including without limitation:

•the duration and ultimate severity of the COVID-19 pandemic, and the timing of development and widespread availability of effective medical treatments and/or vaccines;

•the continued response of governmental authorities, which previously have significantly curtailed business and individual activities;

•the success of monetary, fiscal, and other economic policies and programs adopted or implemented by governmental authorities, such as economic stimulus payments and the Paycheck Protection Program (“PPP”), and designed to provide economic assistance to individuals and small businesses and otherwise mitigate the financial impact of the COVID-19 pandemic on businesses and individuals;

•compliance, operational or reputational risks related to our participation in governmental programs associated with the COVID-19 pandemic, including increased costs and the risk of litigation or regulatory action;

•negative trends in unemployment and consumer confidence; and

•customer demand for our products and services, or lack thereof.

Many of the risks described under Part I, Item 1A. "Risk Factors" in this Annual Report may be exacerbated, and the impact of such risks may be magnified, as a result of the COVID-19 pandemic. The following discussion highlights some areas where the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations could be most severe.

•Credit Quality. Approximately 15.0% of our loan portfolio is comprised of non-owner-occupied loans to borrowers in the hotel and retail industries. These industries have been more severely impacted by the COVID-19 pandemic and governmental responses, such as stay-at-home orders and social distancing requirements, than other industries, and may have a longer recovery period than other industries. Aside from the industries mentioned above, we have other borrowers whose ability to make loan payments is dependent on rental income from their tenants, some of whom are engaged in businesses significantly impacted by the COVID-19 pandemic. Poor economic conditions often result in an increase in tenants failing to make rental payments, and economic relief programs adopted in response to the COVID-19 pandemic may permit tenants to defer or reduce rent payments. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for credit losses as a result of increases in non-performing assets, and write-down or charge-off credit relationships, any of which will negatively impact our results of operations. In 2020, we offered payment deferrals to many of our customers, and may need to offer further concessions or modifications, which could negatively impact our credit quality. In addition, market upheaval may affect the value of real estate and commercial assets. In the event of foreclosures, we may be unable to sell the foreclosed assets at a price that will allow us to recoup all or a significant portion of the delinquent loans.

•Increased Demands on Capital and Liquidity. We experienced an increased volume of loan originations, particularly SBA loans pursuant to the PPP. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties (or, in the case of PPP loans, forgiven) within expected timeframes. In addition, during times of economic distress, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which could negatively impact our ability to serve our existing customers and our ability to attract new customers.

•Even following medical resolution of the COVID-19 pandemic and the loosening of restrictions on business and individual activities, the United States and local economies may not recover quickly and may experience a prolonged recession. Our business and operations would be adversely affected, possibly materially, by a slow economic recovery or a prolonged recession.

•Deposits. As a result of the COVID-19 pandemic, deposit customers may retain higher balances. While increased low-interest deposits could have a positive impact in the short-term, we would not expect these funds to be replenished as customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity from other sources on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.

•Changes to Operations. We, along with many other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, have implemented a number of operational changes in response to the COVID-19 pandemic, including increased work-from-home arrangements, which may result in a loss of employee engagement and productivity for our employees as well as those employees of other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, which could impact financial results and the operations of the Bank as well as increase risks related to cyber security.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business and operations or the global economy as a whole. Future COVID-19 developments are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic.

We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its continuing and ultimate impact on us. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in this Annual Report on Form 10-K may be heightened.

The spread of COVID-19, or governmental responses to the same, may disrupt banking and other financial activity in the areas in which we operate and could potentially create business continuity issues for us.

The spread of COVID-19 and federal, state, and local governmental responses to the same may result in disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with needed services or experience interruptions in their ability to provide us with needed services, it could negatively impact our ability to serve our customers. Further, the COVID-19 pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine, or other effects of or restrictions relating to COVID-19 outbreaks in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

As a participating lender in the PPP, the Bank is subject to additional risks of litigation from its customers or other parties regarding the Bank’s processing of loans for the PPP, regulatory risks, and risks that the SBA may not fund some or all PPP loan guaranties.
The Bank is participating as an eligible lender under the PPP. Since the opening of the PPP, several financial institutions have been subject to litigation regarding the processes and procedures used in processing applications for the PPP. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. In addition to litigation, the Bank’s participation in the PPP exposes the Bank to the possibility of governmental investigations, enforcement actions and negative publicity. If any such litigation or enforcement action is filed or initiated against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation and investigations can be costly, regardless of outcome. Any financial liability, litigation and investigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on Reliant Bancorp’s business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

General Risks

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2020, we had $65.7 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business or economic climate, slower growth rates, or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions of other financial institutions could result in additional goodwill.

We may be subject to environmental liabilities in connection with foreclosures or repossession of assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on or otherwise affect the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we may own and operate certain properties that may be subject to similar environmental liability risks during any given fiscal year. If we were to become subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, public health crisis (such as the COVID-19 pandemic), other catastrophic event or significant climate change effects.
The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as wildfires, especially in densely populated geographic areas, could increase our credit losses and credit-related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.

Legal, Regulatory and Compliance Risks

We are subject to extensive government regulation and supervision.
Reliant Bancorp and its subsidiaries, particularly Reliant Bank, are subject to extensive federal and state regulation and to supervision by, among others, the Federal Reserve, the TDFI, and the SEC. The primary focus of much of this regulation and supervision is the protection of depositors and other customers, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may now or in the future place banks at a competitive disadvantage compared to less regulated competitors such as fintech companies, finance companies, credit unions, mortgage banking companies and leasing companies. Federal and state regulations apply to almost every aspect of our business and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, services and products, risk management practices, dividend policy and growth, including growth through acquisitions.

Legislation impacting, and the regulation of, our industry has increased in recent years, and we expect that legislation impacting and supervision and regulation of our industry will continue to expand in scope and complexity. Congress and federal regulatory agencies (and to a lesser extent state lawmakers and regulatory bodies) continually consider new laws, rules, regulations and policies impacting the banking industry, and they also frequently review existing laws, rules, regulations and policies for possible changes. New laws, rules, regulations and policies affecting the banking industry, as well as changes to existing laws, rules, regulations and policies and changes in the interpretation or implementation of applicable laws, rules, regulations and policies, could affect us in material and unpredictable ways and could, among other things, subject us to additional costs, restrict our growth, limit the services and products we may offer or limit the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with applicable laws, rules, regulations and policies increases our costs and could limit our ability to pursue business opportunities.

Also, if we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, restrictions on our operations, significant fines and penalties, requirements to increase compliance and risk management activities and related costs and restrictions on acquisitions, new locations, new lines of business, or continued growth.

The future enactment of, or changes in federal or state banking laws, rules, regulations or policies could adversely affect our financial condition, operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations have subjected us to additional regulatory oversight and reporting obligations, some of which have materially increased costs. Also, over the last several years, state and federal regulators have focused on enhanced risk management practices, compliance with the BSA and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build out additional processes and infrastructure.

Legislative and regulatory bodies and agencies charged with adopting, implementing, and interpreting laws, rules, regulations, and policies may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules, regulations, or policies more than initially contemplated or currently anticipated. We cannot predict the substance of, or the impact on our business, financial condition or results of operations of, pending or future legislation or regulation. Additionally, we may be unable to accurately assess, or may be incorrect in our assessment of, the impact, which may be material, of existing

(including recently-passed or enacted) laws, rules, regulations or policies on our business, financial condition and results of operations.

Compliance with current and potential future laws, rules, regulations and policies, and regulatory scrutiny relative to the same, could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, limit our ability to pursue business opportunities and, generally, have a material adverse impact on our business, financial condition or results of operations. Our ability to maintain compliance with both existing and new laws, rules, regulations and policies will be critical to our future success.

We are subject to stringent capital requirements, which may prevent us from paying dividends or repurchasing shares or may adversely impact our operating results.
The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to banks and bank holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets. These capital requirements generally apply to all bank holding companies with $3 billion or more in consolidated assets and all banks regardless of size.

These revised capital rules subjected us to higher required capital levels beginning January 1, 2015, with a four-year phase-in period for certain provisions beginning in 2016. As of January 1, 2019, the revised capital requirements were fully phased in. If we are not able to maintain compliance with these requirements, we may have to raise additional capital and may be subject to regulatory actions or restrictions such as the inability to pay dividends or repurchase shares of our stock. Additionally, if we become subject to more stringent capital requirements, this could, again, require us to raise additional capital and could also adversely impact our results of operations, possibly materially.

On October 29, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the CBLR framework. Under the final rule, which became effective on January 1, 2020, community banks and holding companies (which would include Reliant Bancorp and Reliant Bank) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%, are eligible to opt-in to the CBLR framework. Pursuant to the CARES Act, the federal banking agencies in October 2020 adopted a final rule revising the leverage ratio threshold down to 8% effective for the second quarter of 2020 and 8.5% effective January 1, 2021, with the leverage ratio threshold to return to 9% effective January 1, 2022. Reliant Bancorp and Reliant Bank have not opted-in to, and presently do not intend to opt-in to, the CBLR framework.

Reliant Bank’s FDIC deposit insurance premiums and assessments may increase.

Our deposits are insured up to applicable limits by the Depositors Insurance Fund of the FDIC, and we are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Laws and regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements relating to security breach notification, and we could be negatively impacted by them. For example, we are subject to the GLBA and related implementing regulations and guidance. Among other things, GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to “opt out” of an institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution, as well as plans for responding to data security breaches.

Moreover, various United States federal agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of required individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements not only apply to us but also apply broadly to our partners that accept payments from our customers. In some countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.

Furthermore, lawmakers and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

Our financial condition and results of operations may be adversely affected by changes in accounting standards and interpretations.

The FASB and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, bodies that establish and interpret accounting and reporting standards (such as the FASB, the SEC and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. Changes in these standards or interpretations thereof may result in material and possibly adverse impacts to our financial results and may require us to change how we process, analyze or report financial information or to change our financial reporting controls.

Of particular note, in June 2016, the FASB issued CECL. The FASB subsequently issued an update, and CECL is currently scheduled to become effective for us in January 2023. This standard amends prior guidance regarding the accounting for credit losses for certain assets, including loans held for investment and held to maturity debt securities. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for incurred loan and lease losses, which may require Reliant Bank to increase its ALL, and is likely to increase the types of data Reliant Bank would need to collect and review to determine the appropriate level of its ALL. In addition, this change may result in more volatility in the level of Reliant Bank's ALL. An increase, to the extent material, in Reliant Bank's ALL or expenses incurred to determine the appropriate level of the ALL could have a material adverse effect on our capital levels, financial condition, and results of operations.

We are subject to risks related to legal proceedings.

We are from time to time involved in legal proceedings in the ordinary course of our business. The outcome of these or other legal proceedings in which we may be involved cannot be guaranteed. As a result of legal proceedings in which we may be involved, we may incur or be required to pay monetary damages, fines, penalties, settlement costs, costs of litigation, and other charges, some of which could be significant, and we may also be required to take or refrain from taking certain actions. Further, we may suffer reputational harm as the result of our involvement in certain legal proceedings. While we insure against the risk of legal proceedings, our insurance may not cover all claims that may be asserted against us. Accordingly, these legal proceedings could have a material and adverse effect on our financial condition, results of operations and prospects.

Additionally, supervisory and enforcement actions by our regulators could involve fines, penalties, and other monetary obligations, capital directives, formal or informal agreements with our regulators, significant costs of compliance, and reputational harm, any of which could have a material and adverse effect on our financial condition, results of operations and prospects.

Risks Related to Our Common Stock
Reliant Bancorp’s stock price may fluctuate, which could result in losses to investors and litigation against Reliant Bancorp.

Reliant Bancorp’s common stock is listed on Nasdaq. A number of factors could cause Reliant Bancorp’s stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Reliant Bancorp’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal or state banking laws, rules or regulations, and other matters related to the financial services industry. Reliant Bancorp’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, as well as natural disasters or public health issues, could adversely affect the price of Reliant Bancorp’s common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for Reliant Bancorp’s shareholders to resell their common stock when desired and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities. Reliant Bancorp could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Reliant Bancorp’s normal business.

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

Even though our board of directors has approved the payment of cash dividends on Reliant Bancorp’s common stock in recent years, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of Reliant Bancorp’s board of directors and will depend on a number of factors. Reliant Bancorp’s principal source of funds used to pay cash dividends on its common stock will be dividends that Reliant Bancorp receives from the Bank. The Bank’s asset quality, earnings performance, liquidity, and capital requirements generally will be taken into account before the Bank board of directors declares or pays future dividends to Reliant Bancorp. The Reliant Bancorp board of directors will also consider Reliant Bancorp’s liquidity and capital requirements when considering whether to declare and pay dividends on Reliant Bancorp’s common stock, and, to the extent there is available cash on hand, Reliant Bancorp’s board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that the Bank may declare and pay to Reliant Bancorp. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that became fully phased in beginning January 1, 2019.

In addition, Reliant Bancorp must make payments on its subordinated debentures (and the related trust preferred securities) and the Subordinated Notes before any dividends can be paid on its common stock. Reliant Bancorp may also from time to time enter into other contractual arrangements, including borrowing relationships with other financial institutions, that could limit the ability of Reliant Bancorp to pay dividends on its common stock in the future.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of our existing shareholders.
In order to maintain our or Reliant Bank’s capital at desired or regulatory-required levels, we may issue additional shares of our common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price for shares of Reliant Bancorp common stock, and the sale of these shares may significantly dilute existing shareholder ownership. We could also issue additional shares of our common stock in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of Community First, TCB Holdings, and FABK), which could also dilute existing shareholder ownership.

The rights of our common shareholders would likely be subordinate to the rights of the holders of any preferred stock that we may issue in the future.

Our charter authorizes our board of directors to issue an aggregate of up to ten million shares of preferred stock without any further action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

Holders of our debt obligations have rights that are senior to those of our shareholders.

In connection with the Community First acquisition, Reliant Bancorp assumed trust preferred securities and accompanying junior subordinated debentures totaling $23.0 million, of which $10.0 million was owned by a wholly-owned subsidiary of Community First prior to the acquisition which is now wholly-owned by Reliant Bancorp. On December 13, 2019, Reliant Bancorp issued and sold the Subordinated Notes. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Reliant Bancorp, and the accompanying subordinated debentures and the Subordinated Notes are senior to shares of Reliant Bancorp’s common stock. As a result, Reliant Bancorp must make payments on the subordinated debentures (and the related trust preferred securities) and the Subordinated Notes before any dividends can be paid on its common stock and, in the event of Reliant Bancorp’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures and the Subordinated Notes must be satisfied before any distributions can be made on Reliant Bancorp’s common stock.

Reliant Bancorp may from time to time issue additional debt securities that have to be repaid before Reliant Bancorp’s common stock shareholders would be entitled to receive any of the assets of Reliant Bancorp or the Bank.

If securities or industry analysts do not publish research or publish unfavorable research about our company, our stock price and trading volume could decline.
A lack of research coverage may adversely affect the liquidity of and market price of our common stock. We will not have any control over equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, the principal executive office of both Reliant Bancorp and Reliant Bank was located at 1736 Carothers Parkway, Suite 100, Brentwood, Tennessee 37027, and Reliant Bancorp also has a corporate office located at 6100 Tower Circle, Suite 120, Franklin, Tennessee 37067. In addition, as of December 31, 2020, we operated (i) 27 full-service branch offices located in Middle Tennessee, (ii) 7 mortgage offices in Tennessee and Arkansas, and (iii) 1 loan production office in Knoxville, Tennessee.

Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

The following table summarizes pertinent details of our retail bank branch locations and mortgage origination offices as of March 9, 2021.

Property Description	Owned/Leased	Expiration Date	Type of Office
101 Creekstone Blvd, Franklin, TN	Leased	4/1/2026	Retail Bank Branch
101 Creekstone Blvd, Ste 100, Franklin, TN	Leased	4/1/2026	Operations Center
101 Creekstone Blvd, Ste 200, Franklin, TN	Leased	1/31/2022	Operations Center
101 W Kingston Springs Rd, Ste A, Kingston Springs, TN	Leased	11/30/2021	Retail Bank Branch
1024 Dr Martin L. King Jr. Blvd, Nashville, TN	Leased	4/30/2029	Retail Bank Branch
105 Public Sq, Mt Pleasant, TN	Owned	N/A	Retail Bank Branch
1204 Nashville Pike, Gallatin, TN	Owned	N/A	Retail Bank Branch

Property Description	Owned/Leased	Expiration Date	Type of Office
1206 Hwy 48 Ste D, Clarksville, TN	Leased	2/29/2024	Retail Bank Branch
1398 Desoto Blvd, Ste C, Hot Springs Village, AR	Leased	7/31/2021	Mortgage Operations
1412 Trotwood Ave, Columbia, TN	Leased	12/31/2022	Retail Bank Branch
1430 Madison Street Clarksville, TN	Owned	N/A	Retail Bank Branch
170 C Market Pl Blvd, Knoxville, TN	Leased	6/30/2025	Manufactured Housing
1736 Carothers Pkwy #100 #200, Brentwood, TN	Leased	2/28/2025	Principal Executive Office and Retail Bank Branch
1800 Ft. Campbell Blvd., Clarksville, TN	Owned	N/A	Retail Bank Branch
1835 E Northfield Blvd, Murfreesboro, TN	Leased	9/30/2027	Retail Bank Branch
1929 Madison Street, Clarksville, TN	Owned	N/A	Retail Bank Branch
2070 Wilma Rudolph Blvd., Clarksville, TN	Owned	N/A	Retail Bank Branch
2566 Highway 49 East, Pleasant View, TN	Owned	N/A	Retail Bank Branch
308 Main St, Crossett, AR	Leased	10/1/2022	Mortgage Operations
314 N Public Sq, Centerville, TN	Owned	N/A	Retail Bank Branch
406 11th Ave N Ste 200, Nashville, TN	Leased	3/31/2029	Corporate Office
4108 Hillsboro Pike, Nashville, TN	Leased	11/30/2021	Retail Bank Branch
425 East Main Street, Gallatin, TN	Owned	N/A	Retail Bank Branch
4809 Columbia Pike, Thompsons Station, TN	Owned	N/A	Retail Bank Branch
501 S James M Campbell Blvd, Columbia, TN	Owned	N/A	Retail Bank Branch
5109 Peter Taylor Park Dr, Brentwood, TN	Leased	7/31/2021	Retail Bank Branch
5200 Highway 100, Lyles, TN	Owned	N/A	Retail Bank Branch
575 South Main Street, Ashland City, TN	Owned	N/A	Retail Bank Branch
6005 Nolensville Rd, Nashville, TN	Leased	3/31/2028	Retail Bank Branch
601 N Garden St, Columbia, TN	Owned	N/A	Retail Bank Branch
6100 Tower Cir, Ste 120, Franklin, TN	Leased	12/31/2027	Corporate Office
633 Chestnut St, Ste 100, Chattanooga, TN	Leased	10/31/2028	Retail Bank Branch
633 Chestnut St, Ste 630, Chattanooga, TN	Leased	10/31/2023	Mortgage Operations
701 S. Main Street, Springfield, TN	Owned	N/A	Retail Bank Branch
704 Highway 70, Pegram, TN	Owned	N/A	Retail Bank Branch
711 E Main St, Ste 105, Hendersonville, TN	Leased	9/30/2021	Mortgage Operations
761 Old Hickory Blvd, Brentwood, TN	Leased	12/31/2021	Mortgage Operations
9041 Executive Park Drive, Suite 104, Knoxville, TN	Leased	6/30/2021	Mortgage Operations
9101 N Rodney Parham Rd, Little Rock, AR	Leased	2/28/2021	Mortgage Operations

ITEM 3. LEGAL PROCEEDINGS

Reliant Bancorp or one or more of its subsidiaries are from time to time parties to ordinary routine legal proceedings in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters. As of the date hereof, to the knowledge of our management, there are currently no material pending legal proceedings to which Reliant Bancorp or any of its subsidiaries is a party or of which any of the property of Reliant Bancorp or any of its subsidiaries is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reliant Bancorp’s common stock is traded on The Nasdaq Capital Market under the symbol “RBNC.” As of March 9, 2021, there were 1,743 holders of record of Reliant Bancorp common stock. This number does not include shareholders with shares in nominee name held by the Depository Trust Company or its nominee.

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
Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2020, with (i) the Russell 2000 Index and (ii) the SNL Southeast U.S. Bank Index. This comparison assumes $100 was invested on the last trading day of 2015, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2016 to December 31, 2020, was obtained by using the Nasdaq closing prices as of the last trading day of each year.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the period ended December 31, 2020.

Issuer Purchases of Securities
The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
October 1, 2020 to October 31, 2020	1,102	$15.74	—	$15,000
November 1, 2020 to November 30, 2020	—	$—	—	$15,000
December 1, 2020 to December 31, 2020	—	$—	—	$15,000
Total	1,102	$15.74	—	$15,000
(1)During the quarter ended December 31, 2020, 4,500 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 1,102 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On March 10, 2020, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $15 million of outstanding Reliant Bancorp common stock (the "Repurchase Plan"). As of December 31, 2020, Reliant Bancorp had not repurchased any shares of Reliant Bancorp common stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment. On December 31, 2020, the Repurchase Plan expired.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following sections the terms “Reliant Bancorp,” the “Company,” “us,” “we,” “our,” or similar terms refer to Reliant Bancorp Inc., and its subsidiaries, including Reliant Bank, which we sometimes refer to as “Reliant” or the “Bank.” The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” as well as other information included in this Annual Report. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.

Executive Overview
The following is a summary of the Company’s financial highlights and significant events for the year December 31, 2020:

•Net income attributable to common shareholders totaled $31.4 million, or $2.02 per diluted common share, for the year ended December 31, 2020 compared to $16.2 million, or $1.44 per diluted common share, during the same period in 2019.
•Successfully closed the TCB Holdings and FABK transactions as well as conversions with Community Bank & Trust and First Advantage Bank.
•Total assets surpassed $3.0 billion.
•Loans increased $882.8 million for the year ended December 31, 2020, $180.3 million of which was from organic growth.
•Deposits increased $994.8 million for the year ended December 31, 2020, $223.7 million of which was from organic growth.
•Net interest margin increased to 4.35% for the year ended December 31, 2020 compared to 3.54% in 2019.

Coronavirus (COVID-19) Impact
During the current fiscal year, the COVID-19 pandemic had a significant impact on our customers, associates, and communities, which collectively impacts our shareholders. Below is a summary of those impacts and our responses related to COVID-19.

As part of our pandemic response, we have encouraged a significant portion of our employees to work from home. We have also extended virtual medical coverage to all employees as well as provided pay to employees who may have been exposed. We are encouraging virtual meetings and conference calls in place of in-person meetings. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. We have welcomed customers for lobby visits by appointment. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

The Company had applied CARES Act modification guidance to approve initial payment deferral modifications in April and May 2020 for loans with aggregate principal balances of $530.7 million. The majority of these modifications involved extensions of up to three months of either interest-only periods or full payment deferrals. Through September 30, 2020 and December 31, 2020 further modifications were approved for $24.0 million and $23.0 million of the loans previously modified. See "Note 3 - Loans and Allowance for Loan Loss" in the notes to the financial statements for further information.

The Company is participating in the Paycheck Protection Program ("PPP") under the CARES Act, which is being administered by the SBA. As of December 31, 2020 the Bank had 843 PPP loans outstanding totaling $65.5 million with $17.8 million in PPP loans forgiven and repaid during the year. Participation in the PPP will likely have an impact on the Company's asset mix and net interest margin in 2021.

At December 31, 2020, our level of nonperforming assets was 0.37% of total assets and was not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

We are in regular communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. In the year ended December 31, 2020 we recorded a provision expense of $8.4 million, which can be attributed to increased risk factors related to the COVID-19 pandemic as well as our loan growth. Our losses year-to-date remain low but we continue to build reserves as we anticipate future downgrades and defaults may eventually result in losses.

At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right-of-use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

As of December 31, 2020, the Bank's capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

For additional related information, See "Regulation and Supervision" and "Risk Factors".

Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with the generally accepted in the United States of America ("U.S. GAAP") and conform to general practices within the banking industry. To prepare financial statements in conformity with a U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The ALL and fair value of financial instruments are particularly subject to change.

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in "Note 1 - Summary of Significant Accounting Policies"of the notes to the consolidated financial statements included elsewhere in this report. The critical accounting policies require our judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Allowance for loan losses ("ALL")
The ALL is an estimate of future probable credit losses. Losses on loans held for investment are charged against the ALL when management believes the remaining balance due has become uncollectible. Subsequent recoveries, if any, are credited to the ALL. Management estimates a general component to the ALL based on historical loan loss experience and qualitative factors, which include 1) the nature and volume of the portfolio, 2) current economic conditions (national and local), 3) changes in interest rates, 4) portfolio concentrations, 5) changes in the experience, ability, and depth of the lending function, and 6) levels of and trends in charged-off loans, recoveries, past due loans and volume and severity of classified loans.

A specific ALL component is calculated for loans that meet the definition of impairment. A loan is considered impaired when management believes that principal and interest due on that loan will not be collected in accordance with the terms and conditions of the loan agreement. Once a loan is deemed to be impaired, management must calculate the potential loss for the specific loan based on one of three approved methodologies to estimate the expected recovery from secondary payment sources, which is then deducted from the book value of the loan asset to calculate the amount of specific reserve required: 1) fair value of collateral, less expected cost to sell, 2) discounted cash flows of the expected future loan payments, or 3) Expected sale proceeds if loan was sold to another lender.

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

Business combinations and accounting for acquired loans with credit deterioration
Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-

controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date. Any excess of the purchase price over fair value of net assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including any other identifiable intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Results of operations of acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

We record purchased loans at fair value as of the date of the acquisition; since any credit deterioration evident in the loans was included in the determination of the acquisition date fair values, no ALL is recorded for purchased loans because all loans are recorded at fair value at the merger date. Impaired purchased loans are accounted for under ASC 310-30, in which an ALL subsequent to the date of acquisition is established by re-estimating expected cash flows on these loans, with any decline in expected cash flows due to a credit triggering impairment recorded as purchased credit impairment (PCI). The impairment amount is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral-dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-PCI loans acquired in the merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We establish an ALL provision for these loans only when the calculated amount exceeds the remaining credit mark established at acquisition.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in "Note 12 - Fair Value of Assets and Liabilities". Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

RESULTS OF OPERATIONS

The following is a summary of our results of operations:

	Year ended December 31,		2020-2019 Percent Increase (Decrease)	Year ended December 31, 2018	2019-2018 Percent Increase (Decrease)
	2020	2019
Interest income	$130,271	$79,185	64.5%	$69,207	14.4%
Interest expense	22,225	23,380	(4.9)%	15,396	51.9%
Net interest income	108,046	55,805	93.6%	53,811	3.7%
Provision for loan losses	8,350	1,211	589.5%	1,035	17.0%
Net interest income after provision for loan losses	99,696	54,594	82.6%	52,776	3.4%
Noninterest income	21,559	11,964	80.2%	9,664	23.8%
Noninterest expense	83,207	53,892	54.4%	50,561	6.6%
Net income before income taxes	38,048	12,666	200.4%	11,879	6.6%
Income tax expense	6,935	2,129	225.7%	1,372	55.2%
Net income	31,113	10,537	195.3%	10,507	0.3%
Noncontrolling interest in net loss of subsidiary	299	5,659	(94.7)%	3,578	58.2%
Net income attributable to common shareholders	$31,412	$16,196	93.9%	$14,085	15.0%

	Year ended December 31,		2020-2019 Percent Increase (Decrease)	Year ended December 31, 2018	2019-2018 Percent Increase (Decrease)
	2020	2019

Basic net income (loss) attributable to common shareholders, per share	$2.03	$1.44	41.0%	$1.24	16.1%
Diluted net income (loss) attributable to common shareholders, per share	$2.02	$1.44	40.3%	$1.23	17.1%

Return on average assets	1.13%	0.90%	25.6%	0.86%	4.7%
Return on average shareholders' equity	10.93%	7.54%	45.0%	6.93%	8.8%
Dividend payout ratio	19.70%	18.75%	5.1%	26.61%	(29.5)%
Equity-to-assets	10.32%	11.95%	(13.6)%	12.36%	(3.3)%

Our financial performance reflects the success of our growth strategies including both organic market expansion as well as our successful acquisitions of both TCB Holdings and FABK in 2020. The following sections provide a more detailed analysis of significant factors affecting our operating results.

Net Interest Income
The largest component of our net income is net interest income - the difference between the income earned on loans, investment securities and other interest earning assets and interest expense on deposit accounts and other interest-bearing liabilities. Net interest income calculated on a tax-equivalent basis divided by total average interest-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our net interest income.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	For the Year Ended December, 31
	2020			2019			2018
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense
Interest-earning assets
Loans (2) (3)	$2,149,447	5.33	$111,870	$1,298,922	5.12	$65,168	$1,138,946	4.99	$55,496
Loan fees	—	0.34	7,389	—	0.25	3,253	—	0.25	2,855
Loans with fees	2,149,447	5.68	119,259	1,298,922	5.37	68,421	1,138,946	5.24	58,351
Mortgage loans held for sale	91,544	3.77	3,450	18,212	5.28	961	24,882	5.14	1,278
Deposits with banks	56,676	0.53	298	37,369	1.58	590	34,504	1.37	471
Investment securities - taxable	71,303	2.13	1,517	74,220	2.83	2,099	70,170	2.62	1,836
Investment securities - tax-exempt (4)	191,045	3.41	5,068	221,249	3.71	6,452	225,592	3.72	6,605
Restricted equity securities	16,287	4.00	652	11,449	5.52	632	10,965	5.93	650
Federal funds sold	3,074	0.88	27	1,421	2.11	30	689	2.32	16
Total earning assets	2,579,376	5.21	130,271	1,662,842	4.94	79,185	1,505,748	4.80	69,207
Nonearning assets	206,876			136,160			138,612
Total assets	$2,786,252			$1,799,002			$1,644,360
Interest-bearing liabilities
Interest-bearing demand	$258,657	0.30	779	$146,518	0.26	384	$146,717	0.25	366
Savings and money market	707,023	0.67	4,709	376,927	1.11	4,191	349,986	0.74	2,589
Time deposits - retail	656,945	1.19	7,817	559,406	2.09	11,702	531,780	1.58	8,400
Time deposits - wholesale	229,769	1.77	4,063	227,071	2.48	5,622	90,510	1.77	1,598
Total interest-bearing deposits	1,852,394	0.94	17,368	1,309,922	1.67	21,899	1,118,993	1.16	12,953
Federal Home Loan Bank advances and other	75,422	1.20	903	24,611	2.21	543	85,706	2.01	1,719
Subordinated debt	70,446	5.61	3,954	14,729	6.37	938	11,566	6.26	724
Total borrowed funds	145,868	3.33	4,857	39,340	3.76	1,481	97,272	2.51	2,443
Total interest-bearing liabilities	1,998,262	1.11	22,225	1,349,262	1.73	23,380	1,216,265	1.27	15,396
Net interest spread (5)		4.10	108,046		3.21	55,805		3.53	53,811
Noninterest-bearing deposits	466,334	(0.21)		226,855	(0.25)		218,867	(0.20)
Other noninterest-bearing liabilities	34,207			7,988			5,911
Shareholders' equity	$287,449			$214,897			$203,317
Total liabilities and shareholders' equity	$2,786,252			$1,799,002			$1,644,360
Cost of funds		0.90			1.48			1.07
Net interest margin (6)		4.35			3.54			3.78

(1)    Calculated using daily averages.
(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects state tax credits received on low or zero percent interest loans made to construct low income housing of $2,687, $1,265, and $1,268, for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.
(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

The following table reflects, for the periods indicated, the changes in our net income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets or liabilities.

	Change for Year Ended December 31, 2020 to 2019			Change for Year Ended December 31, 2019 to 2018
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest-earning assets
Loans	$45,313	$2,839	$48,152	$8,156	$1,513	$9,669
Loan fees	4,136	—	4,136	398	—	398
Loans with fees	49,449	2,839	52,288	8,554	1,513	10,067
Mortgage loans held for sale	2,837	(348)	2,489	(351)	34	(317)
Deposits with banks	215	(507)	(292)	42	77	119
Investment securities - taxable	(80)	(502)	(582)	110	153	263
Investment securities - tax-exempt	(1,059)	(628)	(1,687)	(170)	(24)	(194)
Restricted equity securities	223	(203)	20	28	(46)	(18)
Federal funds sold	21	(24)	(3)	15	(1)	14
Total earning assets	51,606	627	52,232	8,228	1,706	9,934

Interest-bearing liabilities
Interest-bearing demand	329	66	395	—	18	18
Savings and money market	2,640	(2,122)	518	213	1,389	1,602
Time deposits - retail	1,783	(5,668)	(3,885)	457	2,845	3,302
Time deposits - wholesale	66	(1,625)	(1,559)	3,178	846	4,024
Total interest-bearing deposits	4,818	(9,349)	(4,531)	3,848	5,098	8,946
Federal Home Loan Bank advances and other	702	(342)	360	(1,332)	156	(1,176)
Subordinated Debt	3,141	(125)	3,016	201	13	214
Total borrowed funds	3,843	(467)	3,376	(1,131)	169	(962)
Total interest-bearing liabilities	$8,661	$(9,816)	$(1,155)	$2,717	$5,267	$7,984
Net interest rate spread	$42,944	$10,443	$53,387	$5,511	$(3,561)	$1,950

2020 compared to 2019
For the year ended December 31, 2020, net interest income was approximately $112.2 million (including tax equivalent adjustments), a 96% increase from the year ended December 31, 2019 net interest income of $58.8 million. This increase is primarily due to increasing loan volumes and a decrease in rates related to interest-bearing liabilities. Our net interest margin was 4.35% and 3.54% for 2020 and 2019, respectively.

For 2020 and 2019, average loan yields increased from 5.37% to 5.68%. The effects of the declining interest rate environment was offset by the realization of twelve and nine months of additional interest income related to the acquisition of TCB Holdings and FABK, respectively, including additional interest income from accretion of purchase accounting adjustments increasing from 0.12% to 0.45%. Year-over-year average loan balances increased by 65.5%, largely driven by the two 2020 acquisitions. Additionally, our continued focus on serving our customers led to organic growth of 13%.

Cost of funds decreased 58 basis points from 2019 to 0.90% in 2020 as our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. Average retail time deposits decreased 17.4% versus average total deposits increase of 50.9%. While our acquired deposits drive the majority of this increase, organic deposits increased 14.1%

year-over-year. The decrease in deposit rates was offset by an increase in interest expense related to subordinated debt as the average balance increased 378.3% with the issuance of additional debt in December of 2019.

2019 compared to 2018
For the year ended December 31, 2019, net interest income was approximately $58.8 million (including tax equivalent adjustments), a 3% increase from the year ended December 31, 2018, net interest income of $56.9 million. Our net interest margin was 3.54% and 3.78% for 2019 and 2018, respectively.

For 2019 and 2018, average loan yields increased from 5.24% to 5.37% driven by year-over-year average loan volume increase of 12.3%. Our coupons and fees made up 5.15% and 4.96% of our total loan yield with the remainder being made up of purchase accounting accretion and tax credits.

Our cost of funds increased 41 basis points from 1.07% to 1.48% for 2019 compared to the same period in 2018. All categories of interest-bearing liabilities contributed to the increase in our cost of funds due to rate increases by the Federal Reserve as well as competition for core deposits and the use of wholesale funding sources. Additionally, we assumed subordinated debt in the Community First acquisition and issued another $60 million in December 2019 with a combined cost of 6.37%. Our noninterest-bearing deposits decreased our cost of funds by 25 basis points for the year ended December 31, 2019 compared to 20 basis points for the year ended December 31, 2018.

Provision for Loan Losses
Management considers a number of factors in determining the required level of the allowance for loan losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends. The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that it considered adequate in relation to the estimated losses inherent in the loan portfolio.

The provision for loan losses from continuing operations was $8,350 in 2020, an increase of $7,139, or 589.5% compared to 2019, due to an increase in loan volume as well as economic considerations due to the COVID-19 pandemic. Similarly, we recorded a provision of $1,211 in 2019, an increase of $176, or 17.0%, compared to 2018, due to an increase in loan volume.

Credit quality remains strong with nonperforming loans at December 31, 2020 amounting to 0.26% of total loans as compared to 0.29% at December 31, 2019 and 0.34% at December 31, 2018. Net charge-offs (recoveries) compared to average loans remain low with 0.01%, (0.04)%, and (0.01)% for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The allowance for loan loss to total loans at December 31, 2020 was 0.90% compared to 0.89% at December 31, 2019 and 0.88% at December 31, 2018. When including purchase loan discounts, this rises to 1.62%, 1.10%, and 1.25% for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Noninterest Income
Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,		Percent Increase (Decrease)	Year Ended December 31, 2018	Percent Increase (Decrease)
	2020	2019
Noninterest Income
Service charges and fees	$5,747	$3,746	53.4%	$3,419	9.6%
Securities (losses) gains, net	(270)	1,451	(118.6)%	43	3,274.4%
Gains on mortgage loans sold, net	12,239	4,905	149.5%	4,418	11.0%
Other noninterest income:
Gain on sale of other real estate	28	166	(83)%	259	(36)%
Gain on disposal of assets	31	—	100.0%	13	(100.0)%
Bank-owned life insurance	2,759	1,119	146.6%	1,186	(5.6)%
Brokerage revenue	194	49	295.9%	99	(50.5)%
Miscellaneous noninterest income	831	528	57.4%	227	132.6%
Total other noninterest income	3,843	1,862	106.4%	1,784	4.4%
Total noninterest income	$21,559	$11,964	80.2%	$9,664	23.8%

2020 compared to 2019
Noninterest income increased for the year ended December 31, 2020 compared to the same period in 2019, primarily due to gains on mortgage loans sold.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing structure to help attract and retain customers. The increase in service charges and fees for 2020 was driven primarily by the incremental increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts.

During the year ended December 31, 2020, the Company sold securities totaling $151,934 and recognized a loss of $270 as part of a strategy to restructure the investment portfolio which included the sales of those portfolios acquired as part of the FABK and TCB Holdings transactions. Comparatively, during the year ended December 31, 2019, the Company sold securities totaling $85,895 and recognized a gain of $1,451.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. All of these loan sales transfer servicing rights to the buyer. The mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, and economic conditions. Mortgage production, especially refinance activity, typically rises in declining interest rate environments. Mortgage loans originated for resale totaled $605,020 in 2020 as compared to $179,331 in 2019 as a result of the productive market conditions produced by the low interest rate environment in 2020 as well as an increase in correspondent bank transactions as the Company began these activities mid-2019.

Noninterest income also includes income from bank-owned life insurance (BOLI), which was $2,759, for the year ended December 31, 2020 and includes $1,808 in death benefit proceeds. The remaining increase when compared to the year ended December 31, 2019 is driven by the additional policies acquired from the FABK and TCB Holdings transactions as well as additional purchases in 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Other noninterest income also includes gains (losses) on other real estate owned and other assets which experienced minimal activity in both 2020 and 2019. Our brokerage revenue is solely based on commissions received from established referral relationships and fluctuate based on related activity.

2019 compared to 2018
Noninterest income increased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to gains on mortgages sold offset by a decrease in gains realized on the sale of securities.

Gains on mortgage loans sold, net, amounted to $4,905 and $4,418 for the years ended December 31, 2019, and 2018, respectively. The industry began to experience rates decline during the first quarter of 2019 after rising through much of 2018. Mortgage loans originated for resale totaled $179,331 in 2019 as compared to $141,783 in 2018 as a result of the productive market conditions produced by the low interest rate environment.

Noninterest income also includes appreciation in the cash surrender value of bank-owned life insurance (BOLI), gains/(losses) from sales of other real estate owned and other assets as well as brokerage revenue which fluctuates based on volume and market conditions but did not experience significant change from 2018.

Noninterest Expense
The following is a summary of our noninterest expense for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,		Percent Increase (Decrease)	Year Ended December 31, 2018	Percent Increase (Decrease)
	2020	2019
Noninterest Expense
Salaries and employee benefits	$46,332	$30,514	51.8%	$27,510	10.9%
Occupancy	7,756	5,423	43.0%	4,949	9.6%
Data processing and software	8,594	6,213	38.3%	5,333	16.5%
Professional fees	2,676	2,302	16.2%	2,848	(19.2)%
Regulatory fees	1,797	908	97.9%	1,077	(15.7)%
Merger expenses	6,895	1,603	330.1%	2,774	(42.2)%
Other operating expense	9,157	6,929	32.2%	6,070	14.2%
Total noninterest expense	$83,207	$53,892	54.4%	$50,561	6.6%

2020 compared to 2019
Noninterest expense increased significantly during the year ended December 31, 2020 when compared to December 31, 2019 which is primarily driven by incremental costs incurred following the TCB Holdings and FABK transactions as well as the merger expenses incurred.

The increase in salaries and employee benefits is related to the TCB Holdings and FABK transactions as well as our year over year growth and severance for three executive officers. The staffing levels have normalized during the third quarter but we experienced an overall increase in FTEs from 301 to 428.

The 43.0% increase in occupancy expense from December 31, 2020 to December 31, 2019 was largely attributable to increased depreciation and other facilities-related expenses associated with the TCB Holdings and FABK transactions as well as the expansion of RMV.

Data processing and software expense increased from December 31, 2020 to December 31, 2019 and is mainly attributable to an increased volume of accounts and transactions services as well as continued investments in information technology infrastructure. Both the volume and location increases are primarily due to the TCB Holdings Transaction, the FABK Transaction, and the expansion of RMV.

Professional fees increased 16.2% in the year ended December 31, 2020 as compared to the year ended December 31, 2019 which is primarily driven by increased costs at the Company in both the Bank and Mortgage segments as activity increased.

Regulatory fees are largely made up of FDIC insurance expenses based on our outstanding deposits for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. The increase in the year ended December 31, 2020 is due to an increase in average liabilities following the TCB Holdings and FABK transactions as well as a $375 small bank assessment credit received in 2019.

Other noninterest expenses include advertising expenses, insurance expenses, core deposit intangibles (CDI) amortization, provision for losses on other real estate owned, and franchise taxes. The TCB and FABK transactions increased CDI amortization when comparing the year ended December 31, 2020 to December 31, 2019. These increases were partially offset by decreases in travel and entertainment expenses and advertising. Additionally, the Company recorded no provision or write-downs for other real estate owned in 2020 compared to $98 in 2019.

2019 compared to 2018
Noninterest expense increased significantly during the year ended December 31, 2019 when compared to 2018 which is primarily driven by the increase in salaries and employee benefits as the Company continues to grow the mortgage banking business through RMV, as well as our de novo Murfreesboro and Chattanooga branches.

Occupancy costs increased during the year ended December 31, 2019 compared to the same period in 2018 mainly due to the commencement of Murfreesboro and Chattanooga leases. Additionally, RMV established leases for mortgage production offices in Memphis and Chattanooga in Tennessee and in Little Rock, Arkansas in 2019.

Data processing and software expense increased for the year ended December 31, 2019 when compared to 2018. This increase is mainly attributable to increasing volume of accounts and transactions due to the new de novo branch offices that served to increase data processing costs incrementally. Additionally, we have made investments in technology to improve our network performance, strengthen our cybersecurity infrastructure and enhance our ability to deliver digital products to our commercial and consumer clients.

Professional fees decreased $546 when comparing the year ended December 31, 2019 to the similar period in 2018. This decrease is mainly attributable to the higher legal fees and consulting fees incurred during 2018 by RMV which decreased $713 in 2019.

Regulatory fees decreased $169 for year ended December 31, 2019, compared to the same period in 2018. This decrease was attributable to an approximately $375 credit received from the FDIC offset by an increase in average liabilities.

Other noninterest expenses increased by $859 for the year ended December 31, 2019 compared to the same period in 2018 due to increased travel and entertainment costs and advertising expenses incurred by RMV. We recorded a provision for losses on other real estate of $98 for the year ended December 31, 2019 compared to none in 2018. The provision in 2019 related to a property sold in January 2020.

Efficiency ratio
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income. For an adjusted efficiency ratio, we exclude certain gains, losses and expenses we do not consider core to our business.

Our efficiency ratio of our banking segment was 59.36% and 68.02% for the years ended December 31, 2020 and 2019, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 51.40% and 64.00% for the years ended December 31, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” in this Report for a discussion of the adjusted efficiency ratio.

Income Taxes

2020 compared to 2019
During the years ended December 31, 2020 and 2019, we recorded consolidated income tax expense of $6,935 and $2,129, respectively. The Company files separate federal tax returns for RMV and the bank segment. The taxable income or losses of the mortgage banking operations are included in the respective franchise and excise returns of the Bank and non-controlling member for federal purposes.

Income tax expense for the year ended December 31, 2020, reflects an effective income tax rate of 18.12% (exclusive of a tax benefit of $17 realized on RMV's pre-tax loss of $316) compared to 13.47% (exclusive of a tax benefit of $393 on RMV's pre-tax loss of $6,052). Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, bank-owned life insurance (BOLI), and state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The effective tax rate in 2020 increased as compared to 2019 as the proportion of tax-exempt income to total income decreased as compared to 2019.

Our effective tax rate for 2020 and 2019 represents our blended federal and state rate of 26.1% which is then reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as BOLI, income earned on tax-exempt securities and certain federal and state tax credits. The non-deductibility of certain merger-related expenses also drives fluctuations in our effective tax rate.

2019 compared to 2018
During the years ended December 31, 2019 and 2018, we recorded consolidated income tax expense of $2,129 and $1,372. Income tax expense for the year ended December 31, 2019 reflects an effective income tax rate of 13.47% (exclusive of a tax benefit of $393 realized on RMV's pre-tax loss of $6,052) compared to 10.25% (exclusive of a tax benefit of $236 on RMV's pre-tax loss of $3,814). The higher effective tax rate in 2019 is mainly the result of higher excess tax benefits in 2018 related to exercise of stock options and restricted shares vesting which reduces the effective rate.

Noncontrolling Interest in Net Income (Loss) of Subsidiary
RMV incurred a net loss of $299, $5,659, and $3,578 for the years ended December 31, 2020, 2019, and 2018, respectively. The net loss for the year ended December 31, 2020 results in a cumulative net loss of $13,655. These amounts are included in our consolidated results. However, RMV losses are 100% the responsibility of the noncontrolling interest and are not attributable to the Company's shareholders. See "Note 17 - Segment Reporting".

FINANCIAL CONDITION

Overview

Total assets increased $1,124.7 million, or 59.1%, to $3,026.5 million at December 31, 2020 compared to December 31, 2019. This increase was substantially attributable to an increase in net loans held for investment of approximately $890.8 million, a net increase in our mortgage loans held for sale of $110.0 million, an increase of $43.4 million in cash and cash equivalents, and an increase of $31.4 million in the cash surrender value of life insurance contracts. Total liabilities increased $1,026.5 million, or 61.2%, to $2,704.6 million at December 31, 2020 compared to December 31, 2019. This increase was substantially attributable to the increase in total deposits of $994.8 million. These and other components of our balance sheets are primarily attributable to the TCB and FABK Transactions and are discussed further below.

Investment Securities

The investment securities portfolio is intended to provide the Bank with liquidity, meet customer collateral needs, and provide flexible asset/liability management and a source of stable income. The portfolio consists of securities classified as available-for-sale. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Securities totaled $256,653 at December 31, 2020, a 1.4% decrease from the December 31, 2019 total of $260,293. During 2020, the Company restructured its investment portfolio which included selling those securities obtained in the FABK and TCB transactions. These proceeds were utilized to fund loan growth.
The following table summarizes the Company’s investment portfolio at amortized cost and fair value, aggregated by investment category for the periods presented:

	December 31, 2020			December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$47	$48	0.02%	$59	$59	0.02%	$568	$554	0.19%
State and municipal	184,102	200,988	78.31%	186,283	196,660	75.56%	232,589	229,298	77.38%
Corporate bonds	23,750	24,113	9.40%	7,880	7,845	3.01%	3,130	3,017	1.02%
Mortgage-backed securities	28,084	28,442	11.08%	38,126	37,761	14.51%	32,172	31,958	10.78%
Asset-backed securities	3,083	3,062	1.19%	18,374	17,968	6.90%	28,635	27,996	9.45%
Time deposits	—	—	—%	—	—	—%	3,500	3,500	1.18%
Total	$239,066	$256,653	100.00%	$250,722	$260,293	100.00%	$300,594	$296,323	100.00%

The table below summarizes the maturities and tax-equivalent yield characteristics of available-for-sale securities portfolio as of December 31, 2020. This maturity schedule excludes security prepayment and call features.

	One year or less		Over one year through five years		Over five year through ten years		Over ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. Treasury and other U.S. government agencies	$—	—%	$48	2.03%	$—	—%	$—	—%	$48	2.03%
State and municipal	—	—%	85	5.54%	8,969	4.11%	191,934	3.77%	200,988	3.79%
Corporate bonds	—	—%	2,010	4.25%	21,103	4.81%	1,000	5.00%	24,113	4.77%
Mortgage-backed securities	—	—%	13,990	4.13%	8,867	3.06%	5,585	3.71%	28,442	3.72%
Asset-backed securities	—	—%	359	2.29%	729	1.71%	1,974	1.73%	3,062	1.79%
Total	$—	—%	$16,492	4.11%	$39,668	4.20%	$200,493	3.76%	$256,653	3.85%

Loans Held For Investment
Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. As previously discussed, the competition for quality loans in our markets has remained intense. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various factors, including but not limited to, scheduled maturities or early payoffs exceeding new loan volume. Early payoffs typically increase in lowering rate environments as customers identify advantageous opportunities for refinancing. Total loans held for investment, net, at December 31, 2020, and December 31, 2019, were $2,280,147 and $1,397,374, respectively, an increase of 63.2%.

The table below provides a summary of the loan portfolio composition for the dates noted (including PCI loans).

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$459,739	19.9%	$245,515	17.4%	$213,850	17.4%
Real Estate:
1-4 Family Residential	323,473	14.0%	227,529	16.2%	225,863	18.3%
1-4 Family HELOC	100,525	4.4%	96,228	6.8%	88,112	7.2%
Multifamily and Commercial	834,000	36.2%	536,845	38.1%	447,840	36.4%
Construction, Land Development and Farmland	365,058	15.8%	273,872	19.4%	220,801	17.9%
Consumer	213,863	9.3%	16,855	1.2%	20,495	1.7%
Other	8,669	0.4%	13,180	0.9%	14,106	1.1%
	2,305,327	100.0%	1,410,024	100.0%	1,231,067	100.0%
Less:
Deferred loan fees (cost)	4,544		72		(9)
ALL	20,636		12,578		10,892

Loans, net	$2,280,147		$1,397,374		$1,220,184

	As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
Commerical, Industrial and Agricultural	$138,706	18.0%	$134,404	20.1%
Real Estate:
1-4 Family Residential	111,932	14.4%	113,031	16.9%
1-4 Family HELOC	72,017	9.3%	57,460	8.6%
Multifamily and Commercial	261,044	33.8%	215,639	32.3%
Construction, Land Development and Farmland	156,452	20.3%	115,889	17.4%
Consumer	17,605	2.3%	17,240	2.6%
Other	14,694	1.9%	13,745	2.1%
	772,450	100.0%	667,408	100.0%
Less:
Deferred loan fees (cost)	231		625
ALL	9,731		9,082

Loans, net	$762,488		$657,701

The table below provides a summary of PCI loans held for investment as of December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$919	$—
Real Estate:
1-4 Family Residential	1,004	231
1-4 Family HELOC	19	—
Multifamily and Commercial	1,325	217
Construction, Land Development and Farmland	992	1,021
Consumer	1,924	—
Total gross PCI loans	6,183	1,469
Less:
Remaining purchase discount	2,596	246
Allowance for possible loan losses	—	—

Loans, net	$3,587	$1,223

Commercial loans consist of commercial and industrial loans made to U.S.-domiciled customers. These include loans used for working capital needs, equipment purchases or other expansionary projects. Commercial loans held for investment of $459,739 at December 31, 2020, increased 87.3% compared to $245,515 as of December 31, 2019.

Real estate loans comprised 70% of the loans held for investment portfolio at December 31, 2020. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 31.0% from December 31, 2019 to December 31, 2020. Commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied nonfarm nonresidential properties, loans secured by owner-occupied nonfarm nonresidential properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans of $834,000 at December 31, 2020, increased 55.4% compared to $536,845 as of December 31, 2019. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending also increased 33.3% from December 31, 2019 to December 31, 2020, based on a strong local economy.

Consumer loans consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans and other consumer loans. Our consumer loans held for investment experienced an increase from December 31, 2019 to December 31, 2020, of 1,168.8%.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a 34.2% decrease from December 31, 2019 to December 31, 2020.

Loan repayments are significant source of liquidity for the Bank. The following table sets forth the loans maturing within specific intervals at December 31, 2020, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial, Industrial and Agricultural	$67,717	$287,168	$104,854	$459,739
Real Estate:
1-4 Family Residential	29,040	117,819	176,614	323,473
1-4 Family HELOC	4,378	21,241	74,906	100,525
Multifamily and Commercial	64,839	407,954	361,207	834,000
Construction, Land Development and Farmland	123,049	196,123	45,886	365,058
Consumer	6,655	12,929	194,279	213,863
Other	546	3,232	4,891	8,669
Total	$296,224	$1,046,466	$962,637	$2,305,327

Fixed interest rate	$109,156	$842,023	$385,458	$1,336,637
Variable interest rate	187,068	204,443	577,179	968,690
Total	$296,224	$1,046,466	$962,637	$2,305,327

The information presented in the above table is based upon the contractual maturities of the individual loans including those which may be subject to renewal at their contractual maturity. Renewal is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the structure of the loan portfolio.

ALL

At December 31, 2020, the ALL was $20,636 compared to $12,578 at December 31, 2019. The ALL as a percentage of total loans was 0.90% at December 31, 2020 and 0.89% at December 31, 2019. The ALL was adjusted upward from December 31, 2019 to December 31, 2020, due to loan growth and economic concerns over the COVID-19 pandemic. Loan charge-offs continue to be minimal.

The following table sets forth the activity in ALL for the years presented.

Analysis of Changes in Allowance for Loan Losses

	2020	2019	2018	2017	2016
Beginning Balance, January 1	$12,578	$10,892	$9,731	$9,082	$7,823
Loans charged off:
Commercial, Industrial and Agricultural	(521)	(396)	(381)	(976)	(84)
Real Estate:
1-4 Family Residential	(86)	(29)	(36)	(14)	(25)
1-4 Family HELOC	(98)	—	(6)	—	—
Multifamily and Commercial	—	—	(76)	—	—
Construction, Land Development and Farmland	(114)	(60)	(215)	(45)	—
Consumer	(705)	(50)	(26)	(36)	—
Other	—	(35)	(47)	—	(36)
Total loans charged off	(1,524)	(570)	(787)	(1,071)	(145)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	187	393	590	378	323
Real estate:
1-4 Family Residential	774	225	12	—	66
1-4 Family HELOC	20	12	10	19	11
Multifamily and Commercial	29	65	221	—	18
Construction, Land Development and Farmland	56	—	44	5	6
Consumer	166	51	34	2	12
Other	—	299	2	—	—
Total loan recoveries	1,232	1,045	913	404	436
Net (charge-offs) recoveries	(292)	475	126	(667)	291
Provision for loan losses	8,350	1,211	1,035	1,316	968
Total allowance at end of period	$20,636	$12,578	$10,892	$9,731	$9,082
Gross loans at end of period (1)	$2,305,327	$1,410,024	$1,231,067	$772,450	$667,408
Average gross loans (1)	$2,149,447	$1,298,922	$1,138,946	$714,982	$640,592
Allowance to total loans	0.90%	0.89%	0.88%	1.26%	1.36%
Net charge-offs (recoveries) to average gross loans	0.01%	(0.04)%	(0.01)%	0.09%	(0.05)%
     (1) Loan balances exclude loans held for sale.

The following table summarizes the ALL by category and loans held for investment in each category as a percentage of total loans, for the years presented.

	December 31, 2020			December 31, 2019			December 31, 2018
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$5,441	26.4%	19.9%	$2,529	20.1%	17.4%	$1,751	16.1%	17.4%
Real Estate:
1-4 Family Residential	2,445	11.8%	14.0%	1,280	10.2%	16.2%	1,333	12.2%	18.3%
1-4 Family HELOC	1,416	6.9%	4.4%	624	5.0%	6.8%	656	6.0%	7.2%
Multifamily and Commercial	8,535	41.4%	36.2%	5,285	42.0%	38.1%	4,429	40.6%	36.4%
Construction, Land Development and Farmland	1,841	8.9%	15.8%	2,649	21.0%	19.4%	2,500	23.0%	17.9%
Consumer	928	4.5%	9.3%	177	1.4%	1.2%	184	1.7%	1.7%
Other	30	0.1%	0.4%	34	0.3%	0.9%	39	0.4%	1.1%
	$20,636	100.0%	100.0%	$12,578	100.0%	100.0%	$10,892	100.0%	100.0%

	December 31, 2017			December 31, 2016
	Amount	% of Allowance To Total	% of Loan Type to Total Loans	Amount	% of Allowance To Total	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$2,538	26.1%	18.0%	$2,432	26.8%	20.1%
Real Estate:
1-4 Family Residential	773	7.9%	14.4%	1,178	13.0%	16.9%
1-4 Family HELOC	595	6.1%	9.3%	704	7.8%	8.6%
Multifamily and Commercial	3,166	32.5%	33.8%	2,737	30.1%	32.3%
Construction, Land Development and Farmland	2,434	25.0%	20.3%	1,786	19.7%	17.4%
Consumer	183	1.9%	2.3%	208	2.3%	2.6%
Other	42	0.5%	1.9%	37	0.3%	2.1%
	$9,731	100.0%	100.0%	$9,082	100.0%	100.0%

Nonperforming Assets
Nonperforming assets consist of nonperforming loans plus real estate acquired through foreclosure or deed in lieu of foreclosure as well as any retired branches and repossessed collateral. Nonperforming loans by definition consist of nonaccrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on nonaccrual status, interest accruals cease, and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual.

The following table provides information with respect to the Company’s nonperforming assets.

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Nonaccrual loans	$5,986	$4,071	$4,194	$5,161	$5,634
Past due loans 90 days or more and still accruing interest	1	64	6	—	—
Troubled Debt Restructurings ("TDRs")	2,588	1,799	2,469	2,170	2,953
Total nonperforming loans	8,575	5,934	6,669	7,331	8,587
Other real estate ("OREO")	1,246	750	1,000	—	—
Repossessed Collateral	1,424	—	—	—	—
Total nonperforming assets	$11,244	$6,684	$7,669	$7,331	$8,587
Total nonperforming loans as a percentage of total loans	0.37%	0.42%	0.54%	0.95%	1.29%
Total nonperforming assets as a percentage of total assets	0.37%	0.35%	0.44%	0.65%	0.94%
Allowance for loan losses as a percentage of nonperforming loans	240.66%	211.96%	163.32%	132.74%	105.76%

Premises and Equipment
Premises and equipment, net, totaled $31,462 at December 31, 2020 compared to $21,064 at December 31, 2019, a net increase of $10,398 or 49.4%. Asset purchases amounted to approximately $2,873 during the year ended December 31, 2020 while related depreciation expense amounted to $2,867. Please refer to" Item 2, Properties" for additional information.

Deposits
At December 31, 2020, total deposits were $2,579 million, an increase of $995 million, or 62.8%, compared to $1,584 million at December 31, 2019. During the year ended December 31, 2020, we increased noninterest-bearing deposits by $315 million or 120.7%, interest-bearing demand deposits increased by $198 million, or 129.4%, savings and money market deposits increased by $448 million, or 109.7% and time deposits increased by $34 million, or 4.5%. While a majority of our deposit growth is driven by our acquisition activity, we did increase total deposits $224 million, or 14%, through organic measures. We are continuing to focus on growth of our noninterest-bearing deposits and using alternative sources of funds to better manage our cost of funds. As of December 31, 2020, noninterest-bearing deposits represent 22% of total deposits.

The average amounts for deposits for 2020, 2019 and 2018 are detailed in the following schedule (in thousands, except for percentages).

	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$466,334	—%	$226,855	—%	$218,867	—%
Interest-bearing demand	258,657	0.30%	146,518	0.26%	146,717	0.25%
Savings and money market	707,023	0.67%	376,927	1.11%	349,986	0.74%
Time deposits-retail	656,945	1.19%	559,406	2.09%	531,780	1.58%
Time deposits-wholesale	229,769	1.77%	227,071	2.48%	90,510	1.77%
Total deposits	$2,318,728	0.73%	$1,536,777	1.42%	$1,337,860	0.96%

The following table shows maturity of time deposits segmented by months to maturity and deposit amounts:

	December 31, 2020
	Time deposits of $100 and greater	Time deposits of less than $100	Total
Three months or less	$226,770	$38,961	$265,731
Over three months through six months	120,828	31,290	152,118
Over six months through 12 months	209,470	57,869	267,339
Over one year through three years	68,833	24,401	93,234
Over three years through five years	12,056	5,863	17,919
Over five years	—	3	3
Total	$637,957	$158,387	$796,344

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

Interest Rate Sensitivity—Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items to maximize long-term earnings and mitigate interest rate risk. Measurements we use to help us manage interest rate sensitivity include an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(1.8)%	(15)%	(3.7)%	(15)%
-100 bp	(1.6)%	(10)%	(3.1)%	(10)%
+100 bp	1.8%	(10)%	4.7%	(10)%
+200 bp	4.2%	(15)%	9.2%	(15)%
+300 bp	7.0%	(20)%	14.0%	(20)%
+400 bp	9.9%	(25)%	19.0%	(25)%

We were in compliance with the earnings simulation model policies monitored by the Bank as of December 31, 2020, indicating what we believe to be a fairly neutral profile.

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

At December 31, 2020, our model indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, home equity loans, and available-for-sale securities.

At December 31, 2020, FHLB advances totaled $10,000 compared to $10,737 as of December 31, 2019.

At December 31, 2020, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2021	$10,000	0.19%
2022	—	—%
2023	—	—%
2024	—	—%
2025	—	—%
Thereafter	—	—%
	$10,000	0.19%

Capital
Shareholders’ equity was $321,973 at December 31, 2020, an increase of $98,220, or 43.9%, from $223,753 at December 31, 2019. During the twelve months ended December 31, 2020, the Company completed the TCB Holdings Transaction which increased shareholders' equity $18,041 and the FABK Transaction which increased shareholders' equity $51,915. Net income of $31,412 and other comprehensive income of $1,162 also contributed to the increase. This increase was primarily offset by dividends declared of $6,227. Contributions from the noncontrolling interest of $299 were recognized in the twelve months ended December 31, 2020. The increase in shareholders' equity mitigated by the growth in the Bank's assets led to an increase in the Bank’s December 31, 2020 Tier 1 leverage ratio to 10.64% compared with 10.30% at December 31, 2019. See other ratios discussed further below. Additionally, the subordinated debentures qualify as Tier 1 and Total risk-based capital for the Company due to asset size at the time of issuance.

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

On March 10, 2020, the Company announced that its board of directors has authorized the Repurchase Plan. As of December 31, 2020, Reliant Bancorp had not repurchased any shares of Reliant Bancorp common stock under the Repurchase Plan. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment. The Repurchase Plan expired on December 31, 2020.

On August 24, 2020, the Company filed a Registration Statement on Form S-3 to offer, issue and sell from time to time in one or more offerings any combination of (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depository shares, (v) warrants, (vi) units, (vii) purchase contracts, and (viii) rights, up to a maximum aggregate offering price of $100,000. The net proceeds from any offering will be used for general corporate purposes including repayment of debt or payment of interest thereon, capital expenditures, acquisitions, investments, and any other purposes that we may specify in any prospectus supplement. Until allocated to such purposes, it is expected that we will invest any proceeds in short-term, interest-bearing instruments or other investment-grade securities

Banks as regulated institutions are required to maintain certain levels of capital. The Federal Reserve Board of Governors, the primary federal regulator for the Bank, has adopted minimum capital regulations or guidelines that categorize capital components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with applicable regulations and guidelines. We regularly review our capital adequacy to ensure compliance with these regulations and guidelines and to help ensure that sufficient capital is available for current and future needs. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder returns.

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of December 31, 2020 and December 31, 2019 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimal Capital Adequacy		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Company
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$117,747	4.000%	$147,184	5.00%
Common equity Tier 1	250,513	10.22%	110,304	4.50%	171,584	7.000%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	147,074	6.00%	208,355	8.500%	196,099	8.00%
Total risk-based capital	342,246	13.96%	196,130	8.00%	257,420	10.500%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$117,907	4.000%	$147,384	5.00%
Common equity Tier 1	313,633	12.83%	110,004	4.50%	171,117	7.000%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	146,672	6.00%	207,785	8.500%	195,562	8.00%
Total risk-based capital	334,919	13.71%	195,430	8.00%	256,503	10.500%	244,288	10.00%

December 31, 2019
Company
Tier I leverage	$176,748	9.74%	N/A	—%	$72,586	4.000%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	N/A	—%	109,520	7.000%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	N/A	—%	132,952	8.500%	125,131	8.00%
Total risk-based capital	249,751	15.97%	N/A	—%	164,207	10.500%	156,388	10.00%
Bank
Tier I leverage	$186,734	10.30%	N/A	—%	$72,518	4.000%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	N/A	—%	109,384	7.000%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	N/A	—%	132,823	8.500%	125,010	8.00%
Total risk-based capital	199,737	12.79%	N/A	—%	163,975	10.500%	156,167	10.00%

Non-GAAP Financial Measures

This Annual Report contains certain financial measures that are considered "non-GAAP financial measures" and should be read along with the accompanying tables. Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations and enhance comparability across periods. Non-GAAP financial measures should not, however, be considered as an alternative to any measure of performance or financial condition as determined in accordance with U.S. GAAP, and readers should consider the

Company’s performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and readers should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under U.S. GAAP. Non-GAAP financial measures presented by the Company may not be comparable to non-GAAP financial measures (even those with the same or similar names) presented by other companies.

Company management uses, and believes that investors benefit from referring to, the following non-GAAP financial measures, among others, to assess the Company's operating results and trends: (i) tax-equivalent net interest income; (ii) adjusted net interest income; (iii) adjusted net interest margin; (iv) adjusted net income attributable to common shareholders; (v) adjusted net income attributable to common shareholders, per diluted share; (vi) adjusted return on average assets; (vii) adjusted return on average shareholders' equity; (viii) average tangible shareholders' equity; (ix) return on average tangible common equity (ROATCE); (x) adjusted ROATCE; and (xi) adjusted efficiency ratio. In the following table, the Company has provided a reconciliation of these non-GAAP financial measures to their most comparable U.S. GAAP financial measures.

	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
NON-GAAP FINANCIAL MEASURES
Adjusted net interest margin (1)(3)
Net interest income	$108,046	$55,805	$53,811
Fully tax-equivalent adjustments:
Loans	$2,728	$1,278	$1,281
Tax-exempt investment securities	$1,444	$1,747	$1,788
Tax-equivalent net interest income (1)(2)	$112,218	$58,831	$56,880
Purchase accounting adjustments	(12,545)	(1,673)	(1,993)
Adjusted net interest income (1)	$99,673	$57,158	$54,887

Net interest margin (tax-equivalent basis)	4.35%	3.54%	3.78%
Adjusted net interest margin	3.86%	3.44%	3.65%

Adjusted net income attributable to common shareholders and related impact (1)
Net income attributable to common shareholders	$31,412	$16,196	$14,085
Merger expenses	6,895	1,603	2,774
Tax effect of adjustments to net income	(1,607)	(200)	(725)
After tax adjustments to net income	5,288	1,403	2,049
Adjusted net income attributable to common shareholders	36,700	17,599	16,134

Net income attributable to common shareholders, per diluted share	$2.02	$1.44	$1.23
Adjusted net income attributable to common shareholders, per diluted share (1)	$2.36	$1.56	$1.41

	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Return on average:
Return on average assets	1.13%	0.90%	0.86%
Adjusted return on average assets (1)	1.32%	0.98%	0.98%
Return on average shareholders' equity	10.93%	7.54%	6.93%
Adjusted return on average shareholders' equity (1)	12.77%	8.19%	7.94%

Average tangible shareholders' equity: (1)
Average shareholders' equity	$287,449	$214,897	$203,317
Less: average goodwill	52,092	43,642	43,552
Less: average core deposit intangibles	11,753	7,715	8,667
Average tangible shareholders' equity	$223,604	$163,541	$151,098

Return on average tangible common equity (ROATCE) (1)	14.05%	9.90%	9.32%
Adjusted ROATCE (1)	16.41%	10.76%	10.68%

Adjusted Efficiency Ratio - Bank Segment
Operating Expense
Noninterest expense	$68,234	$42,382	$41,512
Less: Merger expenses	(6,895)	(1,603)	(2,774)
Operating Expense	$61,339	$40,779	$38,738

Operating Revenue
Tax Equiv Net interest income (2)	$109,800	$58,278	$56,059
Total noninterest income	9,320	7,059	5,250
Less: Loss (Gain) on sale of securities available for sale	270	(1,451)	(43)
Less: (Gain) Loss on sale of other real estate owned	(28)	(166)	(259)
Less: (Gain) Loss on disposal of premises and equipment	(31)	—	(13)
Operating Revenue	$119,331	$63,720	$60,994

Bank Segment Efficiency Ratio	62.1%	72.7%	74.1%
Adjusted Efficiency Ratio (1)(2)	51.4%	64.0%	63.5%
(1) Not a recognized measure under U.S. GAAP.
(2) Amount includes tax equivalent adjustment to quantify the tax equivalent net interest income.
(3) Prior calculation of this ratio removed tax credits related to certain tax-preference-qualified loans and tax-exempt securities. The Company views these credits as normal course of business and as such removal is unnecessary.

Emerging Growth Company Status
On December 31, 2020, our status as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), terminated. As an “emerging growth company,” we took advantage of some reduced disclosure and other requirements that were otherwise applicable generally to public companies. As a result, the information that we provided to our shareholders prior to this report may be different from the information provided by other public reporting companies. With the filing of this report, we began providing the information required from “non-accelerated filers” and “smaller reporting companies” as each term is defined in Rule 12b-2 under the Exchange Act in periodic reports required under the Exchange Act.

Effects of Inflation and Changing Prices
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase and can reduce our earnings from such activities.
Impact of Recent Accounting Guidance
 Please see "Note 1 - Summary of Significant Accounting Policies" where we discuss the impact of recent accounting guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see headings: “Market and Liquidity Risk Management,” “Interest Rate Sensitivity” and “Effect of Inflation and Changing Prices” under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Reliant Bancorp maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Reliant Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Reliant Bancorp carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, Reliant Bancorp’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The report of Reliant Bancorp’s management on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in Reliant Bancorp’s internal control over financial reporting during Reliant Bancorp’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Reliant Bancorp’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is set forth in our definitive proxy statement relating to the 2021 annual meeting of shareholders (the “2021 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in, and is incorporated by reference to, the 2021 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the Company’s equity compensation plan information as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	249,271	$18.97	935,945
Equity compensation plans not approved by security holders	—	—	—
Total	249,271	$18.97	935,945

(a)Includes shares of common stock to be issued upon the exercise of outstanding restricted stock units.
(b)Excludes restricted stock units which do not have an exercise price.
(c)This number includes 434,186 securities available to be issued under the Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan. Although this plan will remain in effect until March 23, 2021, the Company has no intentions to issue new awards under the plan. Future awards are intended to be issued under the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, under which the number of securities remaining available for future issuance is 501,759.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as a part of this Annual Report on Form 10-K
(1) Financial statements
The following consolidated financial statements of the Company are incorporated in this Item 15 by reference from Part II - Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)    Financial statement schedules
    All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(3)    Exhibits
    See Item 15(b) of this Annual Report on Form 10-K
(b)    Exhibits
Incorporated by reference (File No. 001-37391, unless otherwise indicated)

Exhibit No.	Description

2.1*
Agreement and Plan of Merger dated August 22, 2017, by and among Commerce Union Bancshares, Inc., Pioneer Merger Sub, Inc., Reliant Bank, Community First, Inc., and Community First Bank & Trust (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2017).

2.2*
Agreement and Plan of Merger dated September 16, 2019, by and among Reliant Bancorp, Inc., Tennessee Community Bank Holdings, Inc., and Community Bank & Trust (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019).

Exhibit No.	Description
2.3*
Agreement and Plan of Merger dated October 22, 2019, by and among Reliant Bancorp, Inc., PG Merger Sub, Inc., and First Advantage Bancorp (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2019).

3.1
Amended and Restated Charter of Reliant Bancorp, Inc. (Restated for SEC filing purposes) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018).

3.2
Third Amended and Restated Bylaws of Reliant Bancorp, Inc., as amended (Restated for SEC filing purposes) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020).

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-228889) filed with the SEC on December 19, 2018).
4.2†	Description of the Company's Securities. of the Company's Securities.
4.3	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
4.4
Indenture, dated as of December 13, 2019, by and between Reliant Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

4.5
Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2029 of Reliant Bancorp, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).

10.1#
Commerce Union Bancshares, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Appendix E to the Company’s Registration Statement on Form S-4 (File No. 333-197248) filed with the SEC on July 3, 2014).

10.2#	Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 14, 2015).
10.3†#	Amended and Restated Reliant Bancorp, Inc. 2018 Employee Stock Purchase Plan.
10.4#
Form of Management Incentive Stock Option Agreement for grants under 2015 Equity Compensation Plan (incorporated by reference to Exhibit to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2016).

10.5#
Employment Agreement, dated as of April 15, 2018, by and among DeVan D. Ard, Jr., Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.6#
First Amendment to Employment Agreement, dated June 22, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and DeVan D. Ard, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.7#	Form of 2019 Restricted Stock Unit Agreement (for Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019).
10.8#	Form of 2019 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2019).
10.9#	Form of Employees Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2019).
10.10#	Form of Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2019).
10.11#	Form of 2019 Restricted Stock Unit Agreement (for Directors) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019).
10.12#
Executive Separation Agreement and Release, dated June 1, 2020, by and between James Daniel Dellinger and Reliant Bancorp, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2020).

Exhibit No.	Description
10.13#
Employment Agreement, dated May 27, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and Jerry Cooksey (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2020).

10.14#
Employment Agreement, dated June 22, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and John R. Wilson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.15#
Executive Separation Agreement and Release, dated June 22, 2020, by and among Louis E. Holloway, Reliant Bancorp, Inc., and Reliant Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2020).

10.16#
Employment Agreement, dated September 21, 2020, by and among Reliant Bancorp, Inc., Reliant Bank, and Mark Seaton (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020).

21.1†	Subsidiaries of Reliant Bancorp, Inc.
23.1†	Consent of Maggart & Associates, P.C.
24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.
March 9, 2021	By:	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DeVan Ard, Jr. and Jerry Cooksey, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DeVan D. Ard, Jr.	Chairman and Chief Executive Officer	March 9, 2021
DeVan D. Ard, Jr.	(Principal Executive Officer)

/s/ Jerry Cooksey	Chief Financial Officer	March 9, 2021
Jerry Cooksey	(Principal Financial Officer)

/s/ Mark Seaton	Chief Accounting Officer	March 9, 2021
Mark Seaton	(Principal Accounting Officer)

/s/ Homayoun Aminmadani	Director	March 9, 2021
Homayoun Aminmadani

/s/ Charles Trimble Beasley	Director	March 9, 2021
Charles Trimble Beasley

/s/ Robert E. Daniel	Director	March 9, 2021
Robert E. Daniel

Signature	Title	Date
/s/ William R. DeBerry	Director	March 9, 2021
William R. DeBerry

/s/ Sharon H. Edwards	Director	March 9, 2021
Sharon H. Edwards

/s/ Darrell S. Freeman, Sr.	Director	March 9, 2021
Darrell S. Freeman, Sr.

/s/ James Gilbert Hodges	Director	March 9, 2021
James Gilbert Hodges

/s/ William Lawson Mabry	Director	March 9, 2021
William L Mabry

/s/ Connie S. McGee	Director	March 9, 2021
Connie S. McGee

/s/ Linda E. Rebrovick	Director	March 9, 2021
Linda E. Rebrovick

/s/ Ruskin A. Vest	Director	March 9, 2021
Ruskin A. Vest

/s/ Michael E. Wallace	Director	March 9, 2021
Michael E. Wallace

FINANCIAL STATEMENTS, SUPPLEMENTARY DATA, AND FINANCIAL STATEMENT SCHEDULES

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for financial presentations in conformity with GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and included those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Reliant Bancorp, Inc.’s internal control over financial reporting is effective as of December 31, 2020.

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

To the Shareholders and the Board of Directors of
Reliant Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Bancorp, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audits matter communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $2.3 billion as of December 31, 2020 and the associated allowance for loan losses (ALL) was $20.6 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the ALL is established to absorb inherent losses that have been incurred within the existing portfolio of loans. Management’s estimate of inherent losses within the loan portfolio is established using quantitative, as well as qualitative, considerations. The Company’s methodology to determine the ALL considers quantitative calculations including: specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans, historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions, and general valuation allowances determined in accordance with ASC Topic 450 based on various risk factors that are internal to the Company. The Company’s ALL methodology also includes qualitative amounts that include valuation allowances based on general economic conditions and other risk factors to the Company.

Management’s estimate of the ALL involves significant estimates and subjective assumptions, which require a high degree of judgment. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Changes in these assumptions could have a material effect on the Company’s financial results.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ALL, including the qualitative valuation allowances of the ALL. To test the reasonableness of the qualitative valuation allowances, we performed audit procedures that included, among others, testing the appropriateness of the methodologies used by the Company to estimate the ALL, testing the completeness and accuracy of data and information used by the Company in estimating the components of the ALL, evaluating the appropriateness of assumptions used in estimating the qualitative valuation allowances, analyzing the changes in assumptions and various components of the ALL relative to changes in the Company’s loan portfolio and the economy and evaluating the appropriateness and level of the qualitative valuation allowances. For example, specific to the qualitative valuation allowances, we (1) analyzed the changes, assumptions, and adjustments made to the qualitative valuation allowances; and (2) evaluated the appropriateness and completeness of risk factors used in determining the amount of the qualitative valuation allowances. We also evaluated the data and information utilized by management to estimate the qualitative valuation allowances by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management. In addition, we evaluated the overall ALL amount, inclusive of the adjustments for the qualitative valuation allowances, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date by comparing the overall ALL to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

Valuation of Acquired Loans

Description of the Matter

The Company’s strategy includes growth by acquisition. Acquisitions represent a significant component of the Company’s asset growth through the addition of new loan and deposit accounts. During 2020 the Company completed two acquisitions for net consideration of $100.6 million. As discussed in Notes 1 and 15 to the consolidated financial statements, the Company accounted for its acquisitions in accordance with ASC Topic 805 - Business Combinations, which requires the acquired assets and liabilities assumed to be marked to fair market value at the date of acquisition.

More specifically in conjunction with the acquisitions, acquired loans were recorded at a fair value of $793.9 million. To determine the fair value of acquired loans, management engaged a third-party specialist who used a discounted cash flow methodology that considered factors such as loan characteristics, discount rates, probability of default, loss given default, and prepayment assumptions. The principal considerations for our determination that performing procedures relating to the valuation of certain acquired loans is a critical audit matter are (1) there was significant judgment by management to determine the fair value of acquired loans, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to discount rates, probability of default, loss given default, and prepayment assumptions and (2) significant audit effort was necessary to evaluate the evidence obtained relating to these assumptions.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (1) the development of independent assumptions for discount rates, probability of default, loss given default, and prepayment assumptions, (2) comparison of management’s estimate to the independently developed ranges, (3) testing the completeness and accuracy of the underlying loan data provided by management that was used to develop these assumptions, and (4) assessing the Company engaged specialist’s knowledge, skill, and ability as well as the relationship between the Company and the specialist.

/s/ Maggart & Associates, P.C.

We have served as the Company’s auditor since 2015.
Nashville, Tennessee
March 9, 2021

RELIANT BANCORP, INC.
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$13,717	$7,953
Interest-bearing deposits in financial institutions	79,756	43,644
Federal funds sold	1,572	52
Total cash and cash equivalents	95,045	51,649
Securities available for sale	256,653	260,293
Loans	2,300,783	1,409,952
Less allowance for loan losses	(20,636)	(12,578)
Loans, net	2,280,147	1,397,374
Mortgage loans held for sale, net	147,524	37,476
Accrued interest receivable	14,889	7,188
Premises and equipment, net	31,462	21,064
Operating leases right of use assets	13,103	—
Restricted equity securities, at cost	16,551	11,279
Other real estate, net	1,246	750
Cash surrender value of life insurance contracts	77,988	46,632
Deferred tax assets, net	7,121	3,933
Goodwill	54,396	43,642
Core deposit intangibles	11,347	7,270
Other assets	19,063	13,292
TOTAL ASSETS	$3,026,535	$1,901,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing demand	$575,289	$260,681
Interest-bearing demand	350,392	152,718
Savings and money market deposit accounts	857,210	408,724
Time	796,344	762,330
Total deposits	2,579,235	1,584,453
Accrued interest payable	2,571	2,022
Federal funds purchased	—	—
Subordinated debentures	70,446	70,883
Federal Home Loan Bank advances	10,000	10,737
Operating leases liabilities	14,231	—
Other liabilities	28,079	9,994
TOTAL LIABILITIES	2,704,562	1,678,089
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued to date	$—	$—
Common stock, $1 par value; 30,000,000 shares authorized; 16,654,409 and 11,206,254 shares issued and outstanding at December 31, 2020 and 2019, respectively	16,654	11,206
Additional paid-in capital	233,331	167,006
Retained earnings	65,757	40,472
Accumulated other comprehensive income	6,231	5,069
TOTAL STOCKHOLDERS’ EQUITY	321,973	223,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,026,535	$1,901,842
 See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$119,259	$68,421	$58,351
Interest and fees on loans held for sale	3,450	961	1,278
Interest on investment securities, taxable	1,517	2,099	1,836
Interest on investment securities, nontaxable	5,068	6,452	6,605
Federal funds sold and other	977	1,252	1,137
TOTAL INTEREST INCOME	130,271	79,185	69,207
INTEREST EXPENSE
Deposits
Demand	779	384	366
Savings and money market deposit accounts	4,709	4,191	2,589
Time	11,880	17,324	9,998
Federal Home Loan Bank advances and other borrowings	903	543	1,719
Subordinated debentures	3,954	938	724
TOTAL INTEREST EXPENSE	22,225	23,380	15,396
NET INTEREST INCOME	108,046	55,805	53,811
PROVISION FOR LOAN LOSSES	8,350	1,211	1,035
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	99,696	54,594	52,776
NONINTEREST INCOME
Service charges on deposit accounts	5,747	3,746	3,419
Gains on mortgage loans sold, net	12,239	4,905	4,418
(Loss) gain on securities transactions, net	(270)	1,451	43
Other noninterest income	3,843	1,862	1,784
TOTAL NONINTEREST INCOME	21,559	11,964	9,664
NONINTEREST EXPENSE
Salaries and employee benefits	$46,332	$30,514	$27,510
Occupancy	7,756	5,423	4,949
Data processing and software	8,594	6,213	5,333
Professional fees	2,676	2,302	2,848
Regulatory fees	1,797	908	1,077
Merger expenses	6,895	1,603	2,774
Other operating expense	9,157	6,929	6,070
TOTAL NONINTEREST EXPENSE	83,207	53,892	50,561
INCOME BEFORE PROVISION FOR INCOME TAXES	38,048	12,666	11,879
INCOME TAX EXPENSE	6,935	2,129	1,372
CONSOLIDATED NET INCOME	31,113	10,537	10,507
NONCONTROLLING INTEREST IN NET LOSS OF SUBSIDIARY	299	5,659	3,578
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$31,412	$16,196	$14,085
Basic net income attributable to common shareholders, per share	$2.03	$1.44	$1.24
Diluted net income attributable to common shareholders, per share	$2.02	$1.44	$1.23
 See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$31,113	$10,537	$10,507
Other comprehensive (loss) income :
Unrealized gains (losses) on securities available for sale:
Unrealized holdings gains (losses) arising during the period	6,881	14,228	(5,791)
Reclassification adjustment for losses (gains) included in net income	270	(1,451)	(43)
Tax effect	(1,869)	(3,341)	1,525
Net of tax	5,282	9,436	(4,309)
Unrealized (losses) gains on cash flow hedges
Unrealized holdings (losses) gains arising during the period	(5,578)	(926)	(1,153)
Reclassification adjustment for losses (gains) included in net income	—	—	—
Tax effect	1,458	243	301
Net of tax	(4,120)	(683)	(852)
Other comprehensive income (loss)	1,162	8,753	(5,161)
Comprehensive income	$32,275	$19,290	$5,346
Comprehensive loss attributable to noncontrolling interest	299	5,659	3,578
Comprehensive income attributable to the controlling interest	$32,574	$24,949	$8,924

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED December 31, 2020, 2019 AND 2018
 (Dollar amounts in thousands except share amounts)

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
BALANCE- DECEMBER 31, 2017	9,034,439	$9,034	$112,437	$17,189	$1,477	$—	$140,137
Stock based compensation expense	—	—	923	—	—	—	923
Exercise of stock options	30,001	30	368	—	—	—	398
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	50,160	50	(50)	—	—	—	—
Conversion shares issued to shareholders of Community First, Inc.	2,416,444	2,417	59,566	—	—	—	61,983
Shares acquired from dissenting shareholder	(234)	—	(6)	—	—	—	(6)
Noncontrolling interest contributions	—	—	—	—	—	3,578	3,578
Cash dividend declared to common shareholders ($0.33 per share)	—	—	—	(3,945)	—	—	(3,945)
Net income (loss)	—	—	—	14,085	—	(3,578)	10,507
Other comprehensive loss	—	—	—	—	(5,161)	—	(5,161)
BALANCE- DECEMBER 31, 2018	11,530,810	$11,531	$173,238	$27,329	$(3,684)	$—	$208,414
Stock based compensation expense	—	—	1,222	—	—	—	1,222
Exercise of stock options	34,714	34	405	—	—	—	439
Employee Stock Purchase Plan stock issuance	8,512	9	152	—	—	—	161
Restricted stock awards, net of shares withheld for taxes and stock and dividend forfeitures	(1,851)	(2)	(86)	—	—	—	(88)
Common stock shares redeemed	(365,931)	(366)	(7,925)	—	—	—	(8,291)
Noncontrolling interest contributions	—	—	—	—	—	5,659	5,659
Cash dividends declared to common shareholders ($0.27 per share)	—	—	—	(3,053)	—	—	(3,053)
Net income (loss)	—	—	—	16,196	—	(5,659)	10,537
Other comprehensive income	—	—	—	—	8,753	—	8,753
BALANCE - DECEMBER 31, 2019	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	RETAINED	COMPREHENSIVE	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Conversion shares issued to shareholders of First Advantage Bancorp	4,606,419	4,607	47,308	—	—	—	51,915
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Stock based compensation expense	—	—	1,578	—	—	—	1,578
Exercise of stock options	10,865	10	132	—	—	—	142
Employee Stock Purchase Plan stock issuance	21,962	21	275	—	—	—	296
Restricted stock units vesting, net of taxes withheld and stock and dividend forfeitures	(2,301)	(1)	(198)				(199)
Noncontrolling interest contributions	—	—	—	—	—	299	299
Cash dividend declared to common shareholders ($0.40 per share)	—	—	—	(6,227)	—	—	(6,227)
Net income (loss)	—	—	—	31,412	—	(299)	31,113
Other comprehensive income	—	—	—	—	1,162	—	1,162
BALANCE - DECEMBER 31, 2020	16,654,409	$16,654	$233,331	$65,757	$6,231	$—	$321,973
See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2020, 2019 AND 2018
(Dollar amounts in thousands except per share amounts)

	2020	2019	2018
OPERATING ACTIVITIES
Consolidated net income	$31,113	$10,537	$10,507
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Provision for loan losses	8,350	1,211	1,035
Deferred income taxes	2,060	398	380
Loss (gain) on disposal of premises and equipment	31	—	(13)
Depreciation of premises and equipment	2,867	1,875	1,586
Net amortization of securities	2,370	3,051	3,182
Net realized losses (gains) on sales of securities	270	(1,451)	(43)
Gains on mortgage loans sold, net	(12,239)	(4,905)	(4,418)
Stock-based compensation expense	1,578	1,222	923
Gain on other real estate	(28)	(166)	(259)
Provision for losses on other real estate	—	98	—
Earnings on bank-owned life insurance	(2,759)	(1,119)	(1,186)
Mortgage loans originated for resale	(605,020)	(179,331)	(141,783)
Proceeds from sale of mortgage loans	513,089	162,583	176,610
Right of use asset amortization	2,596	—	—
Other accretion, net of other amortization	(11,010)	2,530	(645)
Change in
Accrued interest receivable	(4,368)	1,026	(1,305)
Other assets	993	(1,477)	(372)
Accrued interest payable	(699)	959	326
Other liabilities	(4,124)	(1,230)	(2,260)
TOTAL ADJUSTMENTS	(106,042)	(14,726)	31,758
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(74,929)	(4,189)	42,265
INVESTING ACTIVITIES
Cash (used in) received from acquisitions, net	(8,500)	—	33,128
Activities in available for sale securities
Purchases	(61,783)	(50,430)	(106,893)
Sales	151,934	85,895	100,737
Maturities, prepayments and calls	11,171	12,807	12,987
(Purchases) redemptions of restricted equity securities	(1,051)	411	(2,190)
Net increase in loans	(87,767)	(180,787)	(145,090)
Purchase of premises and equipment	(2,873)	(1,339)	(4,342)
Proceeds from sale of premises and equipment	135	—	—
Proceeds from sale of other real estate	2,357	1,261	1,947
Purchase of life insurance contracts	(10,000)	—
Proceeds from BOLI death benefit	1,808	—	—

	2020	2019	2018
NET CASH USED IN INVESTING ACTIVITIES	(4,569)	(132,182)	(109,716)
FINANCING ACTIVITIES
Net change in deposits	178,245	146,484	121,960
Proceeds from Federal Home Loan Bank advances	559,000	200,824	168,525
Payments on Federal Home Loan Bank advances	(608,663)	(247,531)	(207,720)
Issuance of subordinate debentures, net of issuance costs	—	59,198	—
Issuance of ESPP shares and exercise of common stock options and warrants, net of repurchase of restricted shares	239	(7,779)	392
Noncontrolling interest contributions received	299	5,659	2,255
Cash dividends paid on common stock	(6,227)	(4,013)	(3,451)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,893	152,842	81,961
NET CHANGE IN CASH AND CASH EQUIVALENTS	43,395	16,471	14,510
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,649	35,178	20,668
CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,045	$51,649	$35,178

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 FOR THE YEARS ENDED December 31, 2020, 2019 AND 2018

(Dollar amounts in thousands except per share amounts)

	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for
Interest	$26,190	$22,421	$14,638
Taxes	4,402	1,303	1,400

Non-cash investing and financing activities
Change in due to/from noncontrolling interest	299	5,659	3,578
Loans foreclosed and transferred to other real estate	197	943	1,060
Acquired bank facilities no longer in use transferred to other real estate from premises and equipment	2,420
Dividends declared, not paid	—	76	1,036
Right of use assets obtained in exchange for operating lease liabilities	11,973	—	—

See accompanying notes to consolidated financial statements

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank (the "Bank"), collectively, "the Company." Reliant Bancorp is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"). Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). The Bank provides a full range of traditional banking products and services to business and consumer clients throughout Middle Tennessee.

Reliant Risk Management, Inc., a wholly-owned insurance captive subsidiary of Reliant Bancorp, began operations on June 1, 2020, is a Tennessee-based captive insurance company which insures Reliant Bancorp and the Bank against certain risks unique to their operations and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Reliant Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Reliant Risk Management, Inc. is subject to regulations of the State of Tennessee and undergoes periodic examinations by the Tennessee Department of Commerce and Insurance.

Basis of Presentation

The Company's consolidated financial statements as of and for the periods presented include the accounts of Reliant Bancorp, the Bank, Community First Trups Holding Company (a wholly-owned subsidiary of Reliant Bancorp), Reliant Risk Management, Inc., Reliant Investment Holdings, LLC (a wholly-owned subsidiary of the Bank), and RMV. All significant intercompany balances and transactions have been eliminated in consolidation. As described previously, effective January 1, 2020, Reliant Bancorp and TCB Holdings merged and effective April 1, 2020, Reliant Bancorp and First Advantage Bancorp merged.

The accounting and reporting policies of Reliant Bancorp, Inc. conform to U.S. GAAP and to general practices within the banking industry. The following is a brief summary of the significant policies.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company has evaluated subsequent events for recognition and disclosure through March 9, 2021, which is the date the financial statements were available to be issued.

During 2011, the Bank and another entity organized RMV. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Bank receives 30% of the profits once the non-controlling member recovers its aggregate losses. The non-controlling member is responsible for 100% of RMV’s net losses. As of December 31, 2020, the cumulative losses to date totaled $13,655. RMV will have to generate net income of this amount before the Company will participate in future earnings.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value.

The Company typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of shares of common stock issued is determined based on the market price of the stock as of the closing of the acquisition.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial intuitions, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers financially sound.

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. The Bank was not required to have a reserve balance at December 31, 2020, 2019, and 2018, respectively.

Securities

The Company classifies its debt securities in one of two categories: held to maturity ("HTM") and available for sale ("AFS"). HTM securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as AFS when they might be sold before maturity. The Company did not have held to maturity securities at December 31, 2020 and 2019, or in the three-year period ended December 31, 2020.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, if an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings and classify the security as OTTI.

The related OTTI loss on the debt security will be recognized in earnings to the extent that the loss is due to the declining credit quality of the issuer, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The Company evaluates available-for-sale securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such an evaluation. No such impairment charges were recorded in the three-year period ended December 31, 2020.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees, and an allowance for loan losses (ALL). Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The Company has six classes of loans for financial reporting purposes determined based on underlying collateral utilized to secure each loan. Risk characteristics relevant to each portfolio segment are as follows:

Commercial, industrial and agricultural: The commercial, industrial and agricultural loan portfolio segment includes loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial, industrial and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. This class also includes PPP loans originated during the year.

Multi-family and commercial real estate: Multi-family and commercial real estate loans are subject to underwriting standards and processes similar to commercial, industrial and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties comprising the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
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

The accrual of interest is discontinued when a loan becomes 90 days past due according to the contractual terms of the note unless it is well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status. When full collection of the remaining book balance is uncertain, interest payments received are applied to the principal balance outstanding. In some cases, when the remaining book balance of the loan is deemed fully collectible, payments are treated as interest income on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans can also be returned to accrual status when they become well secured and in the process of collection.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting. The acquired loans are recorded at their estimated fair values as of the acquisition date. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

An acquired loan is considered purchased credit impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will be unable to collect all contractually required payments.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Loans acquired in connection with a business combination are recorded at fair value, since any credit deterioration evident in the loans is included in the determination of the acquisition date fair values. No initial ALL is recorded for such acquired loans because all loans are recorded at fair value at merger date. Impaired purchased loans are accounted for under ASC 310-30, in which an ALL subsequent to the date of acquisition is established by re-estimating expected cash flows on these loans, with any decline in expected cash flows due to a credit triggering impairment recorded as purchased credit impairment (PCI). The amount is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan or the fair value of collateral (less estimated costs to sell) for collateral dependent loans. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in a merger and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by Reliant Bank for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We establish an ALL provision for these loans only when the calculated amount exceeds the remaining credit mark established at acquisition.

Concentrations

At December 31, 2020 and 2019, the Company had significant credit exposures to borrowers in real estate. If this industry experiences another economic slowdown and, as a result, the borrowers in this industry are unable to meet the obligations of their existing loan agreements, earnings could be negatively impacted. The Company is concentrated in the middle Tennessee regional market and the operating results are impacted by the economic conditions of that area.

Allowance for Loan Loss

The allowance for loan loss ("ALL") is an estimate of future probable credit losses. Losses on loans are charged against the ALL when management believes the remaining balance due has become uncollectible. Subsequent recoveries, if any, are credited to the ALL.

General Component: The general component of the allowance for loan losses covers loans that are collectively evaluated for impairment. Large groups of homogeneous loans are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are individually identified for impairment evaluation but are not considered impaired. The general component is based on historical loss experience adjusted for current factors such as 1) the nature and volume of the portfolio, 2) current economic conditions (national and local), 3) changes in interest rates, 4) portfolio concentrations, 5) changes in the experience, ability, and depth of the lending function, and 6) levels of and trends in charged-off loans, recoveries, past-due loans and volume and severity of classified loans.

Specific Component: The specific component relates to loans that are individually determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All classified loans and loans on nonaccrual status are individually evaluated for impairment.

If a loan is impaired, a portion of the allowance is allocated based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less costs to sell.

Mortgage Loans Held for Sale

Mortgage loans originated with the intent to sell to third party investors are classified as held for sale (LHFS). Such loans are carried at the lower of aggregate cost or market value, as determined by pricing on an individual loan basis. These loans are typically marketed to potential investors prior to closing the loan with the borrower. Net unrealized losses, if any, are recorded through a valuation allowance and charged to operations. The valuation allowance was $0 as of December 31, 2020 and 2019. The Company does not retain servicing rights to mortgage loans following sale.

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

Leases

The Company leases certain banking, mortgage and operations locations. Effective January 1, 2020, the Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, incentive liabilities, leasehold intangibles and any impairment of the right-of-use asset. In determining whether a contract contains a lease, management conducts an analysis at lease inception to ensure an asset was specifically identified and the Company has control of use of the asset. For contracts determined to be leases entered into after January 1, 2020, the Company performs additional analysis to determine whether the lease should be classified as a finance or operating lease. The Company considers a lease to be a finance lease if future minimum lease payments amount to greater than 90% of the asset's fair value or if the lease term is equal to or greater than 75% of the asset's estimated economic useful life. As of December 31, 2020, the Company did not have any leases that were determined to be finance leases. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year). Additionally, the Company has not recorded equipment leases or leases in which the Company is the lessor on the consolidated balance sheets as these are not material to the Company.

At lease inception, the Company determines the lease term by adding together the minimum lease term and all optional renewal periods that it is reasonably certain to renew. This determination is at management's full discretion and is made through consideration of the asset, market conditions, competition and entity based economic conditions, among other factors. The lease term is used in the economic life test and also to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

Operating leases are expensed on a straight-line basis over the life of the lease beginning when the lease commences. Rent expense and variable lease expense are included in occupancy expense on the Company's Consolidated statements of Operations. The Company's variable lease expense include rent escalators that are based on the Consumer Price Index or market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease.

There are no residual value guarantees or restrictions or covenants imposed by leases that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.

Restricted Equity Securities

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and the Federal Reserve system and is required to hold stock in both entities. These investments are carried at cost, classified as restricted equity securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as interest income.

Other Real Estate

Real estate acquired in the settlement of loans is initially recorded at estimated fair value, less estimated cost to sell, if less than the carrying value of the loan when acquired. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, additional losses resulting from the periodic revaluation of the property are charged to other real estate expense. Costs of operating and maintaining the properties and any gains or losses recognized on disposition are also included in other real estate expense. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties. At December 31, 2020, retired bank facilities of $1,198 were also included in other real estate.

Cash Surrender Value of Life Insurance Contracts

The Company is the owner and beneficiary of various life insurance policies on certain key employees. These policies are recorded at their cash surrender values.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from eight years to eleven years.

Off-Balance Sheet Financial Instruments
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
(Dollar amounts in thousands except per share amounts)
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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Stock-Based Compensation

Compensation cost recognized for stock options and restricted stock and restricted stock unit awards issued to employees is based on the fair value of these awards at the date of grant, reduced for forfeitures. A binomial model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Penalties and interest relating to income taxes are recognized in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal and states income tax returns for years prior to fiscal year 2018 are no longer open to examination.

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

The following is a summary of the components comprising basic and diluted earnings per common share of stock (EPS) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	2020	2019	2018
Basic EPS Computation
Net income attributable to common shareholders	$31,412	$16,196	$14,085
Weighted average common shares outstanding	15,444,504	11,212,127	11,389,122
Basic earnings per common share	$2.03	$1.44	$1.24
Diluted EPS Computation
Net income attributable to common shareholders	$31,412	$16,196	$14,085
Weighted average common shares outstanding	15,444,504	11,212,127	11,389,122
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	77,513	69,135	79,667
Adjusted weighted average common shares outstanding	15,522,017	11,281,262	11,468,789
Diluted earnings per common share	$2.02	$1.44	$1.23

Stock options for common stock totaling 55,600, 60,500 and 62,910 were not considered in computing diluted earnings per common share for 2020, 2019 and 2018, respectively, because they were antidilutive.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on AFS securities and derivatives, net of taxes. These gains and losses are recognized as a separate component of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred and totaled $988, $1,293 and $600 for the years ended December 31, 2020, 2019 and 2018, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Segment Reporting

The Company’s Mortgage division represents a distinct reportable segment which differs from the Company’s primary business of Banking. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in "Note 17 - Segment Reporting".

Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Recently Adopted Accounting Principles

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

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 was adopted on January 1, 2020 and did not have a significant impact on our consolidated financial statements.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 was adopted on January 1, 2020, and did not have a significant impact on our consolidated financial statements.

Newly Issued not yet Adopted Accounting Standards

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

NOTE 2 - SECURITIES

The amortized cost and fair value of AFS securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$47	$1	$—	$48
State and municipal	184,102	16,963	(77)	200,988
Corporate bonds	23,750	397	(34)	24,113
Mortgage-backed securities - Residential	28,084	360	(2)	28,442
Asset-backed securities	3,083	1	(22)	3,062
Total	$239,066	$17,722	$(135)	$256,653

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$59	$—	$—	$59
State and municipal	186,283	10,413	(36)	196,660
Corporate bonds	7,880	97	(132)	7,845
Mortgage-backed securities - Residential	38,126	296	(661)	37,761
Asset-backed securities	18,374	—	(406)	17,968
Total	$250,722	$10,806	$(1,235)	$260,293

There were no HTM securities as of December 31, 2020 and 2019.

The amortized cost and estimated fair value of AFS securities at December 31, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$999	$1,000
Due in one to five years	2,132	2,143	2,414	2,285
Due in five to ten years	28,737	30,072	10,301	10,834
Due after ten years	177,030	192,934	180,508	190,445
Mortgage-backed securities	28,084	28,442	38,126	37,761
Asset-backed securities	3,083	3,062	18,374	17,968
Total	$239,066	$256,653	$250,722	$260,293

 Results from sales of securities were as follows:

	Year ended December 31
	2020	2019	2018
Proceeds	$151,934	$85,895	$100,737
Gross gains	843	1,810	82
Gross losses	(1,113)	(359)	(39)

The table above does not include activity from maturities, prepayments, or calls on debt and equity securities.

Securities pledged at December 31, 2020 and 2019 had a market value of $30,491 and $46,918, respectively, and were pledged to collateralize FHLB advances, Federal Reserve advances and municipal deposits.

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The following table shows AFS securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2020 and 2019:

	Less than 12 months		12 months or more		Total
December 31, 2020	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
State and municipal	$9,475	$77	$—	$—	$9,475	$77
Corporate bonds	5,716	34	—	—	5,716	34
Mortgage-backed securities - Residential	5,024	1	92	1	5,116	2
Asset-backed securities	729	2	2,013	20	2,742	22
Total temporarily impaired	$20,944	$114	$2,105	$21	$23,049	$135
December 31, 2019
State and municipal	$1,960	$36	$—	$—	$1,960	$36
Corporate bonds	—	—	2,499	132	2,499	132
Mortgage-backed securities - Residential	16,104	286	9,081	375	25,185	661
Asset-backed securities	—	—	17,682	406	17,682	406
Total temporarily impaired	$18,064	$322	29,262	913	$47,326	$1,235

There were 22 and 47 securities in an unrealized loss position as of December 31, 2020 and 2019, respectively. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2020. There were no other-than-temporary impairments for the years ended December 31, 2020, 2019 or 2018.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSS

Loans at December 31, 2020 and 2019 were comprised as follows:

	December 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$459,739	$245,515
Real Estate
1-4 Family Residential	323,473	227,529
1-4 Family HELOC	100,525	96,228
Multi-family and Commercial	834,000	536,845
Construction, Land Development and Farmland	365,058	273,872
Consumer	213,863	16,855
Other	8,669	13,180
Gross loans	2,305,327	1,410,024
Less: Deferred loan fees	4,544	72
Less: Allowance for loan losses	20,636	12,578
Loans, net	$2,280,147	$1,397,374

The Company pledged loans to the FHLB at December 31, 2020 and 2019 of $646,498 and $429,489.

At December 31, 2020 and 2019, loans are recorded net of purchase discounts of $16,634 and $2,909, respectively.

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
(Dollar amounts in thousands except per share amounts)

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The following table provides the risk category of loans by applicable class of loans as of December 31, 2020 and 2019:

	Pass	Special Mention	Substandard	Total
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$456,170	$1,519	$1,863	$459,552
1-4 Family Residential Real Estate	320,555	5	2,165	322,725
1-4 Family HELOC	100,391	—	120	100,511
Multi-family and Commercial Real Estate	829,353	653	3,337	833,343
Construction, Land Development and Farmland	358,606	—	5,676	364,282
Consumer	211,305	7	1,346	212,658
Other	7,150	1,519	—	8,669
Total	$2,283,530	$3,703	$14,507	$2,301,740
PCI Loans
Commercial, Industrial and Agricultural	—	—	187	187
1-4 Family Residential Real Estate	105	—	643	748
1-4 Family HELOC	14	—	—	14
Multi-family and Commercial Real Estate	215	—	442	657
Construction, Land Development and Farmland	589	—	187	776
Consumer	75	—	1,130	1,205
Other	—	—	—	—
Total	$998	$—	$2,589	$3,587

December 31, 2019
Loans excluding PCI
Commercial, Industrial and Agricultural	$241,089	$2,382	$2,044	$245,515
1-4 Family Residential Real Estate	225,614	—	1,720	227,334
1-4 Family HELOC	95,678	—	550	96,228
Multi-family and Commercial Real Estate	530,840	1,519	4,271	536,630
Construction, Land Development and Farmland	271,842	—	1,217	273,059
Consumer	16,634	—	221	16,855
Other	13,180	—	—	13,180
Total	$1,394,877	$3,901	$10,023	$1,408,801

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Pass	Special Mention	Substandard	Total
PCI Loans
Commercial, Industrial and Agricultural	$—	$—	$—	$—
1-4 Family Residential Real Estate	195	—	—	195
1-4 Family HELOC	—	—	—	—
Multi-family and Commercial Real Estate	215	—	—	215
Construction, Land Development and Farmland	598	—	215	813
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,008	$—	$215	$1,223

Activity in the ALL by portfolio segment was as follows for the year ended December 31, 2020, 2019 and 2018:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at December 31, 2019	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578
Charge-offs	(521)	(86)	(98)	—	(114)	(705)	—	(1,524)
Recoveries	187	774	20	29	56	166	—	1,232
Provision	3,246	477	870	3,221	(750)	1,290	(4)	8,350
Ending balance at December 31, 2020	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636

Beginning balance at December 31, 2018	$1,751	$1,333	$656	$4,429	$2,500	$184	$39	$10,892
Charge-offs	(396)	(29)	—	—	(60)	(50)	(35)	(570)
Recoveries	393	225	12	65	—	51	299	1,045
Provision	781	(249)	(44)	791	209	(8)	(269)	1,211
Ending balance at December 31, 2019	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at December 31, 2017	$2,538	$773	$595	$3,166	$2,434	$183	$42	$9,731
Charge-offs	(381)	(36)	(6)	(76)	(215)	(26)	(47)	(787)
Recoveries	590	12	10	221	44	34	2	913
Provision	(996)	584	57	1,118	237	(7)	42	1,035
Ending balance at December 31, 2018	$1,751	$1,333	$656	$4,429	$2,500	$184	$39	$10,892

The ALL and the recorded investment in loans by portfolio segment and based on impairment method as of was as follows:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
December 31, 2020
Allowance for loan losses
Individually evaluated for impairment	$717	$18	$—	$—	$—	$13	$—	$748
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,724	2,427	1,416	8,535	1,841	915	30	19,888
Total	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Loans
Individually evaluated for impairment	$1,027	$1,829	$110	$2,504	$5,676	$1,177	$—	$12,323
Acquired with credit impairment	187	748	14	657	776	1,205	—	3,587
Collectively evaluated for impairment	458,525	320,896	100,401	830,839	358,606	211,481	8,669	2,289,417
Total	$459,739	$323,473	$100,525	$834,000	$365,058	$213,863	$8,669	$2,305,327

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
December 31 2019
Allowance for loan losses
Individually evaluated for impairment	$755	$—	$—	$—	$17	$—	$—	$772
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,774	1,280	624	5,285	2,632	177	34	11,806
Total	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578
Loans
Individually evaluated for impairment	$1,154	$1,536	$374	$3,439	$1,217	$28	$—	$7,748
Acquired with credit impairment	—	195	—	215	813	—	—	1,223
Collectively evaluated for impairment	244,361	225,798	95,854	533,191	271,842	16,827	13,180	1,401,053
Total	$245,515	$227,529	$96,228	$536,845	$273,872	$16,855	$13,180	$1,410,024

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, purchased credit impaired loans, and loans current on payments accruing interest by category at December 31, 2020 and 2019:

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual loans	Purchased Credit Impaired Loans	Total Loans
December 31, 2020
Commercial, Industrial and Agricultural	$458,759	$126	$—	$667	$187	$459,739
1-4 Family Residential Real Estate	319,068	2,071	—	1,586	748	323,473
1-4 Family HELOC	100,501	10	—	—	14	100,525
Multi-family and Commercial Real Estate	832,223	150	—	970	657	834,000
Construction, Land Development and Farmland	363,189	—	—	1,093	776	365,058
Consumer	209,574	1,413	1	1,670	1,205	213,863
Other	8,669	—	—		—	8,669
Total	$2,291,983	$3,770	$1	$5,986	$3,587	$2,305,327

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual loans	Purchased Credit Impaired Loans	Total Loans
December 31, 2019
Commercial, Industrial and Agricultural	$244,860	$83	$—	$572	$—	$245,515
1-4 Family Residential Real Estate	225,396	662	—	1,276	195	227,529
1-4 Family HELOC	95,889	—	—	339	—	96,228
Multi-family and Commercial Real Estate	535,286	—	—	1,344	215	536,845
Construction, Land Development and Farmland	272,508	255	—	296	813	273,872
Consumer	16,699	64	64	28	—	16,855
Other	13,180	—	—	—	—	13,180
Total	$1,403,818	$1,064	$64	$3,855	$1,223	$1,410,024

Approximately $2,438 and $1,117 of nonaccrual loans as of December 31, 2020 and 2019, respectively, were performing pursuant to their contractual terms at those dates.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probably, at acquisition that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	December 31, 2020	December 31, 2019
Commercial, Industrial and Agricultural	$919	$—
1-4 Family Residential Real Estate	1,004	231
1-4 Family HELOC	19	—
Multi-family and Commercial Real Estate	1,325	217
Construction, Land Development and Farmland	992	1,021
Consumer	1,924	—
Total outstanding balance	6,183	1,469
Less remaining purchase discount	2,596	246
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$3,587	$1,223

Accretable yield, or income expected to be collected on PCI loans, is as follows:

	2020	2019	2018
Balance at January 1,	$98	$110	$—
New loans purchased	870	—	260
Accretion income	(388)	(12)	(150)
Balance at December 31,	$580	$98	$110

On January 1, 2020 and April 1, 2020, the Company completed the TCB and FABK Transactions, respectively (see Note 15 for more information). As a result of the acquisition, the Company recorded loans with a fair value of $170.0 million and $625.8 million, respectfully. Of those loans, $1,688 and $4,668 were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
PCI loans purchased during the year ended December 31, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Tennessee Community Bank Holdings, Inc. acquisition on January 1, 2020	First Advantage Bank acquisition on April 1, 2020
Contractually required payments receivable of loans purchased during the year:	$2,799	$7,540
Nonaccretable difference	(980)	(2,133)
Cash flows expected to be collected at acquisition	$1,819	$5,407
Accretable yield	(131)	(739)
Fair value of acquired loans at acquisition	$1,688	$4,668

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Individually impaired loans by class of loans were as follows at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded
Commercial, Industrial and Agricultural	$1,400	$367	$—	$—	$—	$—
1-4 Family Residential Real Estate	3,034	2,473	—	1,852	1,731	—
1-4 Family HELOC	130	124	—	376	374	—
Multi-family and Commercial Real Estate	4,549	3,161	—	3,746	3,654	—
Construction, Land Development and Farmland	6,809	6,452	—	2,176	1,859	—
Consumer	3,590	2,348	—	31	28	—
Subtotal	$19,512	$14,925	$—	$8,181	$7,646	$—
With an allowance recorded
Commercial, Industrial and Agricultural	$859	$847	$717	$1,154	$1,154	$755
1-4 Family Residential Real Estate	104	104	18	—	—	—
1-4 Family HELOC	—	—	—	—	—	—
Multi-family and Commercial Real Estate	—	—	—	—	—	—
Construction, Land Development and Farmland	—	—	—	171	171	17
Consumer	34	34	13	—	—	—
Subtotal	997	985	748	1,325	1,325	772
Total	$20,509	$15,910	$748	$9,506	$8,971	$772

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The average recorded investment in impaired loans for the years ended December 31, 2020, 2019 and 2018, was as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no allowance
Commercial, Industrial and Agricultural	$357	$69	$430	$57	$1,815	$89
1-4 Family Residential Real Estate	2,599	194	1,885	91	2,436	120
1-4 Family HELOC	319	12	193	12	72	4
Multi-family and Commercial Real Estate	3,942	332	3,001	154	2,325	114
Construction, Land Development and Farmland	3,267	375	2,291	122	3,769	185
Consumer	1,330	316	18	1	62	3
Subtotal	$11,814	$1,298	$7,819	$437	$10,479	$515
With an allowance recorded
Commercial, Industrial and Agricultural	$950	$38	$1,338	$45	$518	$25
1-4 Family Residential Real Estate	21	5	—	—	32	2
1-4 Family HELOC	—	—	10	—	—	—
Multi-family and Commercial Real Estate	—	—	—	—	41	2
Construction, Land Development and Farmland	34	—	171	8	802	39
Consumer	8	2	—	—	—	—
Subtotal	$1,013	$45	$1,519	$53	$1,393	$68
Total	$12,827	$1,343	$9,338	$490	$11,872	$583

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
As of December 31, 2020 and 2019 the Company had recorded investments in TDRs of $4,236 and $2,014, respectively. The Company did not allocate a specific allowance for those loans at December 31, 2020 and 2019 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR occurring during the year ended December 31, 2020 and 2018. There were no troubled debt restructurings occurring during the year ended December 31, 2019.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
December 31, 2020
Commercial, Industrial and Agricultural	1	$150	$150
1-4 Family Residential	1	394	394
Multi-family and Commercial Real Estate	1	721	721
Total	3	$1,265	$1,265
December 31, 2018
1-4 Family Residential Estate	1	$1,254	$1,254
Multi-family and Commercial Real Estate	1	661	585
Total	2	$1,915	$1,839

Modifications made in 2020 related to a single borrower and all three loans were put on nonaccrual due to lack of payments in the third quarter of 2020. There were no subsequent defaults on loans modified in troubled debt restructurings during the years ended December 31, 2019 and 2018. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In the normal course of business, the Company will enter into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences. An analysis of the activity with respect to loans to related parties for the years ended December 31, 2020, 2019 and 2018. is as follows:

	2020	2019	2018
Balance - January 1,	$7,539	$7,394	$8,581
New loans during the year	30,737	3,281	919
Repayments during the year	(4,141)	(3,136)	(2,106)
Balance - December 31,	$34,135	$7,539	$7,394

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
During the three-year period ended December 31, 2020, none of these loans were restructured or charged off.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include interest only deferral or principal and interest deferral These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators.

The Company had applied this guidance to approve initial modifications in April and May 2020 for loans with aggregate principal balances of $530.7 million. The majority of these modifications were for a period of up to three months and contained either interest-only periods or full payment deferrals. Through December 31, 2020, further modifications were approved for $47.0 million of the loans previously modified. Modifications still in effect as of December 31, 2020 amounted to $23.0 million.

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As of December 31, 2020, the Company had 843 PPP loans outstanding amounting to $65.5 million which are included in the commercial, industrial, and agricultural segment. PPP loans do not have a corresponding allowance as they are fully guaranteed by the SBA. Fees range from 1% to 5% of the loan and are deferred and amortized over the life of the loan. As PPP loans are forgiven, any deferred loan fee or cost is recognized related to each individual loan. As of December 31, 2020 $17.8 million in PPP loans had been forgiven and $413 in fees recognized in earnings.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
NOTE 4 - PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2020 and 2019 is as follows:

	2020	2019
Land	$9,480	$6,058
Buildings	13,495	9,020
Construction in progress	35	371
Leasehold improvements	9,566	7,891
Furniture, fixtures and equipment	13,463	9,393
	46,039	32,732
Less: accumulated depreciation	(14,577)	(11,668)
	$31,462	$21,064

Depreciation expense was $2,867, $1,875 and $1,586 for the years ended December 31, 2020, 2019 and 2018.

NOTE 5 - LEASES

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

Information related to the Company's operating leases is presented below:

December 31, 2020
Operating leases right of use assets	$13,103
Operating leases liabilities	$14,231
Weighted average remaining lease term (in years)	6.33
Weighted average discount rate	4.34%

The components of lease expense included in occupancy expenses for the year ended December 31, 2020, were as follows:

Year Ended December 31, 2020
Operating lease cost	$3,137
Short-term lease cost	40
Variable lease cost	364
Total lease cost	$3,541

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.

Lease expense for the year ended December 31, 2019, prior to the adoption of ASU 2016-02, was $2,718.

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

Lease payments due on or before	December 31, 2020
December 31, 2021	$3,023
December 31, 2022	2,701
December 31, 2023	2,717
December 31, 2024	2,701
December 31, 2025	2,211
Thereafter	3,774
Total undiscounted cash flows	17,127
Discount on cash flows	(2,896)
Total lease liability	$14,231

During the third quarter of 2020, the Company entered into a five-year lease with a related party that commences January 1, 2021 and has a base annual rental of $211,000, with a 2.5% per year increase. This lease may be terminated December 31, 2021 with a 90-day notice and is included in the lease payments above.

NOTE 6 - OTHER REAL ESTATE

Other real estate activity for the years ended December 31, 2020, 2019 and 2018, was as follows:

	2020	2019	2018
Beginning balance	$750	$1,000	$—
Loans acquired in merger	208	—	1,650
Loans transferred to other real estate	197	943	1,060
Bank owned properties transferred to other real estate	2,420	—	—
Allowance to lower of cost or market	—	(98)	—
Sales of other real estate	(2,329)	(1,095)	(1,710)
End of year	$1,246	$750	$1,000

Activity in the valuation allowance for the years ended December 31, 2020, 2019 and 2018, was as follows:

	2020	2019	2018
Beginning balance	$98	$—	$—
Provisions/(recoveries) charged/(credited) to expense	—	98	—
Reductions from sales of other real estate	(98)	—	—
Direct write-downs	—	—	—
End of year	$—	$98	$—

Expenses related to foreclosed assets for the years ended December 31, 2020, 2019 and 2018, include:

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	2020	2019	2018
Net gain on sales	$(28)	$(166)	$(259)
Provision for unrealized losses	—	98	—
Operating expenses, net of rental income	28	44	50
Total	$—	$(24)	$(209)

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES

The change in goodwill during the years ended December 31, 2020 and 2019, was as follows:

	2020	2019
Beginning of year	$43,642	$43,642
Acquired goodwill	10,754	—
Impairment	—	—
End of year	$54,396	$43,642

 Amortizable intangible assets at December 31, 2020 and 2019 were as follows:

	2020	2019
Core deposit intangibles	$16,731	$10,834
Less accumulated amortization	(5,384)	(3,564)
Net core deposit intangibles	$11,347	$7,270

Amortization expense was $1,820, $949 and $949 for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future amortization expense by year as of December 31, 2020 is as follows:

2021	$1,826
2022	1,761
2023	1,610
2024	1,375
2025	1,309
Thereafter	3,466
Total	$11,347

NOTE 8 - DEPOSITS

Contractual maturities of time deposit accounts for the next five years at December 31, 2020 are as follows:

2021	$679,819
2022	78,608
2023	19,995
2024	11,774
2025	6,148
Total	$796,344

The aggregate amount of overdrafts reclassified to loans receivable was $546 and $381 at December 31, 2020 and 2019, respectively.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

The aggregate amount of time deposits with a minimum denomination greater than $250 was $233,848 and $236,750 at December 31, 2020 and 2019, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2020 and 2019 were $19,742 and $14,600, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $10,000 and $10,737 at December 31, 2020 and 2019, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity. The Company's additional borrowing capacity was $349,138 and $159,379 at December 31, 2020 and 2019, respectively. The Company paid $253 thousand in penalties from prepayment of $16.5 million in Federal Home Loan Bank advances during 2020.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	December 31, 2020		December 31, 2019
Scheduled Maturities	Amount	Weighted Average Rates	Amount	Weighted Average Rates
2020			$7,000	1.65%
2021	$10,000	0.19%	323	2.73%
2022	—	—%	557	1.22%
2023	—	—%	2,342	1.94%
2024	—	—%	515	2.49%
Thereafter	—	—%	—	—%
	$10,000	0.19%	$10,737	1.76%

NOTE 10 - SUBORDINATED DEBENTURES

In 2002, $3,000 of floating rate mandatory redeemable subordinated debentures were issued through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank ("FRB"). The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The interest rate on the subordinated debentures as of December 31, 2020 was 3.75%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital (with certain limitations applicable) for regulatory capital purposes.

In 2005, $5,000 of floating rate mandatory redeemable subordinated debentures were issued through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The subordinated debentures bear interest at a floating rate equal to the three-month London Interbank Offered Rate, ("LIBOR") plus 1.50%. The interest rate on the subordinated debentures as of December 31, 2020 was 1.72%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes.

In 2007, $15,000 of redeemable subordinated debentures were issued through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the three-month LIBOR plus 3.0%. At December 31, 2020 the interest rate was 3.22%. The Company has the right from time to

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
time, without causing an event of default, to defer payments of interest on the junior debentures for up to twenty consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet. On December 20, 2016, TRUPS acquired $10,000 in face amount of trust preferred capital securities issued by Community First Statutory Trust II. These capital securities were purchased from an unaffiliated investor and remain outstanding; however, the securities and the underlying subordinated debentures are eliminated in the Company's consolidated financial statements.

In 2019, the Company issued $60,000 of subordinated notes, which mature in 2029. The Company may, at its option, redeem the subordinated notes (i) in whole or in part, on any interest payment date on or after December 15, 2024 and (ii) in whole but not in part, at any time upon the occurrence of a Tier 2 capital event, tax event or an investment company event. The interest rate on the subordinated debentures is 5.125% until December 15, 2024, and thereafter the subordinated debentures bear interest at a floating rate equal to the three-month SOFR plus 3.765%.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital. As of December 31, 2020, the Company was current in the payment of all interest payments due on its subordinated debentures.

NOTE 11 - DERIVATIVES

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $160,000 as of December 31, 2020 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements. No gains or losses were reclassified from accumulated other comprehensive income into net income during the periods presented.

Summary information related to the interest rate swaps designated as cash flow hedges as of December 31, is as follows:

	2020	2019
Notional amounts	$160,000	$110,000
Weighted average pay rates	2.05%	2.43%
Weighted average receive rates	0.39%	2.11%
Weighted average maturity	3.10 years	3.84 years
Unrealized losses	$7,657	$2,078

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$10,000	$(690)	$10,000	$(439)
Short-term interest-bearing liabilities	150,000	(6,967)	100,000	(1,639)
Total included in other liabilities	$160,000	$(7,657)	$110,000	$(2,078)

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income, net of tax, relating to the cash flow derivative instruments years ended December 31, 2020, 2019, and 2018, respectively:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	2020	2019	2018
Interest rate swaps-subordinate debentures	$(185)	$(196)	$(129)
Interest rate swaps-interest-bearing liabilities	(3,935)	(487)	(723)
	$(4,120)	$(683)	$(852)

Fair Value Hedges
Summary information related to the fair value hedges as of December 31, is as follows:

	2020	2019
Notional amounts	$18,525	$19,605
Weighted average pay rates	3.68%	3.66%
Weighted average receive rates	1.21%	2.87%
Weighted average maturity	7.82 years	9.25 years
Unrealized losses	$1,495	$630

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to investments	$18,525	$(1,495)	$19,605	$(630)
Total included in other liabilities	$18,525	$(1,495)	$19,605	$(630)

The following table reflects the fair value hedges included in the Consolidated Statements of Operations as of December 31:

Item	Location	2020	2019	2018
Interest rate swaps - securities	Interest on investment securities, nontaxable	$(363)	$(56)	$(121)
Hedged item - securities	Interest on investment securities, nontaxable	$363	$56	$121

NOTE 12 - FAIR VALUES OF ASSETS AND LIABILITIES

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

Level 2    Inputs to the valuation methodology include:

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2020 and 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets
U. S. Treasury and other U. S. government agencies	$48	$—	$48	$—
State and municipal	200,988	—	200,988	—
Corporate bonds	24,113	—	24,113	—
Mortgage backed securities	28,442	—	28,442	—
Asset backed securities	3,062	—	3,062	—
Derivative assets	—	—	—	—

Liabilities
Derivative liabilities	$9,152	$—	$9,152	$—

December 31, 2019
Assets
U. S. Treasury and other U. S. government agencies	$59	$—	$59	$—
State and municipal	196,660	—	196,660	—
Corporate bonds	7,845	—	7,845	—
Mortgage backed securities	37,761	—	37,761	—
Asset backed securities	17,968	—	17,968	—
Time deposits	—	—	—	—
Derivative assets	688	—	688	—

Liabilities
Derivative liabilities	$3,396	$—	$3,396	$—

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of December 31, 2020 and 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets
Impaired loans	$15,162	$—	$—	$15,162
Other real estate	1,246	—	—	1,246
Other repossessions	1,424	—	—	1,424

December 31, 2019
Assets
Impaired loans	$8,199	$—	$—	$8,199
Other real estate	750	—	—	750
Other repossessions	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2020 and 2019:

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2020 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,717	$13,717	$13,717	$—	$—
Interest-bearing deposits in financial institutions	79,756	79,756	79,756	—	—
Federal funds sold	1,572	1,572	—	1,572	—
Loans, net	2,280,147	2,293,723	—	—	2,293,723
Mortgage loans held for sale	147,524	149,342	—	149,342	—
Accrued interest receivable	14,889	14,889	—	14,889	—
Restricted equity securities	16,551	16,551	—	16,551	—
Financial liabilities
Deposits	$2,579,235	$2,583,525	$—	$—	$2,583,525
Accrued interest payable	2,571	2,571	—	2,571	—
Subordinate debentures	70,446	71,750	—	—	71,750
Federal Home Loan Bank advances	10,000	10,000	—	—	10,000

Carrying amounts and estimated fair values of financial instruments, by level within the fair value hierarchy, at December 31, 2019 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$7,953	$7,953	$7,953	$—	$—
Interest-bearing deposits in financial institutions	43,644	43,644	43,644	—	—
Federal funds sold	52	52	—	52	—
Loans, net	1,397,374	1,383,719	—	—	1,383,719
Mortgage loans held for sale	37,476	38,379	—	38,379	—
Accrued interest receivable	7,188	7,188	—	7,188	—
Restricted equity securities	11,279	11,279	—	11,279	—
Financial liabilities
Deposits	$1,584,453	$1,582,781	$—	$—	$1,582,781
Accrued interest payable	2,022	2,022	—	2,022	—
Subordinate debentures	70,883	71,454	—	—	71,454
Federal Home Loan Bank advances	10,737	10,755	—	—	10,755

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

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

NOTE 13 - INCOME TAXES

The income tax expense consists of the following for the years ended December 31:

	2020	2019	2018
Income tax expense
Current	$4,875	$1,731	$992
Deferred	2,060	398	380
Total provision for income tax expense	$6,935	$2,129	$1,372

A reconciliation of the income tax expense for the years ended December 31, 2020, 2019 and 2018 from the "expected" tax expense computed by applying the statutory federal income tax rate of 21 percent to Income before income taxes is as follows:

	2020		2019		2018
Computed "expected" tax expense	$7,882	21%	$2,660	21%	$2,495	21%

State income tax, net of federal tax effect	1,770	5%	637	5%	551	5%
Tax-exempt interest income, net of disallowed interest	(1,172)	(3)%	(1,373)	(11)%	(1,132)	(10)%
Stock compensation	119	—%	(14)	—%	(69)	(1)%
Cash surrender value of life insurance contracts	(579)	(2)%	(235)	(2)%	(249)	(2)%
Nondeductible merger expenses	48	—%	155	1%	47	—%
Federal and state tax credits	(1,393)	(4)%	(999)	(8)%	(1,102)	(9)%
Subsidiary disregarded for federal taxes	63	—%	1,189	9%	763	6%
Others as a group	196	1%	109	1%	68	1%
Total income tax expense	$6,935	18%	$2,129	16%	$1,372	11%

The Company files a separate Federal tax return for the operations of the mortgage banking and banking operations. The taxable income or losses of the mortgage banking operations are included in the respective returns of the Company and non-controlling members for Federal purposes.

The Company's income tax filings from the years ending December 31, 2017 to present remain open to examinations by tax jurisdictions.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Significant components of deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Organizational and start-up costs	$8	$38
Acquisition fair value adjustments	4,023	414
Allowance for loan losses	4,469	2,993
Other Real estate	56	26
Unrealized loss on derivatives	2,392	708
Nonaccrual loans	388	271
Acquired net operating losses	2,462	2,711
Acquired tax credits net of tax basis adjustments	660	1,005
Deferred Compensation	493	310
Loan fees (costs)	1,188	—
Other	760	482
Total deferred tax assets	$16,899	$8,958

Deferred tax liabilities:
Core deposit intangible	$2,900	$1,817
Loan fees (costs)	—	19
Premises and equipment	1,432	627
Unrealized (gain) loss on available for sale securities	4,597	2,501
FHLB stock dividends	736	61
Other	113	—
Total deferred tax liabilities	$9,778	$5,025
Net deferred tax asset (liability)	$7,121	$3,933

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that as of December 31, 2020, it was more likely than not that all deferred tax assets would be realized.

At December 31, 2020, related to the merger with Community First, Inc., the Company had $11,696 of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382. The carryovers begin to expire in 2031 and are expected to be fully realized.

The Company had no unrecognized tax benefits at December 31, 2020, 2019 and 2018.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has federal funds lines at other financial institutions with availability totaling $98,200 and $88,200 at December 31, 2020, and 2019, respectively. At December 31, 2020 and 2019, the Company did not have outstanding balances for these federal funds lines. The Company also has an unsecured line of credit at CDC Deposits Network with availability of $20,000. The Company did not have a balance outstanding related to this line at December 31, 2020 or 2019. The Company also may access borrowings utilizing the Federal Reserve bank discount window of $5,927 and $5,780 at 2020 and 2019, respectively. There were no funds advanced from the discount window at December 31, 2020 or 2019.

At December 31, 2020 and 2019, the Company has $299,754 and $285,654 in standby letters of credit with the Federal Home Loan Bank pledged to secure municipal deposits.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
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

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments were as follows:

	December 31, 2020	December 31, 2019
Unused lines of credit	$559,874	$335,755
Standby letters of credit	22,045	17,132
Total commitments	$581,919	$352,887

At December 31, 2020, the Company has employment agreements with certain executive officers. Upon the occurrence of an “Event of Termination” as defined by the agreements, the Company has an obligation to pay each of the executive officers as defined in the agreements.

Reliant Bancorp or one or more of its subsidiaries are from time to time parties to ordinary routine legal proceedings in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters. As of the date hereof, to the knowledge of our management, there are currently no material pending legal proceedings to which Reliant Bancorp or any of its subsidiaries is a party or of which any of the property of Reliant Bancorp or any of its subsidiaries is the subject.

NOTE 15 - BUSINESS COMBINATIONS

Community First, Inc.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

Allocation of Purchase Price

Total consideration above	$61,983

Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	33,128
Time deposits in other financial institutions	23,309
Investment securities available for sale	69,078
Loans, net of unearned income	313,040
Mortgage loans held for sale, net	910
Accrued interest receivable	1,165
Premises and equipment	9,585
Restricted equity securities	1,726
Cash surrender value of life insurance contracts	10,664
Other real estate owned	1,650
Deferred tax asset, net	4,885
Core deposit intangible	7,888
Other assets	1,795
Deposits—noninterest-bearing	(80,395)
Deposits—interest-bearing	(352,100)
Other borrowings	(11,522)
Payables and other liabilities	(5,061)
Total fair value of net assets acquired	29,745
Goodwill	$32,238

During 2018, as part of the system integration of Community First, Inc., the Company determined minor adjustments were appropriate to reduce other assets by $93 and increase payables and other liabilities by $85 effective as of the acquisition date.

Tennessee Community Bank Holdings, Inc.

Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among Reliant Bancorp, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly-owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the TCB Holdings Agreement, TCB Holdings merged with and into Reliant Bancorp (the “TCB Holdings Transaction”), with Reliant Bancorp as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Reliant Bancorp’s common stock, par value $1.00 per share (“Reliant Bancorp Common Stock”). The aggregate consideration payable by Reliant Bancorp in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction was 811,210 shares of Reliant Bancorp Common Stock and approximately $18,073 in cash. Reliant Bancorp did not issue fractional shares of Reliant Bancorp Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $430. All shares of Reliant Bancorp’s common stock outstanding immediately prior to the TCB Holdings Transaction were unaffected by the TCB Holdings Transaction.

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

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

Allocation of Purchase Price
Total consideration above	$36,547
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,026
Investment securities available for sale	56,336
Loans, net of unearned income	171,445
Accrued interest receivable	948
Premises and equipment	5,221
Cash surrender value of life insurance contracts	5,629
Restricted equity securities	909
Core deposit intangible	3,617
Other assets	833
Deposits	(210,538)
Deferred tax liability	(157)
Borrowings	(58)
FHLB advances	(13,102)
Other liabilities	(4,337)
Total fair value of net assets acquired	27,772
Goodwill	$8,775

CBT was a Tennessee-based full-service community bank with operations in Ashland City, Kingston Springs, Pegram, Pleasant View, and Springfield, Tennessee. These communities lie on the northwest perimeter of Nashville, Tennessee.

During 2020, the Company determined minor adjustments were appropriate to decrease premises and equipment by $1,219, decrease deferred tax liabilities by $168, and increase payables and other liabilities by $643 effective as of the acquisition date. These adjustments result in an increase to goodwill of $1,694.

First Advantage Bancorp

Effective April 1, 2020, Reliant Bancorp completed the acquisition of FABK pursuant to the Agreement and Plan of Merger, dated October 22, 2019 (the “FABK Agreement”), by and among Reliant Bancorp, FABK, and PG Merger Sub, Inc., a Tennessee corporation and wholly-owned subsidiary of Reliant Bancorp ("Merger Sub"). On the terms and subject to the conditions set forth in the FABK Agreement, Merger Sub merged with and into FABK (the "FABK Transaction"), with FABK as the surviving corporation, followed immediately by the merger of FABK with and into Reliant Bancorp, with Reliant Bancorp as the surviving corporation. Immediately following the merger of FABK into Reliant Bancorp, First Advantage Bank, a Tennessee-chartered commercial bank and wholly-owned subsidiary of FABK ("FAB"), merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the FABK Agreement, at the effective time of the FABK Transaction, each outstanding share of FABK common stock, par value $0.01 per share (the “FABK Common Stock”), other than certain excluded shares, was converted into the right to receive (i) 1.17 shares of Reliant Bancorp Common Stock and (ii) $3.00 in cash, without interest. In lieu of the issuance of fractional shares of Reliant Bancorp Common Stock, Reliant Bancorp agreed to pay cash in lieu of fractional shares based on the volume-weighted average closing price per share of Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including March 30, 2020 (calculated as $11.74). Based on the April 1, 2020 opening price for Reliant Bancorp Common Stock of $11.27 per share and 3,935,165 shares of FABK Common Stock outstanding on April 1, 2020, the consideration for the FABK Transaction was approximately $64,094, in the aggregate, or $16.28 per share of FABK Common Stock.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The following table details the financial impact of the FABK Transaction, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Calculation of Purchase Price
Shares of First Advantage Bancorp common stock outstanding as of April 1, 2020	3,935,165
Conversion of restricted stock units to shares of common stock of First Advantage Bancorp as of April 1, 2020	2,000
Total First Advantage Bancorp common stock outstanding as of April 1, 2020	3,937,165
Exchange ratio for Reliant Bancorp, Inc. common stock	1.17
Reliant Bancorp, Inc. common stock shares issued	4,606,483
Remove fractional shares	(64)
Reliant Bancorp, Inc. common stock shares issued	4,606,419
Reliant Bancorp, Inc. share price at April 1, 2020	$11.27
Estimated value of Reliant Bancorp, Inc. shares issued	51,914
Cash settlement for Reliant Bancorp, Inc. fractional shares ($11.74 per pro rata fractional share)	1
Cash settlement for First Advantage Bancorp common stock ($3.00 per share)	11,805
Cash settlement for First Advantage Bancorp restricted stock units ($3.00 per share)	6
Cash settlement for First Advantage Bancorp's 34,800 outstanding stock options ($30.00 settlement price less weighted average exercise price of $19.44)	368
Estimated fair value of First Advantage Bancorp	$64,094

Allocation of Purchase Price
Total consideration above	$64,094
Fair value of assets acquired and liabilities assumed
Cash and cash equivalents	11,159
Investment securities available for sale	35,970
Loans, net of unearned income	622,423
Mortgage loans held for sale, net	5,878
Premises and equipment	7,757
Deferred tax asset	4,937
Cash surrender value of life insurance contracts	14,776
Other real estate and repossessed assets	1,259
Core deposit intangible	2,280
Operating lease right-of-use assets	5,846
Other assets	11,624
Deposits	(608,690)
Borrowings	(35,962)
Operating lease liabilities	(6,536)
Other liabilities	(10,606)
Total fair value of net assets acquired	62,115
Goodwill	$1,979

FAB was a Tennessee-based full-service community bank headquartered in Clarksville, Tennessee. FAB operated branch offices in Montgomery, Davidson and Williamson counties, Tennessee and operated a loan production office in Knoxville, Tennessee primarily originating manufactured housing loans.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
During 2020, the Company determined minor adjustments in fair value were appropriate to reduce premises and equipment by $202, to reduce deferred tax assets by $1,854, and increase other assets by $405 effective as of the acquisition date. The adjustments result in an increase in goodwill of $1,651.

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the twelve months ended months ended December 31, 2020 and 2019 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2019. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first twelve months ended months of 2019 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2019. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Twelve Months Ended
	December 31,
	2020	2019
Revenue(1)	$149,652	$117,496
Net interest income	$120,769	$100,070
Net income attributable to common shareholders	$34,126	$33,719
(1) Net interest income plus noninterest income

NOTE 16 - MORTGAGE OPERATIONS

Reliant Mortgage Ventures, LLC ("RMV") was organized on November 15, 2011 as a joint venture between VHC Fund 1, LLC (VHC) and Legacy Reliant Bank to offer mortgage banking services within the Legacy Reliant Bank's market footprint. The Bank controls 51% of RMV's governance rights and 30% of RMV's income rights.

VHC Fund 1, LLC was controlled by an immediate family member of a previous member of the Company’s board of directors through March 2019. Under the related operating agreement, the non-controlling member receives 70% of the profits of RMV, and the Company receives 30% of the profits once the non-controlling member recovers its cumulative losses. The noncontrolling member is responsible for 100% of the mortgage venture’s operational and credit losses. The income and loss is included in the consolidated results of operations. The portion of the income and loss attributable to the non-controlling member (100% for 2020, 2019, and 2018) are included in non-controlling interest in net loss of subsidiary on the accompanying consolidated statements of operations. At December 31, 2020 and 2019, RMV had a receivable balance from the Company of $404 and payable to the Company of $1,484, respectively.

Direct costs incurred by the Company attributable to the mortgage operations are allocated to RMV as well as rent, personnel and core processing. As of December 31, 2020, the cumulative losses to date of RMV totaled $13,655. RMV will have to generate net income of this amount before the Company will participate in future earnings.

NOTE 17 - SEGMENT REPORTING
The Company has two reportable business segments: commercial banking and residential mortgage banking. Segment information is derived from the internal reporting system utilized by management. Revenues and expenses for segments reflect

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
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

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	December 31, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$105,628	$2,418	$—	$108,046
Provision for loan losses	8,350	—	—	8,350
Noninterest income	9,320	12,293	(54)	21,559
Noninterest expense (excluding merger expense)	61,339	14,973	—	76,312
Merger expense	6,895	—	—	6,895
Income tax expense (benefit)	6,952	(17)	—	6,935
Net income (loss)	31,412	(245)	(54)	31,113
Noncontrolling interest in net loss of subsidiary	—	245	54	299
Net income attributable to common shareholders	$31,412	$—	$—	$31,412

	December 31, 2019
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$55,252	$553	$—	$55,805
Provision for loan losses	1,211	—	—	1,211
Noninterest income	7,059	5,086	(181)	11,964
Noninterest expense (excluding merger expense)	40,779	11,510	—	52,289
Merger expense	1,603	—	—	1,603
Income tax expense (benefit)	2,522	(393)	—	2,129
Net income	16,196	(5,478)	(181)	10,537
Noncontrolling interest in net income of subsidiary	—	5,478	181	5,659
Net income attributable to common shareholders	$16,196	$—	$—	$16,196

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	December 31, 2018
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$52,990	$821	$—	$53,811
Provision for loan losses	1,035	—	—	1,035
Noninterest income	5,250	4,595	(181)	9,664
Noninterest expense (excluding merger expense)	38,738	9,049	—	47,787
Merger expense	2,774	—	—	2,774
Income tax expense (benefit)	1,608	(236)	—	1,372
Net income	14,085	(3,397)	(181)	10,507
Noncontrolling interest in net income of subsidiary	—	3,397	181	3,578
Net income attributable to common shareholders	$14,085	$—	$—	$14,085

NOTE 18 - CAPITAL

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2020 and 2019 the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Actual and required capital amounts and ratios are presented below as of December 31, 2020 and 2019.

	Actual Regulatory Capital		Minimal Capital Adequacy		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Company
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$117,747	4.000%	$147,184	5.00%
Common equity Tier 1	250,513	10.22%	110,304	4.50%	171,584	7.000%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	147,074	6.00%	208,355	8.500%	196,099	8.00%
Total risk-based capital	342,246	13.96%	196,130	8.00%	257,420	10.500%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$117,907	4.000%	$147,384	5.00%
Common equity Tier 1	313,633	12.83%	110,004	4.50%	171,117	7.000%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	146,672	6.00%	207,785	8.500%	195,562	8.00%
Total risk-based capital	334,919	13.71%	195,430	8.00%	256,503	10.500%	244,288	10.00%

December 31, 2019
Company
Tier I leverage	$176,748	9.74%	N/A	—%	$72,586	4.000%	$90,733	5.00%
Common equity Tier 1	165,063	10.55%	N/A	—%	109,520	7.000%	101,698	6.50%
Tier I risk-based capital	176,748	11.30%	N/A	—%	132,952	8.500%	125,131	8.00%
Total risk-based capital	249,751	15.97%	N/A	—%	164,207	10.500%	156,388	10.00%
Bank
Tier I leverage	$186,734	10.30%	N/A	—%	$72,518	4.000%	$90,648	5.00%
Common equity Tier 1	186,734	11.95%	N/A	—%	109,384	7.000%	101,571	6.50%
Tier I risk-based capital	186,734	11.95%	N/A	—%	132,823	8.500%	125,010	8.00%
Total risk-based capital	199,737	12.79%	N/A	—%	163,975	10.500%	156,167	10.00%

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

On December 4, 2018, the Company authorized a stock repurchase plan pursuant to which the Company could purchase up to $12 million of shares of the Company’s outstanding common stock, par value $1.00 per share. The plan ran through December 31, 2019. Stock repurchases under the plan could be made from time to time in the open market or privately negotiated transactions, or otherwise, at the discretion of management of the Company and in accordance with applicable legal requirements. The timing and amount of share repurchases under the plan depended on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements. In 2019, the Company repurchased $8,291 of Company shares. The stock repurchase plan did not obligate the Company to repurchase any dollar amount or number of shares, and the plan could be extended, modified, amended, suspended, or discontinued at any time.

On March 10, 2020, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $15 million of shares of the Company’s outstanding common stock, par value $1.00

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
per share. As of December 31, 2020, Reliant Bancorp had not repurchased any shares of Reliant Bancorp common stock under the Repurchase Plan. On April 27, 2020, we announced that our board of directors suspended the Repurchase Plan to preserve our financial strength during this challenging economic environment. The Plan expired on December 31, 2020.

NOTE 19 - STOCK-BASED COMPENSATION

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

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other noninterest expense for directors, in the consolidated statement of income as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Stock-based compensation expense before income taxes	$1,578	$1,222	$923
Less: deferred tax benefit	(412)	(319)	(241)
Reduction of net income	$1,166	$903	$682

Common Stock Options
A summary of the activity in the stock option plan for the periods ended December 31, 2020, 2019 and 2018, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	170,761	$14.48	5.73 years	$1,905
Granted	25,500	28.00
Exercised	(30,001)	13.27
Forfeited or expired	(7,000)	18.20
Outstanding at December 31, 2018	159,260	16.72	6.04 years	1,146
Exercisable at December 31, 2018	88,060	13.45	4.32 years	847
Vested and anticipated vesting shares as of December 31, 2018	157,124	16.67	6.01 years	1,002
Granted	27,500	23.28
Exercised	(34,714)	12.79

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Forfeited or expired	(2,753)	19.35
Outstanding at December 31, 2019	149,293	18.81	6.68 years	700
Exercisable at December 31, 2019	74,693	15.31	5.18 years	553
Vested and anticipated vesting shares as of December 31, 2019	149,293	18.76	6.64 years	891
Granted	—	—
Exercised	(10,865)	12.20
Forfeited or expired	(21,807)	21.26
Outstanding at December 31, 2020	116,621	18.97	5.87 years	304
Exercisable at December 31, 2020	78,921	16.66	5.02 years	290

Information related to the stock option plan during each year follows and assumes a 3% forfeiture rate:

	2020	2019	2018
Intrinsic value of options exercised	$51	$320	$344
Cash received from option exercises	142	439	398
Tax benefit realized from option exercises	15	13	88
Weighted average fair value of options granted	—	6.97	7.10

As of December 31, 2020, there was $204 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.87 years. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $114, $96, and $61, respectively.

The fair value of options granted during 2019 and 2018 was determined using the following assumptions as of the grant date, resulting in an estimated fair value per option of $6.97 and $6.89, respectively. No options were granted in 2020.

	2019			2018
Risk-free interest rate	2.08%	—	2.39%	2.95%
Expected term (in years)	6.5 years			6.5 years
Expected stock price volatility	31.10%	—	32.80%	23.50%
Dividend yield	1.55%	—	1.59%	1.14%

Equity Incentive Plan
On June 18, 2015, the shareholders of Commerce Union approved the Commerce Union Bancshares, Inc. 2015 Equity Incentive Plan, which provides for the issuance of up to 900,000 shares of common stock in the form of stock options, restricted stock grants or grants for performance-based compensation units.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
The following table shows the activity related to non-vested restricted stock and restricted stock units for the years ended December 2020, 2019 and 2018:

	Restricted Stock Units		Restricted Stock
	Units	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	—	—	82,499	20.03
Granted	—	—	51,710	27.55
Vested	—	—	(21,999)	15.95
Forfeited	—	—	(1,550)	25.17
Outstanding at December 31, 2018	—	—	110,660	24.28
Granted	47,750	23.30	9,500	22.01
Vested	—	—	(21,450)	19.31
Forfeited	—	—	(7,750)	23.25
Outstanding at December 31, 2019	47,750	$23.30	90,960	$25.31
Granted	102,400	14.55	—	—
Vested	(15,500)	21.66	(50,050)	24.08
Forfeited	(2,000)	10.25	—	—
Outstanding at December 31, 2020	132,650	$16.93	40,910	$26.82

The shares vest over periods ranging from one month to three years. As of December 31, 2020, there was $1,559 and $220 of unrecognized compensation cost related to non-vested restricted share units and awards, respectively. The cost is expected to be charged over a weighted-average period of 2.11 years for the restricted stock units and 0.74 years for the restricted stock share awards. In 2020, 2019 and 2018, the fair value of share awards vested totaled $1,032, $605 and $439.
NOTE 20 - BENEFIT PLANS

401(k) Plan
The Company has a 401(k) benefit plan that allows employee contributions up to 100% of their compensation, subject to regulatory limitations. The Company matches 100% of the first 6% contributed by the employee. The Company recognized an expense for the years ended December 31, 2020, 2019 and 2018 of $1,496, $1,033, and $805, respectively.

Employee Stock Purchase Plan
In 2018, the Company adopted an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 85% of the lesser of the closing price of the common stock on the first trading date of the relevant offering period or the last trading day of the relevant offering period. The maximum number of shares issuable is 200,000 shares and a participant may not purchase more than 2,500 shares during any offering period (and, in any event, no more than $25 worth of common stock in any calendar year). For the year ended December 31, 2020, 21,962 shares were issued related to the ESPP. In 2019, there were 8,512 shares of common stock issued under the ESPP. As of December 31, 2020, there were 169,526 shares available for issuance under the ESPP.

NOTE 21 - CONTRACT REVENUE

The Company does not consider revenue from its contracts subject to ASC 606 to be significant due to the scope exceptions of the standard.

The revenue of the Company from contracts with customers that is within the scope of ASC 606 is presented in noninterest income and includes the following:

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)
Credit card interchange fees arise from card holder transactions and are a percentage of each transaction. These fees are earned and recognized concurrently with the transaction processing. During the years ending December 31, 2020, 2019 and 2018, the Company recognized credit card interchange fees of $212, $136, and $65, respectively.

Investment brokerage fees arise from a contract with an independent third-party service provider. The Company receives monthly commissions from the third party service provider based on mutual customer activity. The Company is only in the role of an agent in arranging the relationship between the mutual customer and the third- party service provider. During the years ending December 31, 2020, 2019 and 2018, the Company recognized investment brokerage fees of $194, $49, and $99, respectively.

NOTE 22 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED BALANCE SHEET
DECEMBER 31,
	2020	2019
ASSETS
Cash and cash equivalents	$2,092	$46,997
Investment in subsidiaries	396,314	255,049
Other assets	6,464	2,851
Total assets	$404,870	$304,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividend payable	$—	$76
Accrued expenses and other liabilities	2,971	735
Subordinate debentures	79,926	80,333
Shareholders' equity	321,973	223,753
Total liabilities and shareholders' equity	$404,870	$304,897

The following tables present parent company condensed financial statements for Reliant Bancorp, Inc.:

CONDENSED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31,
	2020	2019	2018
Dividends from subsidiaries	$4,000	$6,800	$7,521
Interest expense	4,363	1,520	1,277
Other expense	10,377	3,619	4,775
Income before income tax and undistributed income from subsidiaries	(10,740)	1,661	1,469
Income tax (benefit) expense	(3,656)	(1,123)	(1,537)
Equity in undistributed income from subsidiaries	38,496	13,412	11,079
Net income attributable to common shareholders	$31,412	$16,196	$14,085

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,
	2020	2019	2018
Cash flows from operating activities
Net income attributable to common shareholders	$31,412	$16,196	$14,085
Adjustments:
Equity in undistributed income from subsidiaries	(38,496)	(13,412)	(11,079)
Accretion related to subordinated debentures net of issuance cost amortization	259	113	969
Change in other assets	(3,287)	596	(1,333)
Change in other liabilities	2,184	130	(230)
Net cash from operating activities	(7,928)	3,623	2,412

Cash flows from investing activities
Cash (used in) received from acquisitions, net	(30,664)	(6,017)	—
Cash contributed to Risk subsidiary	(325)	—	—
Net cash used in investing activities	(30,989)	(6,017)	—

Cash flows from financing activities
Issuance of subordinated debentures, net of issuance costs	—	59,198	—
Dividends paid	(6,227)	(4,013)	(3,451)
Exercise of common stock options and warrants, net of repurchase of restricted shares	239	(7,779)	1,315
Net cash from (used in) financing activities	(5,988)	47,406	(2,136)

Net change in cash and cash equivalents	(44,905)	45,012	276
Beginning cash and cash equivalents	46,997	1,985	1,709
Ending cash and cash equivalents	$2,092	$46,997	$1,985

NOTE 23 - SUBSEQUENT EVENTS

On January 25, 2021, the Company declared a quarterly cash dividend of $0.12 per share payable on February 19, 2021 to shareholders of record as of the close of business on February 8, 2021.

Effective January 26, 2021, the Company authorized a stock repurchase plan for the Company to reacquire up to $10,000 of the Company's outstanding common stock. The repurchase plan is anticipated to remain effective until December 31, 2021, unless the authorized amount of share repurchase is reached at an earlier date. The Company may extend, modify, amend, suspend, or discontinue the plan at any time.