Form 10-Q
period 2021-03-31
Reliant Bancorp, Inc.
filed 2021-05-06
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 4, 2021 was 16,406,720 excluding 248,398 unexchanged shares in connection with acquisitions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of Reliant Bancorp, Inc. (“Reliant Bancorp”) to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others:

(1) the effects of the coronavirus (COVID-19) pandemic, including (i) the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business, results of operations, and financial condition and that of our customers, (ii) actions taken by governments, businesses and individuals in response to the coronavirus (COVID-19) pandemic, (iii) the pace of recovery when the coronavirus (COVID-19) pandemic subsides, and (iv) the speed with which coronavirus (COVID-19) vaccines can be widely distributed, those vaccines’ efficacy against the virus and public acceptance of the vaccines;
(2) the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
(3) increased levels of other real estate, primarily as a result of foreclosures;
(4) the impact of liquidity needs on our results of operations and financial condition;
(5) competition from financial institutions and other financial service providers;
(6) the effect of interest rate increases on the cost of deposits;
(7) unanticipated weakness in loan demand or loan pricing;
(8) greater than anticipated adverse conditions in the national economy or local economies in which we operate, including in Middle Tennessee;
(9) lack of strategic growth opportunities or our failure to execute on available opportunities;
(10) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
(11) economic crises and associated credit issues in industries most impacted by the coronavirus (COVID-19) pandemic, including the hotel and retail sectors;
(12) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
(13) our ability to effectively manage problem credits;
(14) our ability to successfully implement efficiency initiatives on time and with the results projected;
(15) our ability to successfully develop and market new products and technology;
(16) the impact of negative developments in the financial industry and United States and global capital and credit markets;
(17) our ability to retain the services of key personnel;
(18) our ability to adapt to technological changes;
(19) risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage;
(20) the vulnerability of Reliant Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom Reliant Bancorp or Reliant Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
(21) changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
(22) adverse impacts (including costs, fines, reputational harm, or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions;
(23) the risk of successful integration of the businesses Reliant Bancorp has recently acquired; and
(24) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

You should also consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in forward-looking statements and could materially and adversely affect our business, operating results, and financial condition. Additional factors which could affect the forward-looking statements can be found in Reliant Bancorp’s quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov. You should understand that it is not possible to predict or identify all such factors, many of which are beyond our ability to control or predict. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or otherwise listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements (Unaudited)
RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$13,105	$13,717
Interest-bearing deposits in financial institutions	104,620	79,756
Federal funds sold	186	1,572
Total cash and cash equivalents	117,911	95,045
Securities available for sale	267,191	256,653
Loans	2,277,714	2,300,783
Less: allowance for loan losses	(20,785)	(20,636)
Loans, net	2,256,929	2,280,147
Mortgage loans held for sale, net	166,599	147,524
Accrued interest receivable	14,568	14,889
Premises and equipment, net	30,879	31,462
Operating leases right of use assets	13,372	13,103
Restricted equity securities, at cost	16,146	16,551
Other real estate, net	1,198	1,246
Cash surrender value of life insurance contracts	78,423	77,988
Deferred tax assets, net	7,453	7,121
Goodwill	54,396	54,396
Core deposit intangibles	10,891	11,347
Other assets	21,110	19,063
TOTAL ASSETS	$3,057,066	$3,026,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$578,764	$575,289
Interest-bearing demand	397,047	350,392
Savings and money market deposit accounts	950,630	857,210
Time	686,469	796,344
Total deposits	2,612,910	2,579,235
Accrued interest payable	3,087	2,571
Subordinated debentures	70,719	70,446
Federal Home Loan Bank advances	—	10,000
Operating leases liabilities	14,552	14,231
Other liabilities	24,099	28,079
TOTAL LIABILITIES	2,725,367	2,704,562
Preferred stock, $1 par value; 10,000,000 shares authorized, — shares issued to date	—	—
Common stock, $1 par value; 30,000,000 shares authorized; 16,654,415 and 16,654,409 shares issued and outstanding at March 31, 2021, and December 31, 2020, respectively	16,654	16,654
Additional paid-in capital	233,667	233,331
Retained earnings	75,891	65,757
Accumulated other comprehensive income	5,487	6,231
TOTAL SHAREHOLDERS’ EQUITY	331,699	321,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,057,066	$3,026,535
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) - UNAUDITED
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$30,989	$20,645
Interest and fees on loans held for sale	1,331	560
Interest on investment securities, taxable	610	451
Interest on investment securities, nontaxable	1,225	1,371
Federal funds sold and other	227	279
TOTAL INTEREST INCOME	34,382	23,306
INTEREST EXPENSE
Deposits
Demand	272	100
Savings and money market deposit accounts	839	1,030
Time	2,288	3,707
Federal Home Loan Bank advances and other	4	361
Subordinated debentures	953	993
TOTAL INTEREST EXPENSE	4,356	6,191
NET INTEREST INCOME	30,026	17,115
PROVISION FOR LOAN LOSSES	—	2,900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,026	14,215
NONINTEREST INCOME
Service charges on deposit accounts	1,561	1,208
Gains on mortgage loans sold, net	4,928	1,573
Gain on securities transactions, net	129	—
Other noninterest income	719	501
TOTAL NONINTEREST INCOME	7,337	3,282
NONINTEREST EXPENSE
Salaries and employee benefits	13,352	9,237
Occupancy	2,008	1,486
Data processing and software	2,229	1,819
Professional fees	1,243	478
Regulatory Fees	361	454
Merger expenses	—	4,186
Other operating expense	2,471	1,938
TOTAL NONINTEREST EXPENSE	21,664	19,598
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	15,699	(2,101)
INCOME TAX EXPENSE (BENEFIT)	2,980	(910)
CONSOLIDATED NET INCOME (LOSS)	12,719	(1,191)
NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(570)	976
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,149	$(215)
Basic net income (loss) attributable to common shareholders, per share	$0.73	$(0.02)
Diluted net income (loss) attributable to common shareholders, per share	$0.73	$(0.02)
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss)	$12,719	$(1,191)
Other comprehensive (loss) income:
Unrealized gains (losses) on securities available for sale:
Unrealized holdings (losses) arising during the period	(2,357)	(2,368)
Reclassification adjustment for (gains) losses included in net income (loss)	(129)	—
Tax effect	650	619
Net of tax	(1,836)	(1,749)
Unrealized gains (losses) on cash flow hedges
Unrealized holdings gains (losses) arising during the period	1,478	(5,869)
Reclassification adjustment for (gains) losses included in net income	—	—
Tax effect	(386)	1,534
Net of tax	1,092	(4,335)
Other comprehensive (loss)	(744)	(6,084)
Comprehensive income (loss)	$11,975	$(7,275)
Comprehensive (income) loss attributable to noncontrolling interest	(570)	976
Comprehensive income (loss) attributable to the controlling interest	$11,405	$(6,299)

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2021	16,654,409	16,654	233,331	65,757	6,231	—	321,973
Stock based compensation expense	—	—	339	—	—	—	339
Exercise of stock options	600	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(594)	(1)	(10)	—	—	—	(11)
Noncontrolling interest contributions	—	—	—	—	—	(570)	(570)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	12,149	—	570	12,719
Other comprehensive loss	—	—	—		(744)	—	(744)
BALANCE - MARCH 31, 2021	16,654,415	$16,654	$233,667	$75,891	$5,487	$—	$331,699

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2020	11,206,254	11,206	167,006	40,472	5,069	—	223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended March 31,
OPERATING ACTIVITIES	2021	2020
Consolidated net income (loss)	$12,719	$(1,191)
Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities
Provision for loan losses	—	2,900
Deferred income taxes	(68)	264
Gain on disposal of premises and equipment	(3)	(9)
Depreciation of premises and equipment	741	564
Net amortization of securities	415	202
Net realized gains on sales of securities	(129)	—
Gains on mortgage loans sold, net	(4,928)	(1,573)
Stock-based compensation expense	339	349
Gain on other real estate	(14)	(14)
Earnings on bank-owned life insurance	(435)	(295)
Mortgage loans originated for resale	(311,296)	(89,076)
Proceeds from sale of mortgage loans	297,149	57,773
Right of use asset amortization	667	536
Other accretion, net of other amortization	(1,080)	(175)
Change in
Accrued interest receivable	321	514
Other assets	(2,074)	(12,708)
Accrued interest payable	516	1,455
Other liabilities	(2,593)	(5,609)
TOTAL ADJUSTMENTS	(22,472)	(44,902)
NET CASH USED IN OPERATING ACTIVITIES	(9,753)	(46,093)
INVESTING ACTIVITIES
Cash (used in) received from acquisitions, net	—	(7,480)
Activities in available for sale securities
Purchases	(17,199)	—
Sales	1,795	56,336
Maturities, prepayments and calls	1,570	1,836
Redemptions (purchases) of restricted equity securities	405	(2,217)
Net change in loans	25,017	(37,883)
Purchase of premises and equipment	(217)	(457)
Proceeds from sale of premises and equipment	62	75
Proceeds from sale of other real estate	62	764
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,495	10,974
FINANCING ACTIVITIES
Net change in deposits	33,712	(72,023)
Proceeds from Federal Home Loan Bank advances	162,962	219,000
Payments on Federal Home Loan Bank advances	(172,962)	(115,179)
Issuance of ESPP shares and exercise of common stock options and warrants, net of repurchase of restricted shares	(3)	(65)
Noncontrolling interest contributions	(570)	976
Cash dividends paid on common stock	(2,015)	(1,207)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,124	31,502
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,866	(3,617)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,045	51,649
CASH AND CASH EQUIVALENTS - END OF PERIOD	$117,911	$48,032
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$3,877	$4,218
Income taxes	$61	$—

Supplemental disclosures of non-cash transactions
Unrealized gain on securities available-for-sale	$(3,010)	$(1,327)
Unrealized gain (loss) on derivatives	$2,002	$(6,910)
Change in due to/from noncontrolling interest	$(570)	$976
Right of use assets obtained in exchange for operating lease liabilities	$936	$11,973

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Amounts in the footnotes are shown in thousands, except for numbers of shares, per share amounts and as otherwise noted.

The consolidated financial statements as of and for the periods presented include Reliant Bancorp, Inc., its wholly-owned direct and indirect subsidiaries and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. As described in Note 12 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) merged effective on January 1, 2020, and Reliant Bancorp, Inc. and First Advantage Bancorp (“FABK”) merged effective April 1, 2020.

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

The consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recently Adopted Accounting Pronouncements

Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies, “Recent Authoritative Accounting Guidance” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to previously issued accounting standards updates.

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for us on January 1, 2021, and did not have a significant impact on our consolidated financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." In March 2020, the Financial Accounting Standards Board (“FASB”) issued Topic 848 amendments to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the effect of the pronouncement on the consolidated financial statements, noting no significant impact.

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

NOTE 2 - SECURITIES
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$225	$1	$—	$226
State and municipal	190,980	14,484	(564)	204,900
Corporate bonds	27,000	392	(128)	27,264
Mortgage-backed securities - Residential	31,607	448	(32)	32,023
Asset-backed securities	2,802	1	(25)	2,778
Total	$252,614	$15,326	$(749)	$267,191

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$47	$1	$—	$48
State and municipal	184,102	16,963	(77)	200,988
Corporate bonds	23,750	397	(34)	24,113
Mortgage-backed securities - Residential	28,084	360	(2)	28,442
Asset-backed securities	3,083	1	(22)	3,062
Total	$239,066	$17,722	$(135)	$256,653

Securities pledged at March 31, 2021 and December 31, 2020 had a carrying amount of $29,643 and $30,491, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

Results from sales of securities were as follows:

	Three months ended
	March 31, 2021	March 31, 2020
Proceeds	$1,795	$56,336
Gross gains	129	—
Gross losses	—	—

The fair values of available for sale debt securities at March 31, 2021 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage- and asset-backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$225	$226
Due in one to five years	2,085	2,089
Due in five to ten years	33,886	35,028
Due after ten years	182,009	195,047
Mortgage-backed securities	31,607	32,023
Asset-backed securities	2,802	2,778
Total	$252,614	$267,191

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2021
State and municipal	$23,357	$564	$—	$—	$23,357	$564
Corporate bonds	11,622	128	—	—	11,622	128
Mortgage-backed securities - Residential	4,366	31	80	1	4,446	32
Asset-backed securities	665	5	1,884	20	2,549	25
Total temporarily impaired	$40,010	$728	$1,964	$21	$41,974	$749

December 31, 2020
State and municipal	$9,475	$77	$—	$—	$9,475	$77
Corporate bonds	5,716	34	—	—	5,716	34
Mortgage-backed securities - Residential	5,024	1	92	1	5,116	2
Asset-backed securities	729	2	2,013	20	2,742	22
Total temporarily impaired	$20,944	$114	$2,105	$21	$23,049	$135

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. As the fair value is expected to recover as the securities approach their maturity date and/or market rates decline, we do not consider these securities to be other-than-temporarily impaired at March 31, 2021. There were 32 and 22 securities in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2021 and December 31, 2020 were comprised as follows:

	March 31, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$430,373	$459,739
Real Estate
1-4 Family Residential	322,170	323,473
1-4 Family HELOC	100,056	100,525
Multi-family and Commercial	831,242	834,000
Construction, Land Development and Farmland	372,950	365,058
Consumer	216,034	213,863
Other	8,560	8,669
Gross loans	2,281,385	2,305,327
Less: Deferred loan fees	3,671	4,544
Less: Allowance for loan losses	20,785	20,636
Loans, net	$2,256,929	$2,280,147

At March 31, 2021 and December 31, 2020, loans are recorded net of purchase discounts of $14,833 and $16,634, respectively.

The Company pledged loans to the FHLB at March 31, 2021 and December 31, 2020 of $448,697 and $646,498, respectively.

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

The following table provides the risk category of loans by applicable class of loans including purchase credit impaired (“PCI”) loans as of March 31, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Total
March 31, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$427,787	$1,415	$1,004	$430,206
1-4 Family Residential Real Estate	318,446	860	2,197	321,503
1-4 Family HELOC	99,757	—	285	100,042
Multi-family and Commercial Real Estate	825,088	1,757	3,803	830,648
Construction, Land Development and Farmland	366,620	—	5,591	372,211
Consumer	213,609	2	1,379	214,990
Other	8,560	—	—	8,560
Total loans excluding PCI	$2,259,867	$4,034	$14,259	$2,278,160
Total PCI loans	$1,024	$—	$2,201	$3,225
Total loans	$2,260,891	$4,034	$16,460	$2,281,385

	Pass	Special Mention	Substandard	Total
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$456,170	$1,519	$1,863	$459,552
1-4 Family Residential Real Estate	320,555	5	2,165	322,725
1-4 Family HELOC	100,391	—	120	100,511
Multi-family and Commercial Real Estate	829,353	653	3,337	833,343
Construction, Land Development and Farmland	358,606	—	5,676	364,282
Consumer	211,305	7	1,346	212,658
Other	7,150	1,519	—	8,669
Total loans excluding PCI	$2,283,530	$3,703	$14,507	$2,301,740
Total PCI loans	$998	$—	$2,589	$3,587
Total loans	$2,284,528	$3,703	$17,096	$2,305,327

None of the Company's loans had a risk rating of "Doubtful" or "Loss" as of March 31, 2021 or December 31, 2020.

Activity in the Allowance for Loan Loss (“ALL”) by portfolio segment was as follows for the three months ended March 31, 2021 and 2020:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at December 31, 2020	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Charge-offs	(32)	(7)	—	—	—	(259)	—	(298)
Recoveries	251	82	2	9	85	18	—	447
Provision	412	(82)	(308)	(479)	(21)	476	2	—
Ending balance at March 31, 2021	$6,072	$2,438	$1,110	$8,065	$1,905	$1,163	$32	$20,785

Beginning balance at December 31, 2019	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578
Charge-offs	(294)	—	—	—	(114)	(31)	—	(439)
Recoveries	61	11	1	3	—	6	—	82
Provision	1,555	197	248	1,472	(699)	146	(19)	2,900
Ending balance at March 31, 2020	$3,851	$1,488	$873	$6,760	$1,836	$298	$15	$15,121

The ALL and the recorded investment in loans by portfolio segment and based on impairment method as of was as follows:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
March 31, 2021
Allowance for loan losses
Individually evaluated for impairment	$847	$—	$—	$70	$—	$17	$—	$934
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,225	2,438	1,110	7,995	1,905	1,146	32	19,851
Total	$6,072	$2,438	$1,110	$8,065	$1,905	$1,163	$32	$20,785
Loans
Individually evaluated for impairment	$847	$1,956	$286	$4,047	$6,062	$1,372	$—	$14,570
Acquired with credit impairment	167	667	14	594	739	1,044	—	3,225
Collectively evaluated for impairment	429,359	319,547	99,756	826,601	366,149	213,618	8,560	2,263,590
Total	$430,373	$322,170	$100,056	$831,242	$372,950	$216,034	$8,560	$2,281,385
December 31, 2020
Allowance for loan losses
Individually evaluated for impairment	$717	$18	$—	$—	$—	$13	$—	$748
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,724	2,427	1,416	8,535	1,841	915	30	19,888
Total	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Loans
Individually evaluated for impairment	$1,027	$1,829	$110	$2,504	$5,676	$1,177	$—	$12,323
Acquired with credit impairment	187	748	14	657	776	1,205	—	3,587
Collectively evaluated for impairment	458,525	320,896	100,401	830,839	358,606	211,481	8,669	2,289,417
Total	$459,739	$323,473	$100,525	$834,000	$365,058	$213,863	$8,669	$2,305,327

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, purchased credit impaired loans, and loans current on payments accruing interest by category at March 31, 2021 and December 31, 2020:

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual Loans	Total Loans
March 31, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$429,859	$75	$—	$272	$430,206
1-4 Family Residential Real Estate	319,522	525	—	1,456	321,503
1-4 Family HELOC	99,986	56	—	—	100,042
Multi-family and Commercial Real Estate	830,242	—	—	406	830,648
Construction, Land Development and Farmland	370,538	—	—	1,673	372,211
Consumer	213,377	897	3	713	214,990
Other	8,560	—	—	—	8,560
Total loans excluding PCI	$2,272,084	$1,553	$3	$4,520	$2,278,160
Total PCI loans	$1,595	$43	$—	$1,587	$3,225
Total loans	$2,273,679	$1,596	$3	$6,107	$2,281,385
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$458,974	$126	$—	$452	$459,552
1-4 Family Residential Real Estate	319,180	2,071	—	1,474	322,725
1-4 Family HELOC	100,501	10	—	—	100,511
Multi-family and Commercial Real Estate	832,697	150	—	496	833,343
Construction, Land Development and Farmland	363,376	—	—	906	364,282
Consumer	210,552	1,413	1	692	212,658
Other	8,669	—	—	—	8,669
Total loans excluding PCI	$2,293,949	$3,770	$1	$4,020	$2,301,740
Total PCI loans	$1,584	$37	$—	$1,966	$3,587
Total loans	$2,295,533	$3,807	$1	$5,986	$2,305,327

Approximately $2,306 and $2,438 of nonaccrual loans as of March 31, 2021 and December 31, 2020, respectively, were performing pursuant to their contractual terms at those dates. Mortgage loans held for sale are excluded from the loan tables herein and have $1,070 and $630 on nonaccrual as of March 31, 2021 and December 31, 2020, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$899	$919
1-4 Family Residential Real Estate	905	1,004
1-4 Family HELOC	19	19
Multi-family and Commercial Real Estate	1,261	1,325
Construction, Land Development and Farmland	954	992
Consumer	1,732	1,924
Total outstanding balance	5,770	6,183
Less remaining purchase discount	2,545	2,596
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$3,225	$3,587

Accretable yield, or income expected to be collected on PCI loans, is as follows:

	2021	2020
Balance at January 1,	$580	$98
New loans purchased	—	131
Accretion income	(36)	(20)
Balance at March 31,	$544	$209

On January 1, 2020 and April 1, 2020, the Company completed the TCB and FABK Transactions, respectively (see Note 12 for more information). As a result of the acquisitions, the Company recorded loans with an initial fair value of $170.0 million and $625.8 million, respectively. Of those loans, $1,688 and $4,668, respectively, were considered to be PCI loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

PCI loans purchased during the year ended December 31, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Tennessee Community Bank Holdings, Inc. acquisition on January 1, 2020	First Advantage Bancorp acquisition on April 1, 2020
Contractually required payments receivable of loans purchased during the year:	$2,799	$7,540
Nonaccretable difference	(980)	(2,133)
Cash flows expected to be collected at acquisition	$1,819	$5,407
Accretable yield	(131)	(739)
Fair value of acquired loans at acquisition	$1,688	$4,668

Impaired Loans

Individually impaired loans by class of loans were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded
Commercial, Industrial and Agricultural	$1,207	$167	$—	$1,400	$367	$—
1-4 Family Residential Real Estate	3,110	2,623	—	3,034	2,473	—
1-4 Family HELOC	313	300	—	130	124	—
Multi-family and Commercial Real Estate	5,937	4,491	—	4,549	3,161	—
Construction, Land Development and Farmland	7,185	6,801	—	6,809	6,452	—
Consumer	3,605	2,352	—	3,590	2,348	—
Subtotal	$21,357	$16,734	$—	$19,512	$14,925	$—
With an allowance recorded
Commercial, Industrial and Agricultural	$859	$847	$847	$859	$847	$717
1-4 Family Residential Real Estate	—	—	—	104	104	18
1-4 Family HELOC	—	—	—	—	—	—
Multi-family and Commercial Real Estate	150	150	70	—	—	—
Construction, Land Development and Farmland	—	—	—	—	—	—
Consumer	66	64	17	34	34	13
Subtotal	1,075	1,061	934	997	985	748
Total	$22,432	$17,795	$934	$20,509	$15,910	$748

The average recorded investment in impaired loans for the period ended March 31, 2021, and 2020 was as follows:

	Three months ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance
Commercial, Industrial and Agricultural	$267	$6	$298	$5
1-4 Family Residential Real Estate	2,548	33	2,630	40
1-4 Family HELOC	212	3	278	—
Multi-family and Commercial Real Estate	3,826	88	3,654	53
Construction, Land Development and Farmland	6,627	104	4,290	54
Consumer	2,350	76	1,193	1
Subtotal	$15,830	$310	$12,343	$153
With an allowance recorded
Commercial, Industrial and Agricultural	$847	$6	$852	$20
1-4 Family Residential Real Estate	52	—	52	—
1-4 Family HELOC	—	—	—	—
Multi-family and Commercial Real Estate	75	2	—	—
Construction, Land Development and Farmland	—	—	—	—
Consumer	49	2	19	—
Subtotal	$1,023	$10	$923	$20
Total	$16,853	$320	$13,266	$173

Restructured Loans

As of March 31, 2021 and December 31, 2020, the Company had recorded investments in troubled debt restructurings (“TDRs”) of $3,938 and $4,236, respectively. The Company did not allocate a specific allowance for those loans at March 31, 2021 and December 31, 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR modifications in the three months ending March 31, 2021 or March 31, 2020.

Programs as part of COVID-19 Relief

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and subsequently amended, along with subsequent regulatory guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by U.S. GAAP beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals that remain on deferral at March 31, 2021, in connection with Company COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act.. As of March 31, 2021, the Company had a total of $597,327 loans previously deferred that returned to normal payment status.

	March 31, 2021
	Active Deferrals	% of Loans
Multi-family and Commercial	$21,329	0.94%
Construction, Land Development and Farmland	11,792	0.52%
Total	$33,121	1.46%

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As of March 31, 2021, the Company had 588 PPP loans outstanding amounting to $41.9 million which are included in the commercial, industrial, and agricultural segment. PPP loans do not have a corresponding allowance as they are fully guaranteed by the SBA. Fees range from 1% to 5% of the loan and are deferred and amortized over the life of the loan. As PPP loans are forgiven, any deferred loan fee or cost is recognized related to each individual loan. As of March 31, 2021, $41.5 million in PPP loans had been forgiven cumulatively since the CARES Act’s inception. During the three months ended March 31, 2021, $1,042 in fees and interest was recognized in earnings.

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

Information related to the Company's operating leases is presented below:

	March 31, 2021	December 31, 2020
Operating leases right of use assets	$13,372	$13,103
Operating leases liabilities	$14,552	$14,231
Weighted average remaining lease term (in years)	6.08	6.33
Weighted average discount rate	4.30%	4.34%

The components of lease expense included in occupancy expenses for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31,
	2021	2020
Operating lease cost	$806	$628
Short-term lease cost	2	—
Variable lease cost	97	80
Total lease cost	$905	$708

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

A maturity analysis of operating lease liabilities and a reconciliation of undiscounted cash flows to the total operating lease liability is as follows:

Lease payments due on or before	March 31, 2021
March 31, 2022	$2,255
March 31, 2023	2,702
March 31, 2024	2,717
March 31, 2025	2,700
March 31, 2026	2,211
Thereafter	3,773
Total undiscounted cash flows	16,358
Discount on cash flows	(1,806)
Total lease liability	$14,552

The Company entered into a five year lease with a related party that commenced January 1, 2021 and has a base annual rental of $211,000, with a 2.5% per year increase. This lease may be terminated December 31, 2021 with a 90-day notice and included in the table above.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $160,000 as of March 31, 2021 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements. No gains or losses were reclassified from accumulated other comprehensive income into net income during the periods presented.

Summary information related to the interest rate swaps designated as cash flow hedges as of March 31, 2021, is as follows:

Notional amounts	$160,000
Weighted average pay rates	2.05%
Weighted average receive rates	0.35%
Weighted average maturity	2.85 years
Unrealized losses	$6,178

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$10,000	$(598)	$10,000	$(690)
Short-term interest-bearing liabilities	150,000	(5,580)	150,000	(6,967)
Total included in other liabilities	$160,000	$(6,178)	$160,000	$(7,657)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income, net of tax, relating to the cash flow derivative instruments for the three months ended March 31, 2021 and 2020, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three months ended March 31,
	2021	2020
Interest rate swaps - subordinate debentures	$68	$(289)
Interest rate swaps - interest-bearing liabilities	1,024	(4,046)
	$1,092	$(4,335)

Fair Value Hedges

Summary information related to the fair value hedges as of March 31, 2021, is as follows:

Notional amounts	$17,925
Weighted average pay rates	3.67%
Weighted average receive rates	1.17%
Weighted average maturity	7.83 years
Unrealized losses	$971

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to investments	17,925	(971)	18,525	(1,495)
Total included in other liabilities	$17,925	$(971)	$18,525	$(1,495)

The following table reflects the fair value hedges and the underlying hedged items included in the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, respectively:

		Three months ended March 31,
Item	Location	2021	2020
Interest rate swaps - securities	Interest on investment securities, nontaxable	$(121)	$(47)
Hedged item - securities	Interest on investment securities, nontaxable	$121	$47

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

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statement of income as follows:

	Three months ended March 31,
	2021	2020
Stock-based compensation expense before income taxes	$339	$349
Less: deferred tax benefit	(89)	(91)
Reduction of net income	$250	$258

Common Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	116,621	$18.97	5.87 years	$304
Granted	—	$—
Exercised	(600)	$13.65		4
Forfeited or expired	(600)	$26.43
Outstanding at March 31, 2021	115,421	$18.96	5.66 years	$1,126
Exercisable at March 31, 2021	79,721	$16.56	4.82 years	$969

As of March 31, 2021, there was $185 of unrecognized future compensation expense to be recognized related to stock options. The cost is expected to be recognized over a weighted-average period of 2.70 years.

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2021:

	Restricted Stock Units		Restricted Stock
	Underlying Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021	132,650	$16.93	40,910	$26.82
Granted	2,000	18.42	—	—
Vested	—	—	(2,000)	27.49
Forfeited	(1,000)	22.13	—	—
Outstanding at March 31, 2021	133,650	$16.92	38,910	$26.78

As of March 31, 2021, there was $1,361 and $135 of unrecognized compensation cost related to non-vested restricted share units and restricted stock share awards, respectively. The cost is expected to be recognized over a weighted-average period of 1.95 years for the restricted stock units and 0.57 years for the restricted stock share awards. The total fair value of shares vested during three months ended March 31, 2021 was $37.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action or affect the amount of dividends the Company and the Bank may distribute. Management believes that as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital amounts and ratios for Reliant Bancorp and the Bank (required) are presented below as of March 31, 2021 and December 31, 2020.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Reliant Bancorp
Tier I leverage	$273,173	9.33%	$117,116	4.00%	$146,395	5.00%
Common equity tier I	261,384	10.41%	175,763	7.00%	163,208	6.50%
Tier I risk-based capital	273,173	10.88%	213,416	8.50%	200,863	8.00%
Total risk-based capital	353,538	14.09%	263,460	10.50%	250,914	10.00%
Bank
Tier I leverage	$324,052	11.06%	$117,198	4.00%	$146,497	5.00%
Common equity tier I	324,052	12.93%	175,434	7.00%	162,903	6.50%
Tier I risk-based capital	324,052	12.93%	213,027	8.50%	200,496	8.00%
Total risk-based capital	345,487	13.79%	263,061	10.50%	250,534	10.00%

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020
Reliant Bancorp
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity tier I	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity tier I	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%

NOTE 8 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended
	March 31,
	2021	2020
Basic EPS Computation
Net income (loss) attributable to common shareholders	$12,149	$(215)
Weighted average common shares outstanding	16,615,169	11,892,723
Basic earnings (loss) per common share	$0.73	$(0.02)
Diluted EPS Computation
Net income (loss) attributable to common shareholders	$12,149	$(215)
Weighted average common shares outstanding	16,615,169	11,892,723
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	125,134	—
Adjusted weighted average common shares outstanding	16,740,303	11,892,723
Diluted earnings (loss) per common share	$0.73	$(0.02)

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

Other Real Estate and Repossessed Assets: The fair value of other real estate and repossessed assets is generally based on recent appraisals less estimated disposition cost. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

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

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets
U. S. Treasury and other U. S. government agencies	$226	$—	$226	$—
State and municipal	204,900	—	204,900	—
Corporate bonds	27,264	—	27,264	—
Mortgage backed securities	32,023	—	32,023	—
Asset backed securities	2,778	—	2,778	—
Liabilities
Derivative liabilities	$7,149	$—	$7,149	$—
December 31, 2020
Assets
U. S. Treasury and other U. S. government agencies	$48	$—	$48	$—
State and municipal	200,988	—	200,988	—
Corporate bonds	24,113	—	24,113	—
Mortgage backed securities	28,442	—	28,442	—
Asset backed securities	3,062	—	3,062	—
Liabilities
Derivative liabilities	$9,152	$—	$9,152	$—

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of March 31, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets
Impaired loans	$16,861	$—	$—	$16,861
Other real estate	1,198	—	—	1,198
Other repossessions	1,283	—	—	1,283
December 31, 2020
Assets
Impaired loans	$15,162	$—	$—	$15,162
Other real estate	1,246	—	—	1,246
Other repossessions	1,424	—	—	1,424

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2021 and December 31, 2020:

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

Carrying amounts and estimated fair values of financial instruments not reported at fair value at March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,105	$13,105	$13,105	$—	$—
Interest-bearing deposits in financial institutions	104,620	104,620	104,620	—	—
Federal funds sold	186	186	—	186	—
Loans, net	2,256,929	2,261,953	—	—	2,261,953
Mortgage loans held for sale	166,599	168,456	—	168,456	—
Accrued interest receivable	14,568	14,568	—	14,568	—
Restricted equity securities	16,146	16,146	—	16,146	—
Financial liabilities
Deposits	$2,612,910	$2,615,295	$—	$—	$2,615,295
Accrued interest payable	3,087	3,087	—	3,087	—
Subordinate debentures	70,719	72,522	—	—	72,522
Federal Home Loan Bank advances	—	—	—	—	—

December 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,717	$13,717	$13,717	$—	$—
Interest-bearing deposits in financial institutions	79,756	79,756	79,756	—	—
Federal funds sold	1,572	1,572	—	1,572	—
Loans, net	2,280,147	2,293,723	—	—	2,293,723
Mortgage loans held for sale	147,524	149,342	—	149,342	—
Accrued interest receivable	14,889	14,889	—	14,889	—
Restricted equity securities	16,551	16,551	—	16,551	—
Financial liabilities
Deposits	$2,579,235	$2,583,525	$—	$—	$2,583,525
Accrued interest payable	2,571	2,571	—	2,571	—
Subordinate debentures	70,446	71,750	—	—	71,750
Federal Home Loan Bank advances	10,000	10,000	—	—	10,000

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

Residential Mortgage Banking originates traditional first lien residential mortgage loans and first lien home equity lines of credit throughout the United States. The traditional first lien residential mortgage loans are typically underwritten to government agency standards and sold to third-party secondary market mortgage investors. The home equity lines of credit are typically sold to participating banks or other investor groups and are underwritten to their standards. RMV also acquires loans from approved correspondent lenders and resells them in the secondary market. These loans are not government agency-qualified loans and are of higher risk, such as jumbo loans or senior position home equity lines of credit.

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended March 31, 2021
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$29,133	$893	$—	$30,026
Provision for loan losses	—	—	—	—
Noninterest income	2,409	5,033	(105)	7,337
Noninterest expense (excluding merger expense)	16,460	5,204	—	21,664
Merger expense	—	—	—	—
Income tax expense (benefit)	2,933	47	—	2,980
Net income (loss)	12,149	675	(105)	12,719
Noncontrolling interest in net income of subsidiary	—	(675)	105	(570)
Net income attributable to common shareholders	$12,149	$—	$—	$12,149

	Three Months Ended March 31, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$16,782	$333	$—	$17,115
Provision for loan losses	2,900	—	—	2,900
Noninterest income	1,709	1,565	8	3,282
Noninterest expense (excluding merger expense)	12,461	2,951	—	15,412
Merger expense	4,186	—	—	4,186
Income tax (benefit) expense	(841)	(69)	—	(910)
Net (loss) income	(215)	(984)	8	(1,191)
Noncontrolling interest in net loss of subsidiary	—	984	(8)	976
Net income attributable to common shareholders	$(215)	$—	$—	$(215)

NOTE 11 – INCOME TAXES

Income tax expense for the three months ended March 31, 2021 totaled $2,980, compared to a benefit of $910 for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 19.0%, compared to 43.3% for the three months ended March 31, 2020.

NOTE 12 - BUSINESS COMBINATIONS

Tennessee Community Bank Holdings, Inc.

Effective January 1, 2020, Reliant Bancorp completed the acquisition of TCB Holdings pursuant to the Agreement and Plan of Merger, dated September 16, 2019 (the “TCB Holdings Agreement”), by and among Reliant Bancorp, TCB Holdings, and Community Bank & Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of TCB Holdings (“CBT”). On the terms and subject to the conditions set forth in the TCB Holdings Agreement, TCB Holdings merged with and into Reliant Bancorp (the “TCB Holdings Transaction”), with Reliant Bancorp as the surviving corporation. Immediately following the TCB Holdings Transaction, CBT merged with and into the Bank, with the Bank continuing as the surviving banking corporation. Pursuant to the TCB Holdings Agreement, at the effective time of the TCB Holdings Transaction, each outstanding share of TCB Holdings common stock, par value $1.00 per share (other than certain excluded shares), was converted into and canceled in exchange for the right to receive (i) $17.13 in cash, without interest, and (ii) 0.769 shares of the Reliant Bancorp’s common stock, par value $1.00 per share (“Reliant Bancorp Common Stock”). The aggregate consideration payable by Reliant Bancorp in respect of shares of TCB Holdings common stock as consideration for the TCB Holdings Transaction was 811,210 shares of Reliant Bancorp Common Stock and approximately $18,073 in cash. Reliant Bancorp did not issue fractional shares of Reliant Bancorp Common Stock in connection with the TCB Holdings Transaction, but paid cash in lieu of fractional shares based on the volume weighted average closing price per share of the Reliant Bancorp Common Stock on The Nasdaq Capital Market for the 10 consecutive trading days ending on and including December 30, 2019 (calculated as $22.36). At the effective time of the TCB Holdings Transaction, each outstanding option to purchase TCB Holdings common stock was canceled in exchange for a cash payment in an amount equal to the product of (i) $34.25 minus the per share exercise price of the option multiplied by (ii) the number of shares of TCB Holdings common stock subject to the option (to the extent not previously exercised). Reliant Bancorp paid aggregate consideration to holders of unexercised options of approximately $430. All shares of Reliant Bancorp Common Stock outstanding immediately prior to the TCB Holdings Transaction were unaffected by the TCB Holdings Transaction.

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

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the three months ended March 31, 2021 and 2020 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2020. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first three months of 2020 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2020. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Three Months Ended
	March 31,
	2021	2020
Revenue(1)	$37,363	$28,109
Net interest income	$30,026	$23,596
Net income attributable to common shareholders	$12,149	$(3,821)
(1) Net interest income plus noninterest income

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to our financial position and operating results. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere herein along with Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2020. Amounts in the narrative are shown in thousands, except for economic and demographic information, numbers of shares, per share amounts and as otherwise noted.
Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements in our Annual report. Subsequent adoptions and changes to critical accounting policies during the three months ended March 31, 2021 are further described in Note 1 within "Part 1. Financial Information - Notes to consolidated financial statements" of this report.

Non-GAAP Financial Measures

This Quarterly Report contains certain financial measures that are not measures recognized under U.S. GAAP and, therefore, are considered non-GAAP financial measures. Members of Company management use these non-GAAP financial measures in their analysis of the Company’s performance, financial condition, and efficiency of operations. Management of the Company believes that these non-GAAP financial measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods, and demonstrate the effects of significant gains and charges in the periods presented. Management of the Company also believes that investors find these non-GAAP financial measures useful as they assist investors in understanding underlying operating performance and identifying and analyzing ongoing operating trends. However, the non-GAAP financial measures discussed herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with U.S. GAAP. Moreover, the manner in which the non-GAAP financial measures discussed herein are calculated may differ from the manner in which measures with similar names are calculated by other companies. You should understand how other companies calculate their financial measures similar to, or with names similar to, the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures.

The non-GAAP measures in this Quarterly Report include “adjusted net interest margin (NIM),” “adjusted net income (loss),” “adjusted diluted earnings (loss) per share (EPS),” “adjusted annualized return on average assets (ROAA),” “adjusted annualized return on average equity (ROAE),” “adjusted annualized return on average tangible common equity (ROATCE),” “adjusted pre-tax pre-provision income,” “tangible common equity to tangible assets (TCE/TA),” “tangible book value per share,” “allowance for loan losses plus unaccreted purchased loan discounts to total loans,” “bank segment adjusted net income (loss),” “bank segment adjusted noninterest expense,” and “bank segment adjusted efficiency ratio.”

Executive Overview and Earnings Summary

Net income attributable to common shareholders amounted to $12,149, or $0.73 per basic share, for the three months ended March 31, 2021, compared to a loss of $215, or $0.02 per basic share for the same periods in 2020. Diluted net income attributable to common shareholders was $0.73 for the three months ended March 31, 2021 compared to a loss of $0.02 per share for the three months ended March 31, 2020.

The major components contributing to the change when compared to the prior year period are an increase of 75.4% in net interest income for the three months ended March 31, 2021 and an increase of 123.6% in noninterest income for the three months ended March 31, 2021, and partially offset by an increase of 10.5% in noninterest expense for the three months ended March 31, 2021, and a decrease of $2,900 in provision for loan losses for the three months ended March 31, 2021, compared to the same period in 2020 due to the expected impact from the economic slowdown from the COVID-19 pandemic experienced in 2020.

Tax-equivalent net interest margin increased to 4.51% for the three months ended March 31, 2021 compared to 3.60% in the same period in 2020. These and other components of earnings are discussed further below.

Selected Financial Data

(Dollar amounts in thousands, except per share amounts)	Three months ended,
	March 31, 2021	March 31, 2020
Selected Statement of Income Data
Total interest income	$34,382	$23,306
Total interest expense	4,356	6,191
Net interest income	30,026	17,115
Provision for credit loss	—	2,900
Total noninterest income	7,337	3,282
Total noninterest expense	21,664	19,598
Net income before income taxes	15,699	(2,101)
Income tax expense (benefit)	2,980	(910)
Consolidated net income (loss)	12,719	(1,191)
Noncontrolling interest in net loss of subsidiary	(570)	976
Net income (loss) attributable to common shareholders	$12,149	$(215)
Per Common Share
Basic income (loss)	$0.73	$(0.02)
Diluted income (loss)	0.73	(0.02)
Adjusted diluted income (1)	0.73	0.25
Book value	19.92	19.53
Tangible book value(1)	16.00	14.44
Shares Outstanding
Basic weighted average common shares	16,615,169	11,892,723
Diluted weighted average common shares	16,740,303	11,892,723
Common shares outstanding at period end	16,654,415	12,014,495
Selected Balance Sheet Data
Loans, net of unearned income	$2,277,714	$1,619,445
Total assets	3,057,066	2,185,793
Customer deposits	2,350,168	1,377,407
Wholesale and institutional deposits	262,742	345,450
Total deposits	2,612,910	1,722,857
Total liabilities	2,725,367	1,951,121
Total shareholders' equity	331,699	234,672
Total liabilities and shareholders' equity	3,057,066	2,185,793
Selected Balance Sheet Data - Quarterly Averages
Loans held for investment	$2,280,379	$1,613,030
Earning assets(1)	2,792,919	1,992,550
Total assets	3,013,114	2,181,809
Interest-bearing liabilities	2,079,238	1,597,762
Total liabilities	2,686,085	1,939,910
Total shareholders' equity	327,029	241,899

(Dollar amounts in thousands, except per share amounts)	Three months ended,
	March 31, 2021	March 31, 2020
Selected Performance Ratios
Return on average assets (2)	1.64%	(0.04)%
Return on shareholders' equity (2)	15.07%	(0.36)%
Return on average tangible common equity (1) (2)	18.84%	(0.49)%
Average shareholders' equity to average assets	10.85%	11.09%
Net interest margin (tax-equivalent basis) (2)	4.51%	3.60%
Efficiency Ratio (tax-equivalent basis)	56.4%	92.9%
Bank Segment efficiency ratio (1)	52.2%	90.0%
Loans held for investment to deposits ratio	87.20%	94.00%
Interest Rates and Yields (2)
Yield on interest-earning assets	5.14%	4.85%
Yield on loans held for investment	5.63%	5.23%
Cost of interest-bearing liabilities	0.85%	1.56%
Cost of total deposits	0.51%	1.11%
Preliminary Consolidated Capital Ratios (3)
Tier 1 leverage	9.33%	8.91%
Common equity tier 1	10.41%	9.54%
Tier 1 risk-based capital	10.88%	10.19%
Total risk-based capital	14.09%	14.30%
Selected Asset Quality Measures
Allowance for loan losses to total loans	0.91%	0.93%
Allowance for loan losses and purchase loan discounts to total loans	1.56%	1.23%
Net (recoveries) charge offs	$(149)	$357
Net (recoveries) charge offs to average loans (2)	(0.03)%	0.09%
Total nonperforming loans held for investment (HFI)	$6,110	$4,043
Total nonperforming assets (4)	$9,661	$4,043
Nonperforming loans HFI to total loans HFI	0.27%	0.25%
Nonperforming assets to total assets	0.32%	0.18%
Nonperforming assets to total loans HFI and NPAs	0.42%	0.25%
(1) Certain measures are considered non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures”.
(2) Data has been annualized.
(3) Current quarter capital ratios are estimated
(4) Nonperforming assets consist of nonperforming loans held for investment, nonperforming loans held for sale, repossessed assets, and other real estate.

Reconciliation of Non-GAAP Financial Measures

	Three months ended
	March 31, 2021	March 31, 2020
Adjusted net interest margin (1):
Net interest income	$30,026	$17,115
Add: tax equivalent interest income	1,019	699
Less: purchase accounting adjustments	(1,844)	(672)
Adjusted net interest income	$29,201	$17,142
Average Earning Assets	$2,792,919	$1,992,550
Net interest margin-tax equivalent	4.51%	3.60%
Adjusted net interest margin	4.24%	3.46%

	Three months ended
	March 31, 2021	March 31, 2020
Adjusted net income:
Net income (loss) attributable to common shareholders	$12,149	$(215)
Add: merger related expenses	—	4,186
Less: income tax impact of merger related expenses	—	(1,032)
Adjusted net income	$12,149	$2,939

Adjusted diluted earnings per share:
Adjusted net income	$12,149	$2,939
Weighted average shares - diluted	16,740,303	11,892,723
Diluted earnings (loss) per share	$0.73	$(0.02)
Adjusted diluted earnings per share	$0.73	$0.25

Adjusted annualized return on average assets:
Adjusted net income	$12,149	$2,939
Average assets	3,013,114	2,181,809
Annualized return on average assets	1.64%	(0.04)%
Adjusted annualized return on average assets	1.64%	0.54%

Adjusted annualized return on average equity:
Adjusted net income	$12,149	$2,939
Average total shareholders' equity	327,029	241,899
Annualized return on average equity	15.07%	(0.36)%
Adjusted annualized return on average equity	15.07%	4.89%

Adjusted annualized return on average tangible common equity:
Average total shareholders' equity	$327,029	$241,899
Less: average intangible assets	(65,531)	(65,329)
Average tangible common equity	$261,498	$176,570
Adjusted net income	12,149	2,939
Annualized return on average tangible common equity	18.84%	(0.49)%
Adjusted annualized return on average tangible common equity	18.84%	6.69%

Adjusted pre-tax pre-provision income:
Income (loss) before provision for income taxes	$15,699	$(2,101)
Add: merger related expenses	—	4,186
Add: provision for loan losses	—	2,900
Adjusted pre-tax pre-provision income	$15,699	$4,985

	Three months ended
	March 31, 2021	March 31, 2020
Tangible common equity to tangible assets:
Tangible common equity:
Total shareholders' equity	$331,699	$234,672
Less: intangible assets	(65,287)	(61,209)
Tangible common equity	$266,412	$173,463
Tangible assets:
Total assets	$3,057,066	$2,185,793
Less: intangible assets	(65,287)	(61,209)
Tangible assets	$2,991,779	$2,124,584
Total shareholders' equity to total assets	10.85%	10.74%
Tangible common equity to tangible assets	8.90%	8.16%

Tangible book value per share:
Tangible common equity	$266,412	$173,463
Total shares of common stock outstanding	16,654,415	12,014,495
Book value per common share	$19.92	$19.53
Tangible book value per share	$16.00	$14.44

Allowance for loan losses plus unaccreted loan purchase discounts:
Allowance for loan losses	$20,785	$15,121
Unaccreted loan purchase discounts	14,833	4,771
Allowance for loan losses plus unaccreted loan purchase discounts:	$35,618	$19,892
Total loans	2,277,714	1,619,445
Allowance for loan losses plus unaccreted purchased loan discounts to total loans	1.56%	1.23%
Allowance for loan losses to total loans	0.91%	0.93%

Bank segment adjusted net income:
Bank segment net income (loss)	$12,149	$(215)
Add: merger related expenses	—	4,186
Less: income tax impact of merger related expenses	—	(1,032)
Bank segment adjusted net income	$12,149	$2,939

Bank segment adjusted noninterest expense:
Bank segment noninterest expense	$16,460	$16,647
Add: merger related expenses	—	(4,186)
Bank segment adjusted noninterest expense	$16,460	$12,461

Bank segment adjusted efficiency ratio:
Bank segment adjusted total revenues:
Bank segment net interest income	$29,133	$16,782
Add: Tax equivalent interest income	1,019	699
Add: Bank segment noninterest income	2,409	1,709
Add: (Gain) loss on sale of securities, OREO, premises and equipment	(146)	(23)
Bank segment adjusted total revenues	$32,415	$19,167
Bank segment efficiency ratio	52.2%	90.0%
Bank segment adjusted efficiency ratio	50.8%	65.0%
(1) Prior calculation of this measure removed tax credits related to certain tax-preference-qualified loans and tax-exempt securities. The Company views these credits as normal course of business and as such removal is unnecessary.

Mergers and acquisitions

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

See Note 12-Business Combinations for further information regarding our acquisition activity, assets acquired, and purchase price paid.

Coronavirus (COVID-19) Impact

During the current and prior fiscal year, the COVID-19 pandemic had a significant impact on our customers, associates, and communities, which collectively impacts our shareholders. Below is a summary of some of those impacts and our responses related to COVID-19.

As part of our pandemic response, we have encouraged a significant portion of our employees to work from home. We have also extended virtual medical coverage to all employees as well as provided pay to employees who may have been exposed. We are encouraging virtual meetings and conference calls in place of in-person meetings. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings has been mandated in all of our locations. We have welcomed back customers for lobby visits beginning March 29, 2021 after a steady decline of COVID-19 case counts and hospitalizations were reported by the Tennessee Department of Health. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. Tennessee’s Governor Lee has declared that the pandemic state in Tennessee is no longer considered a health crisis, but a “managed public health issue” as businesses begin to return to normal operation and mask mandates are lifted. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and subsequently amended, along with subsequent regulatory guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act further provides that a qualified loan modification is except by law from classification as a TDR as defined by U.S. GAAP beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. As of March 31, 2021, the Company had $33,121 of loans modified and a total of $597,327 loans previously deferred that returned to normal payment status. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act.

The Company is participating in the Paycheck Protection Program ("PPP") under the CARES Act, which is being administered by the SBA. As of March 31, 2021 the Bank had 588 PPP loans outstanding totaling $41.9 million with $41.5 million in PPP loans forgiven and repaid to date. Participation in the PPP will likely have an impact on the Company's asset mix and net interest margin in 2021.

At March 31, 2021, our level of nonperforming assets was 0.32% of total assets and was not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

We are in regular communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. In the quarter ended March 31, 2021 we did not increase our allowance for loan loss through a provision as loan growth was minimal during the quarter and economic factors have considerably improved, partially due to the federal stimulus programs.

At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right-of-use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

As of March 31, 2021, Reliant Bancorp’s and Reliant Bank’s capital ratios were in excess of the regulatory minimum capital requirements and those required to be considered well-capitalized under applicable federal regulations. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2021, and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Change
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans (2) (3)	$2,280,379	5.15	$28,288	$1,613,030	5.01	$19,755	$8,311	$561	$8,872
Loan fees	—	0.48	2,701	—	0.22	890	1,811	—	1,811
Loans with fees	2,280,379	5.63	30,989	1,613,030	5.23	20,645	10,122	561	10,683
Mortgage loans held for sale	169,747	3.18	1,331	47,685	4.72	560	884	(113)	771
Deposits with banks	61,939	0.34	52	43,583	1.14	124	108	(180)	(72)
Investment securities - taxable	65,499	3.78	610	74,688	2.43	451	(45)	204	159
Investment securities - tax-exempt (4)	198,034	3.24	1,225	197,241	3.56	1,371	8	(173)	(165)
Restricted equity securities and other	17,321	4.10	175	16,323	3.82	155	9	11	20
Total earning assets	2,792,919	5.14	34,382	1,992,550	4.85	23,306	11,085	311	11,396
Nonearning assets	220,195			189,259
Total assets	$3,013,114			$2,181,809
Interest bearing liabilities
Interest bearing demand	377,714	0.29	272	186,236	0.22	100	131	41	172
Savings and money market	901,444	0.38	839	459,756	0.90	1,030	(479)	288	(191)
Time deposits - retail	494,508	1.15	1,404	541,973	1.85	2,496	(205)	(887)	(1,092)
Time deposits - wholesale	227,513	1.58	884	229,870	2.12	1,211	(13)	(314)	(327)
Total interest-bearing deposits	2,001,179	0.69	3,399	1,417,835	1.37	4,837	(566)	(872)	(1,438)
Federal Home Loan Bank advances and other borrowings	7,467	0.22	4	109,320	1.33	361	(188)	(169)	(357)
Subordinated debt	70,592	5.48	953	70,607	5.66	993	—	(40)	(40)
Total borrowed funds	78,059	4.97	957	179,927	3.03	1,354	(189)	(208)	(397)
Total interest-bearing liabilities	2,079,238	0.85	4,356	1,597,762	1.56	6,191	(754)	(1,081)	(1,835)
Net interest spread (5)		4.29	$30,026		3.29	$17,115	$11,839	$1,392	$13,231
Noninterest bearing deposits	565,770	(0.18)		312,073	(0.26)
Other noninterest bearing liabilities	41,077			30,075
Shareholders' equity	327,029			241,899
Total liabilities and shareholders' equity	$3,013,114			$2,181,809
Cost of funds		0.67			1.30
Net interest margin (6)		4.51			3.60
(1)    Calculated using daily averages.
(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects tax-exempt interest and state tax credits received on low or zero percent interest loans made to construct low income housing of $661 and $322, for the years ended March 31, 2021 and March 31, 2020, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.

(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the three months ended March 31, 2021, we recorded net interest income on a tax-equivalent basis of approximately $31,045 which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.51% compared to 3.60% for the three months ended March 31, 2020. This increase was primarily driven by an increase in average loan balances and a decrease in the Company's use of retail deposits which have a higher interest rate as well as an overall decline in the interest rate environment.

The components of our loan yield, a key driver to our NIM for the three months ended March 31, 2021, and March 31, 2020, were as follows:

	Three months ended March 31,
	2021		2020
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$26,489	4.71%	$19,233	4.80%
Origination and other fee income (2)	2,701	0.48%	890	0.22%
Accretion on purchased loans	1,799	0.32%	522	0.13%
Loan tax credits	661	0.12%	322	0.08%
Tax-equivalent loan interest income	$31,650	5.63%	$20,967	5.23%
(1)    Includes $139 in loan contractual interest related to PPP loans for the three months ended March 31, 2021.
(2)    Includes $903 in PPP related fees for the three months ended March 31, 2021.

Our combined loan and loan fee yield increased from 5.23% to 5.63% for the three months ended March 31, 2021 compared to the same period in 2020. The effects of the declining interest rate environment were offset by the realization of additional interest income related to the FABK acquisition which occurred on April 1, 2020. Our year-over-year average loan volume increased by approximately 41.4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and was mainly driven by the FABK Transaction which made up $526.0 million of the loan balance as of March 31, 2021. Additionally, our continued focus on serving our customers led to organic growth of 8.2% year-over-year. In addition to the overall loan volume increase, the FABK acquisition resulted in the addition of the manufactured housing loan portfolio which generate higher yields when compared to other loan types and contributed to the loan yield increase.

Accretion on purchased loans contributed 32 basis points to the NIM for three months ended March 31, 2021 as a result of the increased accretion included in interest income from the FABK Transaction compared to the 13 basis points contributed in the comparable period in 2020 which only included accretion income from the TCB Transaction. Contractual interest and origination fees on PPP loans attributed 5 basis points to the NIM for the three months ended March 31, 2021. We anticipate recognizing $906 in deferred origination fees over the remaining life of the PPP loan portfolio.

Our cost of funds decreased to 0.67% from 1.30% for the three months ended March 31, 2021 compared to the same period in 2020 as rates continue to decline and our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. Average retail time deposits decreased 8.8% year-over-year compared to the increase in average total deposits of 48.4%. While the acquired FABK deposits drives a majority of this increase, organic deposits increased 22.1% year-over-year. In addition to the 60 basis point decrease in cost of deposits, cost of funds benefited from a decrease in the cost of FHLB advances of 111 basis points as the average balance decreased 93.2% as a result of the prepayments in the fourth quarter of 2020.

Provision for Loan Losses

We did not record a provision for loan losses for the three months ended March 31, 2021 compared to $2,900 recorded in the three months ended March 31, 2020. The provision expense for the three months ended March 31, 2020 can be primarily attributed to the expected downturn in the economy due to COVID-19 as well as the growth in the loan portfolio, whereas, the three months ended March 31, 2021 experienced minimal growth in the loan portfolio. Additionally, economic outlooks have improved, in part due to the federal stimulus programs and vaccine rollouts.

The acquired loan portfolios from First Advantage Bank and Community Bank & Trust are reserved for through fair value marks that consider both credit quality and changes in interest rates. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Loan Losses” included herein for further analysis of the provision for loan losses.

Noninterest Income

Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three months ended March 31, 2021, and 2020 (dollars in thousands):

	Three Months Ended March 31,		Percent Increase
	2021	2020	(Decrease)
Non-Interest Income
Service charges and fees on deposits	$1,561	$1,208	29.2%
Gains on mortgage loans sold, net	4,928	1,573	213.3%
Securities gains, net	129	—	100.0%
Bank-owned life insurance	435	295	47.5%
Brokerage revenue	69	32	115.6%
Miscellaneous noninterest income	215	174	23.6%
Total noninterest income	$7,337	$3,282	123.6%

The most significant reasons for the changes in total noninterest income during the three months ended March 31, 2021 compared to the same period in 2020 are the fluctuation in gains on mortgage loans sold, net as well as the increase in service charges.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing structure to help attract and retain customers. The increase in service charges and fees was driven primarily by the incremental increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. All of these loan sales transfer servicing rights to the buyer. The mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, and economic conditions. Mortgage production, especially refinance activity, typically rises in declining interest rate environments. Mortgage loans originated or purchased through correspondents for resale totaled $311,296 in three months ended March 31, 2021 as compared to $89,076 in the same period in 2020 as a result of the productive market conditions produced by the low interest rate environment.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the three months ended March 31, 2021, the Company sold securities totaling $1,795 with a gain of $129. During the three months ended March 31, 2020, the Company sold securities classified as available for sale which were acquired in the TCB Holdings transaction totaling $56,336. No gain was recognized as the securities were sold at the fair value for which they were acquired.

Noninterest income also includes income from bank-owned life insurance (“BOLI”), which increased during the three months ended March 31, 2021 when compared to the the same period in 2020, driven by the additional policies acquired from the FABK and TCB Holdings transactions as well as additional policies purchased in 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Percent Increase
	2021	2020	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$13,352	$9,237	44.5%
Occupancy	2,008	1,486	35.1%
Data processing and software	2,229	1,819	22.5%
Professional fees	1,243	478	160.0%
Regulatory fees	361	454	(20.5)%
Merger expenses	—	4,186	(100.0)%
Other operating expense	2,471	1,938	27.5%
Total noninterest expense	$21,664	$19,598	10.5%

Noninterest expense increased during the three months ended March 31, 2021 when compared to March 31, 2020 which is primarily driven by incremental costs incurred following the TCB Holdings and FABK transactions offset by the merger expenses incurred in 2020. While we continue to pursue strategic acquisition activities, we are not currently anticipating any merger expenses in 2021.

The 44.5% increase in salaries and employee benefits is primarily attributable to the increase in employees from the FABK transaction as well as our year-over-year growth. While staffing levels have normalized, we experienced an overall increase in FTEs from 321 at March 31, 2020 to 425 at March 31, 2021.

Occupancy costs increased by $522 or 35.1% during the three months ended March 31, 2021 compared to the same period in 2020 mainly due to the FABK Transaction as well as the expansion of RMV. The Board has approved a branch justification project that has resulted in the announced closure of one branch and the intent to close two additional branches in 2021.

Data processing and software expense increased from March 31, 2020 to March 31, 2021 and is mainly attributable to an increased volume of accounts and transactions services as well as continued investments in information technology infrastructure. Both the volume and location increases are primarily due to the FABK Transaction and the expansion of RMV.

Professional fees increased by $765 or 160.0%, when comparing the three months ended March 31, 2021 to the same period in 2020 primarily driven by the settlement of lawsuits occurring at RMV regarding activities under previous RMV management.

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

Our efficiency ratio of our banking segment was 52.2% and 90.0% for the three months ended March 31, 2021 and 2020, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 50.8% and 65.0% for the three months ended March 31, 2021 and 2020, respectively. See “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report for the reconciliation of the adjusted efficiency ratio.

Income Taxes

During the three months ended March 31, 2021 we recorded consolidated income tax expense of $2,980 as compared to a recorded benefit of $910 for the same period in 2020. This represents consolidated effective tax rates of 19.0% and 43.3%, respectively. When evaluating the bank segment alone, this ratio was 19.5% for the three months ended March 31, 2021 as compared to 79.6% for the same period in 2020. This decrease is primarily due to the nondeductible merger expenses in the first quarter of 2020 when compared to 2021.

Non-controlling Interest in Operating Results of Subsidiary

Our non-controlling interest in operating results of subsidiary is solely attributable to the RMV minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net income of $570 for the three months ended March 31, 2021 compared to a net loss of $976 for the same period in 2020. The improvements in operating results is mainly attributable to the productive market conditions produced by the low interest rate environment. Also, see Note 10 to our consolidated financial statements for segment reporting.

FINANCIAL CONDITION

Overview

The Company’s total assets were $3,057,066 at March 31, 2021 and $3,026,535 at December 31, 2020, an increase of 1.0%. Total liabilities were $2,725,367 at March 31, 2021 and $2,704,562 at December 31, 2020, an increase of 0.8%. The increase in liabilities was substantially attributable to the increase in deposits of $33,675, or 1.3%, and offset by a decrease in FHLB advances of $10,000 during the period. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. The competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume, as well as economic conditions. Early payoffs typically increase in falling rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. Total loans, net of allowance for loan losses, at March 31, 2021, and December 31, 2020, were $2,256,929 and $2,280,147, respectively, representing a decrease of 1.0%.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$430,373	18.9%	$459,739	19.9%
Real estate:
1-4 Family Residential	322,170	14.1%	323,473	14.0%
1-4 Family HELOC	100,056	4.4%	100,525	4.4%
Multifamily and Commercial	831,242	36.4%	834,000	36.2%
Construction, Land Development and Farmland	372,950	16.3%	365,058	15.8%
Consumer	216,034	9.5%	213,863	9.3%
Other	8,560	0.4%	8,669	0.4%
	2,281,385	100.0%	2,305,327	100.0%
Less:
Deferred loan fees	3,671		4,544
Allowance for loan losses	20,785		20,636
Loans, net	$2,256,929		$2,280,147

The table below provides a summary of PCI loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Commercial, Industrial and Agricultural	$899	$919
Real estate:
1-4 Family Residential	905	1,004
1-4 Family HELOC	19	19
Multifamily and Commercial	1,261	1,325
Construction, Land Development and Farmland	954	992
Consumer	1,732	1,924
Total gross PCI loans	5,770	6,183
Less:
Remaining purchase discount	2,545	2,596
Allowance for loan losses	—	—
Loans, net	$3,225	$3,587

Commercial, industrial and agricultural loans above consist solely of loans made to U.S.-domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans were $430,373 at March 31, 2021 and decreased by 6.4% compared to $459,739 at December 31, 2020 which was largely driven by PPP loan forgiveness.

Real estate loans comprised 71.2% of the loan portfolio at March 31, 2021. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company decreased the residential portfolio 0.4% from December 31, 2020 to March 31, 2021. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied commercial real estate properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans were $831,242 at March 31, 2021 and decreased 0.3% compared to the $834,000 held as of December 31, 2020. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, and automobile and other consumer loans. Our consumer loans experienced an increase from December 31, 2020, to March 31, 2021, of 1.0% primarily due to the $4,716 increase in loans to finance manufactured homes that are not secured by real estate.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 1.3% from December 31, 2020 to March 31, 2021 due to loan payments.

The repayment of loans is a source of additional liquidity. The following table sets forth the loans repricing or maturing within specific intervals at March 31, 2021, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$632,171	$1,091,418	$557,796	$2,281,385
Fixed interest rate				$1,273,607
Variable interest rate				1,007,778
Total				$2,281,385

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

Allowance for Loan Losses

At March 31, 2021, the allowance for loan losses was $20,785 compared to $20,636 at December 31, 2020. The allowance for loan losses as a percentage of total loans was 0.91% at March 31, 2021 compared to 0.90% at December 31, 2020.

The following table sets forth the activity in the allowance for loan losses for the periods presented.
Analysis of Changes in Allowance for Loan Losses

	March 31, 2021	March 31, 2020
Beginning Balance, January 1, 2021 and 2020, respectively	$20,636	$12,578
Loans charged off:
Commercial, Industrial and Agricultural	(32)	(294)
Real estate:
1-4 Family Residential	(7)	—
1-4 Family HELOC	—	—
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	(114)
Consumer	(259)	(31)
Other	—	—
Total loans charged off	(298)	(439)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	251	61
Real estate:
1-4 Family Residential	82	11
1-4 Family HELOC	2	1
Multifamily and Commercial	9	3
Construction, Land Development and Farmland	85	—
Consumer	18	6
Other	—	—
Total loan recoveries	447	82
Net (charge-offs) recoveries	149	(357)
Provision for loan losses	—	2,900
Total allowance for loan losses at end of period	$20,785	$15,121
Allowance for loan losses to total loans, net	0.91%	0.93%
Net charge-offs (recoveries) to average loans outstanding	(0.03)%	0.09%

While no portion of the allowance for loan losses is in any way restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2021			March 31, 2020
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$6,072	29.2%	18.9%	$3,851	25.5%	17.4%
Real estate:
1-4 Family Residential	2,438	11.7%	14.1%	1,488	9.8%	16.2%
1-4 Family HELOC	1,110	5.3%	4.4%	873	5.8%	6.1%
Multifamily and Commercial	8,065	38.8%	36.4%	6,760	44.7%	39.2%
Construction, Land Development and Farmland	1,905	9.2%	16.3%	1,836	12.1%	19.1%
Consumer	1,163	5.6%	9.5%	298	2.0%	1.5%
Other	32	0.2%	0.4%	15	0.1%	0.5%
	$20,785	100.0%	100.0%	$15,121	100.0%	100.0%

Nonperforming Assets

Nonperforming assets consists of nonperforming loans plus real estate acquired through foreclosure or deed in lieu of foreclosure and other repossessed collateral as well as banking facilities taken out of service. Nonperforming loans by definition consists of nonaccrual loans and loans past due 90 days or more and still accruing interest. When we place a loan on nonaccrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which generally includes a minimum performance of six months.

The following table provides information with respect to the Company’s nonperforming assets.

	March 31, 2021	December 31, 2020
Total nonperforming loans	$6,110	$5,987
Foreclosed real estate ("OREO")	1,198	1,246
Repossessed collateral	1,283	1,424
Mortgage Loans HFS	1,070	630
Total nonperforming assets	$9,661	$9,287
Total nonperforming loans HFI as a percentage of total loans HFI	0.27%	0.26%
Total nonperforming assets as a percentage of total assets	0.32%	0.31%
Allowance for loan losses as a percentage of nonperforming loans HFI	340.18%	344.68%
Troubled Debt Restructurings ("TDRs")	$3,938	$4,236
TDRs as a percentage of total loans	0.17%	0.18%

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

Securities totaled $267,191 at March 31, 2021, in comparison to the $256,653 in securities balances at December 31, 2020. This increase can largely be attributed to the Company's investment in state and municipal bonds and mortgage backed securities during the period of $17,199. Activity during the three months ended March 31, 2021 includes the sale of $1,795 of securities as well as $1,570 of principal paydowns, calls, and maturities.

Restricted equity securities totaled $16,146 and $16,551 at March 31, 2021, and December 31, 2020, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category, for the periods presented:

	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$225	226	0.08%	$47	48	0.02%
State and municipal bonds	190,980	204,900	76.69%	184,102	200,988	78.31%
Corporate bonds	27,000	27,264	10.20%	23,750	24,113	9.40%
Mortgage-backed securities	31,607	32,023	11.99%	28,084	28,442	11.08%
Asset-backed securities	2,802	2,778	1.04%	3,083	3,062	1.19%
Total	$252,614	267,191	100.00%	$239,066	256,653	100.00%

The table below summarizes the contractual maturities of securities at March 31, 2021:

	Amortized Cost	Estimated Fair Value
Due within one year	$225	$226
Due in one to five years	2,085	2,089
Due in five to ten years	33,886	35,028
Due after ten years	182,009	195,047
Mortgage-backed securities	31,607	32,023
Asset-backed securities	2,802	2,778
Total	$252,614	$267,191

Premises and Equipment

Premises and equipment, net, totaled $30,879 at March 31, 2021 compared to $31,462 at December 31, 2020, a net decrease of $583, or 1.9%. Premises and equipment purchases amounted to approximately $217 during the three months ended March 31, 2021 and were mainly incurred for additional leasehold improvements and equipment for our branches and mortgage locations while depreciation expense amounted to $741.

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

At March 31, 2021, total deposits were $2,612,910, an increase of $33,675, or 1.3%, compared to $2,579,235 at December 31, 2020. During the three months ended March 31, 2021, noninterest bearing demand deposits increased by $3,475, interest-bearing demand deposits increased by $46,655, savings and money market deposits increased by $93,420, and time deposits decreased by $109,875. Our team continues to focus on retaining low cost customer deposits while decreasing higher cost time deposits.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at March 31, 2021.

March 31, 2021
Twelve months or less	$136,406
Over twelve months through three years	19,145
Over three years	4,396
Total	$159,947

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

Interest Rate Sensitivity—Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of off-balance sheet items to maximize long-term earnings and mitigate interest rate risk. Measurements we use to help us manage interest rate sensitivity include a gap analysis, an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below

Earnings Simulation Model—We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the negative variances of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from a flat interest rate forecast over the next 12 and 24 months, our estimated change in net interest income as well as our policy limits are as follows:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(3.9)%	(15)%	(7.2)%	(15)%
-100 bp	(2.3)%	(10)%	(4.7)%	(10)%
+100 bp	2.2%	(10)%	5.1%	(10)%
+200 bp	5.1%	(15)%	10.3%	(15)%
+300 bp	8.5%	(20)%	15.8%	(20)%
+400 bp	11.8%	(25)%	21.3%	(25)%

We were in compliance with our earnings simulation model policies as of March 31, 2021, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At March 31, 2021, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At March 31, 2021, FHLB advances totaled $0 compared to $10,000 as of December 31, 2020.

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly-owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018. As of March 31, 2021, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

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

Capital

Shareholders’ equity was $331,699 at March 31, 2021, an increase of $9,726, or 3.0%, from $321,973 at December 31, 2020, mainly due to current quarter net income. This increase was primarily offset by dividends declared of $2,015, and other comprehensive loss of $744. Contributions from the noncontrolling interest of $570 were recognized in the three months ended March 31, 2021. The increase in shareholders' equity mitigated by the growth in the Bank's assets led to an increase in the Bank’s March 31, 2021 Tier 1 leverage ratio to 11.06% compared with 10.64% at December 31, 2020. See other ratios discussed further below. Additionally, the subordinated debentures qualified as Tier 1 and Total risk-based capital for the Company due to asset size at the time of issuance.

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

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2021 and December 31, 2020 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Company
Tier I leverage	$273,173	9.33%	$117,116	4.00%	$146,395	5.00%
Common equity Tier 1	261,384	10.41%	175,763	7.00%	163,208	6.50%
Tier I risk-based capital	273,173	10.88%	213,416	8.50%	200,863	8.00%
Total risk-based capital	353,538	14.09%	263,460	10.50%	250,914	10.00%
Bank
Tier I leverage	$324,052	11.06%	$117,198	4.00%	$146,497	5.00%
Common equity Tier 1	324,052	12.93%	175,434	7.00%	162,903	6.50%
Tier I risk-based capital	324,052	12.93%	213,027	8.50%	200,496	8.00%
Total risk-based capital	345,487	13.79%	263,061	10.50%	250,534	10.00%

December 31, 2020
Company
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity Tier 1	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity Tier 1	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%

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

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments of the Company were as follows at March 31, 2021:

March 31, 2021
Unused lines of credit	$614,196
Standby letters of credit	26,736
Total commitments	$640,932

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 1, 2021 to January 31, 2021	594	$18.62	—	$10,000
February 1, 2021 to February 28, 2021	—	$—	—	$10,000
March 1, 2021 to March 31, 2021	—	$—	—	$10,000
Total	594	$18.62	—	$10,000
(1)During the quarter ended March 31, 2021, 2,000 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 594 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On January 26, 2021, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $10 million of outstanding Reliant Bancorp Common Stock (the "Repurchase Plan"). As of March 31, 2021, Reliant Bancorp had not repurchased any shares of Reliant Bancorp Common Stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. The Repurchase Plan is effective through December 31, 2021.

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

10.1	Amended and Restated Reliant Bancorp, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Reliant Bancorp’s Annual Report on Form 10-K filed on March 9, 2021).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Documents.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT BANCORP, INC.

May 6, 2021	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	/s/ Jerry Cooksey
Jerry Cooksey
Chief Financial Officer
(Principal Financial Officer)