Form 10-Q
period 2021-06-30
Reliant Bancorp, Inc.
filed 2021-08-05
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 4, 2021 was 16,495,961 excluding 183,306 unexchanged shares in connection with acquisitions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of Reliant Bancorp, Inc. (“Reliant Bancorp”) to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others:

(1) the effects of the coronavirus (COVID-19) pandemic, including (i) the magnitude and duration of the pandemic and its impact on general economic and financial market conditions and on our business, results of operations, and financial condition and that of our customers, (ii) actions taken by governments, businesses and individuals in response to the coronavirus (COVID-19) pandemic, (iii) the pace of recovery when the coronavirus (COVID-19) pandemic subsides, and (iv) the speed with which coronavirus (COVID-19) vaccines can be widely distributed, those vaccines’ efficacy against the virus, including new variant strains, and public acceptance of the vaccines;
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
(24) the ability to meet expectations regarding the timing and completion and accounting and tax treatment of the pending transaction with United Community Banks, Inc. (“UCBI”) (the “Transaction”);
(25) the effect of the announcement and pendency of the Transaction on customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of Reliant Bancorp's common stock;
(26) the occurrence of any event, change, or other circumstances that could give rise to the termination of the definitive merger agreement for the Transaction;
(27) the amount of costs, fees, expenses and charges related to the Transaction, including those arising as a result of unexpected factors or events;
(28) the ability to obtain the shareholder and governmental approvals required for the Transaction;
(29) reputational risk associated with and the reaction of the parties' customers, suppliers, employees, or other business partners to the Transaction;

(30) the outcome of any legal proceedings that may be instituted against Reliant Bancorp, UCBI or any of their respective directors or officers, following the announcement of the Transaction;
(31) the failure of any of the conditions to the closing of the Transaction to be satisfied, or any unexpected delay in closing the Transaction;
(32) the risk associated with Company management's attention being diverted away from the day-to-day business and operations of Reliant Bancorp to the completion of the Transaction; and
(33) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

PART I – FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements (Unaudited)
RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$11,763	$13,717
Interest-bearing deposits in financial institutions	43,676	79,756
Federal funds sold	656	1,572
Total cash and cash equivalents	56,095	95,045
Securities available for sale	266,695	256,653
Loans	2,321,070	2,300,783
Less: allowance for loan losses	(20,894)	(20,636)
Loans, net	2,300,176	2,280,147
Mortgage loans held for sale, net	229,418	147,524
Accrued interest receivable	14,492	14,889
Premises and equipment, net	29,183	31,462
Operating leases right of use assets	12,744	13,103
Restricted equity securities, at cost	15,770	16,551
Other real estate, net	2,233	1,246
Cash surrender value of life insurance contracts	78,979	77,988
Deferred tax assets, net	5,978	7,121
Goodwill	54,396	54,396
Core deposit intangibles	10,434	11,347
Other assets	21,871	19,063
TOTAL ASSETS	$3,098,464	$3,026,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$602,555	$575,289
Interest-bearing demand	441,161	350,392
Savings and money market deposit accounts	1,003,402	857,210
Time	582,722	796,344
Total deposits	2,629,840	2,579,235
Accrued interest payable	1,967	2,571
Subordinated debentures	70,770	70,446
Federal Home Loan Bank advances	16,000	10,000
Operating leases liabilities	13,932	14,231
Other liabilities	19,666	28,079
TOTAL LIABILITIES	2,752,175	2,704,562
Preferred stock, $1 par value per share; 10,000,000 shares authorized, — shares issued to date	—	—
Common stock, $1 par value per share; 30,000,000 shares authorized; 16,672,511 and 16,654,409 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	16,673	16,654
Additional paid-in capital	234,390	233,331
Retained earnings	86,917	65,757
Accumulated other comprehensive income	8,309	6,231
TOTAL SHAREHOLDERS’ EQUITY	346,289	321,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,098,464	$3,026,535
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$31,183	$33,447	$62,172	$54,092
Interest and fees on loans held for sale	1,807	815	3,138	1,375
Interest on investment securities, taxable	663	128	1,273	579
Interest on investment securities, nontaxable	1,216	1,317	2,441	2,688
Restricted equity securities and other	226	208	453	487
TOTAL INTEREST INCOME	35,095	35,915	69,477	59,221
INTEREST EXPENSE
Deposits
Demand	216	218	488	318
Savings and money market deposit accounts	647	1,476	1,486	2,506
Time	4,678	3,135	6,966	6,842
Federal Home Loan Bank advances and other borrowings	13	148	17	509
Subordinated debentures	980	982	1,933	1,975
TOTAL INTEREST EXPENSE	6,534	5,959	10,890	12,150
NET INTEREST INCOME	28,561	29,956	58,587	47,071
PROVISION FOR LOAN LOSSES	—	3,000	—	5,900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,561	26,956	58,587	41,171
NONINTEREST INCOME
Service charges on deposit accounts	1,656	1,381	3,217	2,589
Gains on mortgage loans sold, net	2,978	2,248	7,906	3,821
Gain on securities transactions, net	2,966	327	3,095	327
Other noninterest income	710	466	1,429	967
TOTAL NONINTEREST INCOME	8,310	4,422	15,647	7,704
NONINTEREST EXPENSE
Salaries and employee benefits	12,793	12,464	26,145	21,701
Occupancy	1,999	2,026	4,007	3,512
Data processing and software	2,262	2,026	4,491	3,845
Professional fees	358	680	1,601	1,158
Regulatory fees	343	537	704	991
Merger expenses	—	2,632	—	6,818
Other operating expense	2,729	1,899	5,200	3,837
TOTAL NONINTEREST EXPENSE	20,484	22,264	42,148	41,862
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	16,387	9,114	32,086	7,013
INCOME TAX EXPENSE (BENEFIT)	3,202	1,634	6,182	724
CONSOLIDATED NET INCOME	13,185	7,480	25,904	6,289
NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(140)	388	(710)	1,364
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,045	$7,868	$25,194	$7,653
Basic net income attributable to common shareholders, per share	$0.79	$0.48	$1.52	$0.54
Diluted net income attributable to common shareholders, per share	$0.78	$0.48	$1.50	$0.54
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$13,185	$7,480	$25,904	$6,289
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized holdings (losses) arising during the period	3,254	4,309	897	1,941
Reclassification adjustment for (gains) losses included in net income (loss)	(2,966)	(327)	(3,095)	(327)
Tax effect	(75)	(1,041)	574	(422)
Net of tax	213	2,941	(1,624)	1,192
Unrealized gains (losses) on cash flow hedges
Unrealized holdings gains (losses) arising during the period	675	(1,086)	2,153	(6,956)
Reclassification adjustment for losses included in net income	2,859	—	2,859	—
Tax effect	(925)	284	(1,310)	1,819
Net of tax	2,609	(802)	3,702	(5,137)
Other comprehensive income (loss)	2,822	2,139	2,078	(3,945)
Comprehensive income	$16,007	$9,619	$27,982	$2,344
Comprehensive (income) loss attributable to noncontrolling interest	(140)	388	(710)	1,364
Comprehensive income attributable to the controlling interest	$15,867	$10,007	$27,272	$3,708

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2021	16,654,409	$16,654	$233,331	$65,757	$6,231	$—	$321,973
Stock based compensation expense	—	—	339	—	—	—	339
Exercise of stock options	600	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(594)	(1)	(10)	—	—	—	(11)
Noncontrolling interest contributions	—	—	—	—	—	(570)	(570)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	12,149	—	570	12,719
Other comprehensive loss	—	—	—		(744)	—	(744)
BALANCE - MARCH 31, 2021	16,654,415	$16,654	$233,667	$75,891	$5,487	$—	$331,699
Stock based compensation expense	—	—	468	—	—	—	468
Employee Stock Purchase Plan stock issuance	18,986	20	278	—	—	—	298
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(890)	(1)	(23)	—	—	—	(24)
Noncontrolling interest contributions	—	—	—	—	—	(140)	(140)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,019)	—	—	(2,019)
Net income	—	—	—	13,045	—	140	13,185
Other comprehensive income	—	—	—	—	2,822	—	2,822
BALANCE - JUNE 30, 2021	16,672,511	$16,673	$234,390	$86,917	$8,309	$—	$346,289

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2020	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672
Stock based compensation expense	—	—	485	—	—	—	485
Exercise of stock options	1,021	1	14	—	—	—	15
Employee Stock Purchase Plan stock issuance	8,344	8	108	—	—	—	116
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	1,325	2	(2)	—	—	—	—
Conversion shares issued to shareholders of First Advantage Bancorp	4,606,419	4,607	47,308	—	—	—	51,915
Noncontrolling interest contributions	—	—	—	—	—	388	388
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,667)	—	—	(1,667)
Net income (loss)	—	—	—	7,868	—	(388)	7,480
Other comprehensive income	—	—	—	—	2,139	—	2,139
BALANCE - JUNE 30, 2020	16,631,604	$16,632	$232,436	$45,351	$1,124	$—	$295,543

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Six Months Ended June 30,
OPERATING ACTIVITIES	2021	2020
Consolidated net income	$25,904	$6,289
Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities
Provision for loan losses	—	5,900
Deferred income taxes	407	1,997
Loss (gain) on disposal of premises and equipment	40	(9)
Depreciation of premises and equipment	1,455	1,327
Net amortization of securities	844	1,354
Net realized gains on sales of securities	(3,095)	(327)
Gains on mortgage loans sold, net	(7,906)	(3,821)
Stock-based compensation expense	807	834
Gain on other real estate	(14)	(25)
Earnings on bank-owned life insurance	(991)	(687)
Mortgage loans originated for resale	(593,801)	(184,146)
Proceeds from sale of mortgage loans	519,813	129,742
Right of use asset amortization	1,304	1,224
Other accretion, net of other amortization	(2,378)	(4,875)
Change in
Accrued interest receivable	397	(3,058)
Other assets	(2,862)	(3,441)
Accrued interest payable	(604)	(1,170)
Other liabilities	(4,094)	(6,512)
TOTAL ADJUSTMENTS	(90,678)	(65,693)
NET CASH USED IN OPERATING ACTIVITIES	(64,774)	(59,404)
INVESTING ACTIVITIES
Cash (used in) received from acquisitions, net	—	(8,500)
Activities in available for sale securities
Purchases	(48,070)	(6,000)
Sales	35,751	103,668
Maturities, prepayments and calls	1,779	9,635
Redemptions (purchases) of restricted equity securities	781	(2,009)
Net change in loans	(16,443)	(108,983)
Purchase of premises and equipment	(261)	(1,896)
Proceeds from sale of premises and equipment	56	90
Proceeds from sale of other real estate	62	889
NET CASH USED IN INVESTING ACTIVITIES	(26,345)	(13,106)
FINANCING ACTIVITIES
Net change in deposits	50,642	127,398
Proceeds from Federal Home Loan Bank advances	346,962	313,898
Payments on Federal Home Loan Bank advances	(340,962)	(324,515)
Issuance of ESPP shares and exercise of common stock options and warrants, net of repurchase of restricted shares	271	66
Noncontrolling interest contributions	(710)	1,364
Cash dividends paid on common stock	(4,034)	(2,874)
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,169	115,337
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,950)	42,827
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,045	51,649
CASH AND CASH EQUIVALENTS - END OF PERIOD	$56,095	$94,476
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$11,207	$12,382
Income taxes	5,760	31

Supplemental disclosures of non-cash transactions
Unrealized (gain) loss on securities available-for-sale	$(2,749)	$2,745
Unrealized gain (loss) on derivatives	5,563	(8,087)
Change in due to/from noncontrolling interest	(710)	1,364
Bank facilities no longer in use transferred to other real estate from premises and equipment	990	—
Loans foreclosed and transferred to other real estate	45	—
Right of use assets obtained in exchange for operating lease liabilities	945	11,973

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

The consolidated financial statements as of and for the periods presented include Reliant Bancorp, Inc., its wholly-owned direct and indirect subsidiaries and Reliant Mortgage Ventures, LLC ("RMV"), of which the Bank controls 51% of the governance rights. As described in Note 11 to these unaudited consolidated financial statements, Reliant Bancorp, Inc. and Tennessee Community Bank Holdings, Inc. (“TCB Holdings”) merged effective on January 1, 2020, and Reliant Bancorp, Inc. and First Advantage Bancorp (“FABK”) merged effective April 1, 2020.

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

The consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recently Adopted Accounting Pronouncements
Information about certain issued accounting standards updates is presented below. Also refer to Note 1 - Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to previously issued accounting standards updates.

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

NOTE 2 - SECURITIES
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$222	$—	$—	$222
State and municipal	174,093	13,611	(170)	187,534
Corporate bonds	27,000	1,123	(41)	28,082
Mortgage-backed securities - Residential	47,908	392	(56)	48,244
Asset-backed securities	2,634	1	(22)	2,613
Total	$251,857	$15,127	$(289)	$266,695

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$47	$1	$—	$48
State and municipal	184,102	16,963	(77)	200,988
Corporate bonds	23,750	397	(34)	24,113
Mortgage-backed securities - Residential	28,084	360	(2)	28,442
Asset-backed securities	3,083	1	(22)	3,062
Total	$239,066	$17,722	$(135)	$256,653

Securities pledged at June 30, 2021 and December 31, 2020 had a carrying amount of $42,110 and $30,491, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

Results from sales of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds	$33,955	$47,332	$35,751	$103,668
Gross gains	2,966	439	3,095	439
Gross losses	—	(112)	—	(112)

The fair values of available for sale debt securities at June 30, 2021 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage- and asset-backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$222	$223
Due in one to five years	2,085	2,129
Due in five to ten years	33,773	35,729
Due after ten years	165,235	177,757
Mortgage-backed securities	47,908	48,244
Asset-backed securities	2,634	2,613
Total	$251,857	$266,695

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2021
State and municipal	$21,952	$170	$—	$—	$21,952	$170
Corporate bonds	5,209	41	—	—	5,209	41
Mortgage-backed securities - Residential	16,019	55	76	1	16,095	56
Asset-backed securities	—	—	2,424	22	2,424	22
Total temporarily impaired	$43,180	$266	$2,500	$23	$45,680	$289

December 31, 2020
State and municipal	$9,475	$77	$—	$—	$9,475	$77
Corporate bonds	5,716	34	—	—	5,716	34
Mortgage-backed securities - Residential	5,024	1	92	1	5,116	2
Asset-backed securities	729	2	2,013	20	2,742	22
Total temporarily impaired	$20,944	$114	$2,105	$21	$23,049	$135

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. As the fair value is expected to recover as the securities approach their maturity date and/or market rates decline, we do not consider these securities to be other-than-temporarily impaired at June 30, 2021. There were 34 and 22 securities in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2021 and December 31, 2020 were comprised as follows:

	June 30, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$435,093	$459,739
Real Estate
1-4 Family Residential	326,768	323,473
1-4 Family HELOC	100,614	100,525
Multi-family and Commercial	831,093	834,000
Construction, Land Development and Farmland	397,557	365,058
Consumer	225,433	213,863
Other	7,614	8,669
Gross loans	2,324,172	2,305,327
Less: Deferred loan fees	3,102	4,544
Less: Allowance for loan losses	20,894	20,636
Loans, net	$2,300,176	$2,280,147

At June 30, 2021 and December 31, 2020, loans are recorded net of purchase discounts of $12,980 and $16,634, respectively.

The Company pledged loans to the FHLB at June 30, 2021 and December 31, 2020 of $877,732 and $646,498, respectively.

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

The following table provides the risk category of loans by applicable class of loans including purchase credit impaired (“PCI”) loans as of June 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Total
June 30, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$432,841	$1,098	$996	$434,935
1-4 Family Residential Real Estate	323,591	961	1,572	326,124
1-4 Family HELOC	100,315	—	285	100,600
Multi-family and Commercial Real Estate	823,945	1,741	4,856	830,542
Construction, Land Development and Farmland	391,793	—	5,036	396,829
Consumer	222,959	2	1,589	224,550
Other	7,614	—	—	7,614
Total loans excluding PCI	$2,303,058	$3,802	$14,334	$2,321,194
Total PCI loans	$967	$—	$2,011	$2,978
Total loans	$2,304,025	$3,802	$16,345	$2,324,172

	Pass	Special Mention	Substandard	Total
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$456,170	$1,519	$1,863	$459,552
1-4 Family Residential Real Estate	320,555	5	2,165	322,725
1-4 Family HELOC	100,391	—	120	100,511
Multi-family and Commercial Real Estate	829,353	653	3,337	833,343
Construction, Land Development and Farmland	358,606	—	5,676	364,282
Consumer	211,305	7	1,346	212,658
Other	7,150	1,519	—	8,669
Total loans excluding PCI	$2,283,530	$3,703	$14,507	$2,301,740
Total PCI loans	$998	$—	$2,589	$3,587
Total loans	$2,284,528	$3,703	$17,096	$2,305,327

None of the Company's loans had a risk rating of "Doubtful" or "Loss" as of June 30, 2021 or December 31, 2020.

Activity in the Allowance for Loan Loss (“ALL”) by portfolio segment was as follows for the three and six months ended June 30, 2021 and 2020:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at March 31, 2021	$6,072	$2,438	$1,110	$8,065	$1,905	$1,163	$32	$20,785
Charge-offs	—	(14)	—	—	—	(195)	—	(209)
Recoveries	50	14	3	206	6	39	—	318
Provision	492	(515)	(503)	227	100	215	(16)	—
Ending balance at June 30, 2021	$6,614	$1,923	$610	$8,498	$2,011	$1,222	$16	$20,894

Beginning balance at March 31, 2020	$3,851	$1,488	$873	$6,760	$1,836	$298	$15	$15,121
Charge-offs	(245)	(60)	(98)	—	—	(264)	—	(667)
Recoveries	9	736	2	8	4	24	—	783
Provision	1,060	(710)	198	1,639	286	526	1	3,000
Ending balance at June 30, 2020	$4,675	$1,454	$975	$8,407	$2,126	$584	$16	$18,237

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at December 31, 2020	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Charge-offs	(32)	(21)	—	—	—	(454)	—	(507)
Recoveries	301	96	5	215	91	57	—	765
Provision	904	(597)	(811)	(252)	79	691	(14)	—
Ending balance at June 30, 2021	$6,614	$1,923	$610	$8,498	$2,011	$1,222	$16	$20,894

Beginning balance at December 31, 2019	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578
Charge-offs	(539)	(60)	(98)	—	(114)	(295)	—	(1,106)
Recoveries	70	747	3	11	4	30	—	865
Provision	2,615	(513)	446	3,111	(413)	672	(18)	5,900
Ending balance at June 30, 2020	$4,675	$1,454	$975	$8,407	$2,126	$584	$16	$18,237

The ALL and the recorded investment in loans by portfolio segment and based on impairment method as of was as follows:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
June 30, 2021
Allowance for loan losses
Individually evaluated for impairment	$847	$—	$—	$—	$—	$5	$—	$852
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,767	1,923	610	8,498	2,011	1,217	16	20,042
Total	$6,614	$1,923	$610	$8,498	$2,011	$1,222	$16	$20,894
Loans
Individually evaluated for impairment	$934	$1,428	$284	$4,856	$5,506	$1,587	$—	$14,595
Acquired with credit impairment	158	644	14	551	728	883	—	2,978
Collectively evaluated for impairment	434,001	324,696	100,316	825,686	391,323	222,963	7,614	2,306,599
Total	$435,093	$326,768	$100,614	$831,093	$397,557	$225,433	$7,614	$2,324,172

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
December 31, 2020
Allowance for loan losses
Individually evaluated for impairment	$717	$18	$—	$—	$—	$13	$—	$748
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,724	2,427	1,416	8,535	1,841	915	30	19,888
Total	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Loans
Individually evaluated for impairment	$1,027	$1,829	$110	$2,504	$5,676	$1,177	$—	$12,323
Acquired with credit impairment	187	748	14	657	776	1,205	—	3,587
Collectively evaluated for impairment	458,525	320,896	100,401	830,839	358,606	211,481	8,669	2,289,417
Total	$459,739	$323,473	$100,525	$834,000	$365,058	$213,863	$8,669	$2,305,327

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, purchased credit impaired loans, and loans current on payments accruing interest by category at June 30, 2021 and December 31, 2020:

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual Loans	Total Loans
June 30, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$434,662	$—	$—	$273	$434,935
1-4 Family Residential Real Estate	325,100	385	—	639	326,124
1-4 Family HELOC	100,450	150	—	—	100,600
Multi-family and Commercial Real Estate	829,306	—	—	1,236	830,542
Construction, Land Development and Farmland	395,711	—	—	1,118	396,829
Consumer	222,527	1,293	9	721	224,550
Other	7,614	—	—	—	7,614
Total loans excluding PCI	$2,315,370	$1,828	$9	$3,987	$2,321,194
Total PCI loans	$1,619	$—	$—	$1,359	$2,978
Total loans	$2,316,989	$1,828	$9	$5,346	$2,324,172

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual Loans	Total Loans
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$458,974	$126	$—	$452	$459,552
1-4 Family Residential Real Estate	319,180	2,071	—	1,474	322,725
1-4 Family HELOC	100,501	10	—	—	100,511
Multi-family and Commercial Real Estate	832,697	150	—	496	833,343
Construction, Land Development and Farmland	363,376	—	—	906	364,282
Consumer	210,552	1,413	1	692	212,658
Other	8,669	—	—	—	8,669
Total loans excluding PCI	$2,293,949	$3,770	$1	$4,020	$2,301,740
Total PCI loans	$1,584	$37	$—	$1,966	$3,587
Total loans	$2,295,533	$3,807	$1	$5,986	$2,305,327

Approximately $2,136 and $2,438 of nonaccrual loans as of June 30, 2021 and December 31, 2020, respectively, were performing pursuant to their contractual terms at those dates. Mortgage loans held for sale are excluded from the loan tables herein and have $977 and $630 on nonaccrual as of June 30, 2021 and December 31, 2020, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$889	$919
1-4 Family Residential Real Estate	885	1,004
1-4 Family HELOC	19	19
Multi-family and Commercial Real Estate	1,218	1,325
Construction, Land Development and Farmland	944	992
Consumer	1,552	1,924
Total outstanding balance	5,507	6,183
Less remaining purchase discount	2,529	2,596
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$2,978	$3,587

Accretable yield, or income expected to be collected on PCI loans, is as follows:

	2021	2020
Balance at January 1,	$580	$98
New loans purchased	—	870
Accretion income	(38)	(80)
Balance at June 30,	$542	$888

On January 1, 2020 and April 1, 2020, the Company completed the TCB Holdings and FABK Transactions, respectively (see Note 11 for more information). As a result of the acquisitions, the Company recorded loans with an initial fair value of $170.0 million and $625.8 million, respectively. Of those loans, $1,688 and $4,668, respectively, were considered to be PCI loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

PCI loans purchased during the year ended December 31, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Tennessee Community Bank Holdings, Inc. acquisition on January 1, 2020	First Advantage Bancorp acquisition on April 1, 2020
Contractually required payments receivable of loans purchased during the year:	$2,799	$7,540
Nonaccretable difference	(980)	(2,133)
Cash flows expected to be collected at acquisition	$1,819	$5,407
Accretable yield	(131)	(739)
Fair value of acquired loans at acquisition	$1,688	$4,668

Impaired Loans

Individually impaired loans by class of loans were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded
Commercial, Industrial and Agricultural	$1,294	$245	$—	$1,400	$367	$—
1-4 Family Residential Real Estate	2,490	2,072	—	3,034	2,473	—
1-4 Family HELOC	311	298	—	130	124	—
Multi-family and Commercial Real Estate	6,856	5,407	—	4,549	3,161	—
Construction, Land Development and Farmland	6,619	6,234	—	6,809	6,452	—
Consumer	3,716	2,433	—	3,590	2,348	—
Subtotal	$21,286	$16,689	$—	$19,512	$14,925	$—
With an allowance recorded
Commercial, Industrial and Agricultural	$859	$847	$847	$859	$847	$717
1-4 Family Residential Real Estate	—	—	—	104	104	18
1-4 Family HELOC	—	—	—	—	—	—
Multi-family and Commercial Real Estate	—	—	—	—	—	—
Construction, Land Development and Farmland	—	—	—	—	—	—
Consumer	40	37	5	34	34	13
Subtotal	899	884	852	997	985	748
Total	$22,185	$17,573	$852	$20,509	$15,910	$748

The average recorded investment in impaired loans for the three and six months ended June 30, 2021, and 2020 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no allowance
Commercial, Industrial and Agricultural	$206	$2	$491	$9	$260	$10	$450	$14
1-4 Family Residential Real Estate	2,348	34	3,086	60	2,389	64	2,881	100
1-4 Family HELOC	299	3	382	—	241	6	296	—
Multi-family and Commercial Real Estate	4,949	74	4,575	162	4,353	179	4,103	215
Construction, Land Development and Farmland	6,518	76	2,730	33	6,496	186	3,971	87
Consumer	2,393	88	1,177	136	2,378	177	1,567	137
Subtotal	$16,713	$277	$12,441	$400	$16,117	$622	$13,268	$553

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With an allowance recorded
Commercial, Industrial and Agricultural	$847	$6	$923	$6	$847	$12	$898	$26
1-4 Family Residential Real Estate	—	—	—	—	35	—	35	—
1-4 Family HELOC	—	—	—	—	—	—	—	—
Multi-family and Commercial Real Estate	75	—	—	—	50	—	—	—
Construction, Land Development and Farmland	—	—	—	—	—	—	—	—
Consumer	51	1	2	—	45	1	13	—
Subtotal	$973	$7	$925	$6	$977	$13	$946	$26
Total	$17,686	$284	$13,366	$406	$17,094	$635	$14,214	$579

Restructured Loans

As of June 30, 2021 and December 31, 2020, the Company had recorded investments in troubled debt restructurings (“TDRs”) of $3,490 and $4,236, respectively. The Company did not allocate a specific allowance for those loans at June 30, 2021 and December 31, 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR modifications in the three months ending June 30, 2021. Modifications made during the six months ended June 30, 2020 are displayed below.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Commercial, Industrial and Agricultural	1	$150	$150
1-4 Family Residential	1	721	721
Multi-family and Commercial Real Estate	1	394	394
Total	3	$1,265	$1,265

Programs as part of COVID-19 Relief

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and subsequently amended, along with subsequent regulatory guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by U.S. GAAP beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals that remain on deferral at June 30, 2021, in connection with Company COVID-19 relief programs. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act.

	June 30, 2021
	Active Deferrals	% of Loans
Multi-family and Commercial	$54,984	2.37%
Construction, Land Development and Farmland	13,000	0.56%
Total	$67,984	2.93%

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As of June 30, 2021, the Company had 84 PPP loans outstanding amounting to $14.0 million which are included in the commercial, industrial, and agricultural segment. PPP loans do not have a corresponding allowance as they are fully guaranteed by the SBA. Fees range from 1% to 5% of the loan and are deferred and amortized over the life of the loan. As PPP loans are forgiven, any deferred loan fee or cost is recognized related to each individual loan. As of June 30, 2021, $69.4 million in PPP loans had cumulatively been forgiven of the $83.4 million in loan originations since the CARES Act’s inception.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest	$58	$148	$197	$148
Fees	729	284	1,632	284
Total PPP Income	$787	$432	$1,829	$432

NOTE 4 - DERIVATIVES

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $110,000 as of June 30, 2021 were designated as cash flow hedges of certain short-term interest-bearing liabilities and subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements. Losses of $2,859 were reclassified from accumulated other comprehensive income into net income during the periods presented related to the $50 million in swaps which were terminated.

Summary information related to the interest rate swaps designated as cash flow hedges as of June 30, 2021, is as follows:

Notional amounts	$110,000
Weighted average pay rates	1.63%
Weighted average receive rates	0.37%
Weighted average maturity	2.88 years
Unrealized losses	$2,645

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$10,000	$(532)	$10,000	$(690)
Short-term interest-bearing liabilities	100,000	(2,113)	150,000	(6,967)
Total included in other liabilities	$110,000	$(2,645)	$160,000	$(7,657)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income net of tax, relating to the cash flow derivative instruments for the three and six months ended June 30, 2021 and 2020, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest rate swaps - subordinate debentures	$49	$8	$117	$(281)
Interest rate swaps - interest-bearing liabilities	2,560	(810)	3,585	(4,856)
	$2,609	$(802)	$3,702	$(5,137)

Fair Value Hedges

Summary information related to the fair value hedges as of June 30, 2021, is as follows:

Notional amounts	$17,925
Weighted average pay rates	3.67%
Weighted average receive rates	1.13%
Weighted average maturity	7.58 years
Unrealized losses	$944

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to investments	17,925	(944)	18,525	(1,495)
Total included in other liabilities	$17,925	$(944)	$18,525	$(1,495)

The following table reflects the fair value hedges and the underlying hedged items included in the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, respectively:

		Three months ended June 30,		Six months ended June 30,
Item	Location	2021	2020	2021	2020
Interest rate swaps - securities	Interest on investment securities, nontaxable	$(117)	$(78)	$(238)	$(125)
Hedged item - securities	Interest on investment securities, nontaxable	$117	$78	$238	$125

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

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statement of income as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense before income taxes	$468	$485	$807	$834
Less: deferred tax benefit	(122)	(127)	(211)	(218)
Reduction of net income	$346	$358	$596	$616

Common Stock Options

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	116,621	$18.97	5.87 years	$304
Granted	—	$—
Exercised	(600)	$13.65		4
Forfeited or expired	(5,600)	$13.42
Outstanding at June 30, 2021	110,421	$19.28	5.66 years	$938
Exercisable at June 30, 2021	75,721	$16.94	4.90 years	$819

As of June 30, 2021, there was $164 of unrecognized future compensation expense to be recognized related to stock options. The cost is expected to be recognized over a weighted-average period of 2.51 years.

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the six months ended June 30, 2021:

	Restricted Stock Units		Restricted Stock
	Underlying Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021	132,650	$16.93	40,910	$26.82
Granted	70,655	26.07	—	—
Vested	—	—	(5,000)	24.76
Forfeited	(5,500)	16.20	—	—
Outstanding at June 30, 2021	197,805	$20.22	35,910	$27.10

As of June 30, 2021, there was $2,776 and $52 of unrecognized compensation cost related to non-vested restricted share units and restricted stock share awards, respectively. The cost is expected to be recognized over a weighted-average period of 2.39 years for the restricted stock units and 0.57 years for the restricted stock share awards. The total fair value of shares vested during six months ended June 30, 2021 was $121.

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action or affect the amount of dividends the Company and the Bank may distribute. Management believes that as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital amounts and ratios for Reliant Bancorp and the Bank are presented below as of June 30, 2021 and December 31, 2020.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Reliant Bancorp
Tier I leverage	$285,363	9.47%	$120,533	4.00%	$150,667	5.00%
Common equity tier I	273,553	10.18%	188,101	7.00%	174,665	6.50%
Tier I risk-based capital	285,363	10.62%	228,398	8.50%	214,963	8.00%
Total risk-based capital	365,942	13.62%	282,114	10.50%	268,680	10.00%
Bank
Tier I leverage	$334,911	11.14%	$120,255	4.00%	$150,319	5.00%
Common equity tier I	334,911	12.50%	187,550	7.00%	174,154	6.50%
Tier I risk-based capital	334,911	12.50%	227,739	8.50%	214,343	8.00%
Total risk-based capital	356,530	13.30%	281,471	10.50%	268,068	10.00%

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020
Reliant Bancorp
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity tier I	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity tier I	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic EPS Computation
Net income attributable to common shareholders	$13,045	$7,868	$25,194	$7,653
Weighted average common shares outstanding	16,616,888	16,496,817	16,616,034	14,196,254
Basic earnings per common share	$0.79	$0.48	$1.52	$0.54
Diluted EPS Computation
Net income attributable to common shareholders	$13,045	$7,868	$25,194	$7,653
Weighted average common shares outstanding	16,616,888	16,496,817	16,616,034	14,196,254
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	167,856	32,263	146,613	44,911
Adjusted weighted average common shares outstanding	16,784,744	16,529,080	16,762,647	14,241,165
Diluted earnings per common share	$0.78	$0.48	$1.50	$0.54

NOTE 8 - FAIR VALUES OF ASSETS AND LIABILITIES

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

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets
U. S. Treasury and other U. S. government agencies	$222	$—	$222	$—
State and municipal	187,534	—	187,534	—
Corporate bonds	28,082	—	28,082	—
Mortgage-backed securities	48,244	—	48,244	—
Asset-backed securities	2,613	—	2,613	—
Liabilities
Derivative liabilities	$3,589	$—	$3,589	$—
December 31, 2020
Assets
U. S. Treasury and other U. S. government agencies	$48	$—	$48	$—
State and municipal	200,988	—	200,988	—
Corporate bonds	24,113	—	24,113	—
Mortgage-backed securities	28,442	—	28,442	—
Asset-backed securities	3,062	—	3,062	—
Liabilities
Derivative liabilities	$9,152	$—	$9,152	$—

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of June 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets
Impaired loans	$16,721	$—	$—	$16,721
Other real estate	2,233	—	—	2,233
Other repossessions	1,161	—	—	1,161
December 31, 2020
Assets
Impaired loans	$15,162	$—	$—	$15,162
Other real estate	1,246	—	—	1,246
Other repossessions	1,424	—	—	1,424

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2021 and December 31, 2020:

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

Carrying amounts and estimated fair values of financial instruments not reported at fair value at June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$11,763	$11,763	$11,763	$—	$—
Interest-bearing deposits in financial institutions	43,676	43,676	43,676	—	—
Federal funds sold	656	656	—	656	—
Loans, net	2,300,176	2,330,188	—	—	2,330,188
Mortgage loans held for sale	229,418	231,779	—	231,779	—
Accrued interest receivable	14,492	14,492	—	14,492	—
Restricted equity securities	15,770	15,770	—	15,770	—
Financial liabilities
Deposits	$2,629,840	$2,631,464	$—	$—	$2,631,464
Accrued interest payable	1,967	1,967	—	1,967	—
Subordinate debentures	70,770	72,650	—	—	72,650
Federal Home Loan Bank advances	16,000	16,000	—	—	16,000

December 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,717	$13,717	$13,717	$—	$—
Interest-bearing deposits in financial institutions	79,756	79,756	79,756	—	—
Federal funds sold	1,572	1,572	—	1,572	—
Loans, net	2,280,147	2,293,723	—	—	2,293,723
Mortgage loans held for sale	147,524	149,342	—	149,342	—
Accrued interest receivable	14,889	14,889	—	14,889	—
Restricted equity securities	16,551	16,551	—	16,551	—
Financial liabilities
Deposits	$2,579,235	$2,583,525	$—	$—	$2,583,525
Accrued interest payable	2,571	2,571	—	2,571	—
Subordinate debentures	70,446	71,750	—	—	71,750
Federal Home Loan Bank advances	10,000	10,000	—	—	10,000

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

NOTE 9 - SEGMENT REPORTING

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

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended June 30, 2021
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$27,440	$1,121	$—	$28,561
Provision for loan losses	—	—	—	—
Noninterest income	5,335	3,251	(276)	8,310
Noninterest expense (excluding merger expense)	16,570	3,914	—	20,484
Merger expense	—	—	—	—
Income tax expense	3,160	42	—	3,202
Net income	13,045	416	(276)	13,185
Noncontrolling interest in net income of subsidiary	—	(416)	276	(140)
Net income attributable to common shareholders	$13,045	$—	$—	$13,045

	Three Months Ended June 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$29,420	$536	$—	$29,956
Provision for loan losses	3,000	—	—	3,000
Noninterest income	2,174	2,240	8	4,422
Noninterest expense (excluding merger expense)	16,433	3,199	—	19,632
Merger expense	2,632	—	—	2,632
Income tax (benefit) expense	1,661	(27)	—	1,634
Net (loss) income	7,868	(396)	8	7,480
Noncontrolling interest in net loss of subsidiary	—	396	(8)	388
Net income attributable to common shareholders	$7,868	$—	$—	$7,868

	Six months ended June 30, 2021
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$56,573	$2,014	$—	$58,587
Provision for loan losses	—	—	—	—
Noninterest income	7,744	8,284	(381)	15,647
Noninterest expense (excluding merger expense)	33,030	9,118	—	42,148
Merger expense	—	—	—	—
Income tax expense (benefit)	6,093	89	—	6,182
Net income (loss)	25,194	1,091	(381)	25,904
Noncontrolling interest in net loss of subsidiary	—	(1,091)	381	(710)
Net income attributable to common shareholders	$25,194	$—	$—	$25,194

	Six months ended June 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$46,202	$869	$—	$47,071
Provision for loan losses	5,900	—	—	5,900
Noninterest income	3,883	3,804	17	7,704
Noninterest expense (excluding merger expense)	28,894	6,150	—	35,044
Merger expense	6,818	—	—	6,818
Income tax expense (benefit)	820	(96)	—	724
Net income (loss)	7,653	(1,381)	17	6,289
Noncontrolling interest in net loss of subsidiary	—	1,381	(17)	1,364
Net income attributable to common shareholders	$7,653	$—	$—	$7,653

NOTE 10 – INCOME TAXES
Income tax expense for the three and six months ended June 30, 2021 totaled $3,202 and $6,182, respectively, compared to $1,634 and $724 for the three and six months ended June 30, 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 19.5% and 19.3%, respectively, compared to 17.9% and 10.3% for the three and six months ended June 30, 2020, respectively.

NOTE 11 - BUSINESS COMBINATIONS

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

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the three and six months ended June 30, 2021 and 2020 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2020. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first three and six months of 2020 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2020. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue(1)	$36,871	$34,378	$74,234	$61,644
Net interest income	$28,561	$29,956	$58,587	$52,709
Net income attributable to common shareholders	$13,045	$7,868	$25,194	$2,963
(1) Net interest income plus noninterest income

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Reliant Bancorp evaluated all events or transactions that occurred after June 30, 2021 through the date of the issued financial statements.

United Community Banks, Inc. (NASDAQGS: UCBI) (“United”) and Reliant Bancorp announced on July 14, 2021 the execution of a definitive merger agreement pursuant to which United will acquire Reliant Bancorp in an all-stock transaction with an aggregate value of approximately $517 million, or $30.58 per share of Reliant Bancorp common stock, based on United’s closing stock price of $31.07 on July 13, 2021. This agreement is subject to both regulatory and Reliant Bancorp shareholder approval.

On July 20, 2021, the board of directors of Reliant Bancorp declared a quarterly cash dividend of $0.12 per share payable on August 12, 2021 to shareholders of record as of the close of business on July 30, 2021.

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
Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Subsequent adoptions and changes to critical accounting policies during the six months ended June 30, 2021 are further described in Note 1 within "Part 1. Financial Information - Notes to consolidated financial statements" of this report.

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

The non-GAAP measures in this Quarterly Report include “adjusted net interest margin (NIM),” “adjusted net income,” “adjusted diluted earnings per share (EPS),” “adjusted annualized return on average assets (ROAA),” “adjusted annualized return on average equity (ROAE),” “adjusted annualized return on average tangible common equity (ROATCE),” “adjusted pre-tax pre-provision income,” “tangible common equity to tangible assets (TCE/TA),” “tangible book value per share,” “allowance for loan losses plus unaccreted loan purchase discounts to total loans,” “bank segment adjusted net income,” “bank segment adjusted noninterest expense,” and “bank segment adjusted efficiency ratio.”

Executive Overview and Earnings Summary

Net income attributable to common shareholders amounted to $13,045, or $0.79 per basic share, and $25,194, or $1.52 per basic share, for the three and six months ended June 30, 2021, respectively, compared to $7,868, or $0.48 per basic share and $7,653, or $0.54 per basic share for the same periods in 2020, respectively. Diluted net income attributable to common shareholders was $0.78 and $1.50 for the three and six months ended June 30, 2021, respectively, compared to $0.48 and $0.54 per share for the three and six months ended June 30, 2020, respectively.

The major components contributing to the change when compared to the prior year periods are a decrease of 4.7% for the three months ended June 30, 2021 and an increase of 24.5% for the six months ended June 30, 2021 in net interest income, an increase of 87.9% and 103.1% in noninterest income for the three and six months ended June 30, 2021, respectively, and a decrease of $3,000 and $5,900 in provision for loan losses for the three and six months ended June 30, 2021, respectively.

Tax-equivalent net interest margin decreased to 4.14% from 4.58% for the three months ended June 30, 2021 compared to 2020 and increased to 4.32% from 4.16% for the six months ended June 30, 2021 compared to the same periods in 2020. These and other components of earnings are discussed further below.

Selected Financial Data

(Dollar amounts in thousands, except per share amounts)	Three months ended,		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021		June 30, 2020
Selected Statement of Income Data
Total interest income	$35,095	$35,915	$69,477		$59,221
Total interest expense	6,534	5,959	10,890		12,150
Net interest income	28,561	29,956	58,587		47,071
Provision for credit loss	—	3,000	—		5,900
Total noninterest income	8,310	4,422	15,647		7,704
Total noninterest expense	20,484	22,264	42,148		41,862
Net income before income taxes	16,387	9,114	32,086	0	7,013
Income tax expense	3,202	1,634	6,182		724
Consolidated net income	13,185	7,480	25,904		6,289
Noncontrolling interest in net loss of subsidiary	(140)	388	(710)		1,364
Net income attributable to common shareholders	$13,045	$7,868	$25,194		$7,653
Per Common Share
Basic net income	$0.79	$0.48	$1.52		$0.54
Diluted net income	0.78	0.48	1.50		0.54
Adjusted diluted income (1)	0.78	0.60	1.50		0.90
Book value	20.77	17.77	20.77		17.77
Tangible book value(1)	16.88	13.96	16.88		13.96
Shares Outstanding
Basic weighted average common shares	16,616,888	16,496,817	16,616,034		14,196,254
Diluted weighted average common shares	16,784,744	16,529,080	16,762,647		14,241,165
Common shares outstanding at period end	16,672,511	16,631,604	16,672,511		16,631,604
Selected Balance Sheet Data
Loans, net of unearned income	$2,321,070	$2,317,324	$2,321,070		$2,317,324
Total assets	3,098,464	2,990,126	3,098,464		2,990,126
Customer deposits	2,320,054	2,177,734	2,320,054		2,177,734
Wholesale and institutional deposits	309,786	352,280	309,786		352,280
Total deposits	2,629,840	2,530,014	2,629,840		2,530,014
Total liabilities	2,752,175	2,694,583	2,752,175		2,694,583
Total shareholders' equity	346,289	295,543	346,289		295,543
Total liabilities and shareholders' equity	3,098,464	2,990,126	3,098,464		2,990,126
Selected Balance Sheet Data - Averages
Loans held for investment	$2,288,841	$2,302,639	$2,284,633		$1,957,834
Earning assets(1)	2,868,803	2,735,404	2,831,071		2,363,975
Total assets	3,088,329	2,956,942	3,050,929		2,569,376
Interest-bearing liabilities	2,113,993	2,158,990	2,096,711		1,878,376
Total liabilities	2,748,825	2,667,981	2,717,628		2,303,949
Total shareholders' equity	339,504	288,961	333,301		265,427

(Dollar amounts in thousands, except per share amounts)	Three months ended,		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selected Performance Ratios
Return on average assets (2)	1.69%	1.07%	1.67%	0.60%
Return on shareholders' equity (2)	15.41%	10.95%	15.24%	5.80%
Return on average tangible common equity (1) (2)	19.07%	14.04%	18.96%	7.66%
Average shareholders' equity to average assets	10.99%	9.77%	10.92%	10.33%
Net interest margin (tax-equivalent basis) (2)	4.14%	4.58%	4.32%	4.16%
Efficiency Ratio (tax-equivalent basis)	54.1%	62.7%	55.3%	73.9%
Bank Segment efficiency ratio (1)	50.6%	60.3%	51.4%	71.3%
Loans held for investment to deposits ratio	88.3%	91.6%	88.3%	91.6%
Interest Rates and Yields (2)
Yield on interest-earning assets	5.05%	5.45%	5.09%	5.20%
Yield on loans held for investment	5.58%	5.98%	5.60%	5.67%
Cost of interest-bearing liabilities	1.24%	1.11%	1.05%	1.30%
Adjust cost of interest-bearing liabilities (1)	0.70%	1.11%	0.77%	1.30%
Cost of funds	0.97%	0.91%	0.82%	1.08%
Adjusted cost of funds (1)	0.54%	0.91%	0.60%	1.08%
Cost of total deposits	0.83%	0.79%	0.67%	0.93%
Adjusted cost of total deposits (1)	0.41%	0.79%	0.47%	0.93%
Preliminary Consolidated Capital Ratios (3)
Tier 1 leverage	9.47%	8.47%	9.47%	8.47%
Common equity tier 1	10.18%	9.25%	10.18%	9.25%
Tier 1 risk-based capital	10.62%	9.71%	10.62%	9.71%
Total risk-based capital	13.62%	12.80%	13.62%	12.80%
Selected Asset Quality Measures
Allowance for loan losses to total loans	0.90%	0.79%	0.90%	0.79%
Allowance for loan losses and purchase loan discounts to total loans	1.46%	1.73%	1.46%	1.73%
Net (recoveries) charge offs	$(109)	$(116)	$(258)	$241
Net (recoveries) charge offs to average loans (2)	(0.02)%	(0.02)%	(0.02)%	0.02%
Total nonperforming loans held for investment (HFI)	$5,355	$7,549	$5,355	$7,549
Total nonperforming assets (4)	$9,726	$11,571	$9,726	$11,571
Nonperforming loans HFI to total loans HFI	0.23%	0.33%	0.23%	0.33%
Nonperforming assets to total assets	0.31%	0.39%	0.31%	0.39%
Nonperforming assets to total loans HFI and NPAs	0.42%	0.50%	0.42%	0.50%
(1) Certain measures are considered non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures”.
(2) Data has been annualized.
(3) Current quarter capital ratios are estimated.
(4) Nonperforming assets consist of nonperforming loans held for investment, nonperforming loans held for sale, repossessed assets, and other real estate.

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted net interest margin (1):
Net interest income	$28,561	$29,956	$58,587	$47,071
Add: tax equivalent interest income	1,021	1,161	2,040	1,854
Add: swap termination fees	2,859	—	2,859	—
Less: purchase accounting adjustments	(1,839)	(5,232)	(3,683)	(5,905)
Adjusted net interest income	$30,602	$25,885	$59,803	$43,020

	Three Months Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Average Earning Assets	$2,868,803	$2,735,404	$2,831,071	$2,363,975
Net interest margin-tax equivalent	4.14%	4.58%	4.32%	4.16%
Adjusted net interest margin	4.28%	3.81%	4.26%	3.66%

Adjusted net income (2):
Net income attributable to common shareholders	$13,045	$7,868	$25,194	$7,653
Add: merger related expenses	—	2,632	—	6,818
Less: income tax impact of merger related expenses	—	(565)	—	(1,597)
Adjusted net income	$13,045	$9,935	$25,194	$12,874

Adjusted diluted earnings per share:
Adjusted net income	$13,045	$9,935	$25,194	$12,874
Weighted average shares - diluted	16,784,744	16,529,080	16,762,647	14,241,165
Diluted earnings per share	$0.78	$0.48	$1.50	$0.54
Adjusted diluted earnings per share	$0.78	$0.60	$1.50	$0.90

Adjusted annualized return on average assets:
Adjusted net income	$13,045	$9,935	$25,194	$12,874
Average assets	3,088,329	2,956,942	3,050,929	2,569,376
Annualized return on average assets	1.69%	1.07%	1.67%	0.60%
Adjusted annualized return on average assets	1.69%	1.35%	1.67%	1.01%

Adjusted annualized return on average equity:
Adjusted net income	$13,045	$9,935	$25,194	$12,874
Average total shareholders' equity	339,504	288,961	333,301	265,427
Annualized return on average equity	15.41%	10.95%	15.24%	5.80%
Adjusted annualized return on average equity	15.41%	13.83%	15.24%	9.75%

Adjusted annualized return on average tangible common equity:
Average total shareholders' equity	$339,504	$288,961	$333,301	$265,427
Less: average intangible assets	(65,088)	(63,594)	(65,308)	(64,461)
Average tangible common equity	$274,416	$225,367	$267,993	$200,966
Adjusted net income	13,045	9,935	25,194	12,874
Annualized return on average tangible common equity	19.07%	14.04%	18.96%	7.66%
Adjusted annualized return on average tangible common equity	19.07%	17.73%	18.96%	12.88%

Adjusted pre-tax pre-provision income:
Income before provision for income taxes	$16,387	$9,114	$32,086	$7,013
Add: merger related expenses	—	2,632	—	6,818
Add: provision for loan losses	—	3,000	—	5,900
Adjusted pre-tax pre-provision income	$16,387	$14,746	$32,086	$19,731

	Three Months Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Tangible common equity to tangible assets:
Tangible common equity:
Total shareholders' equity	$346,289	$295,543	$346,289	$295,543
Less: intangible assets	(64,830)	(63,351)	(64,830)	(63,351)
Tangible common equity	$281,459	$232,192	$281,459	$232,192
Tangible assets:
Total assets	$3,098,464	$2,990,126	$3,098,464	$2,990,126
Less: intangible assets	(64,830)	(63,351)	(64,830)	(63,351)
Tangible assets	$3,033,634	$2,926,775	$3,033,634	$2,926,775
Total shareholders' equity to total assets	11.18%	9.88%	11.18%	9.88%
Tangible common equity to tangible assets	9.28%	7.93%	9.28%	7.93%

Tangible book value per share:
Tangible common equity	$281,459	$232,192	$281,459	$232,192
Total shares of common stock outstanding	16,672,511	16,631,604	16,672,511	16,631,604
Book value per common share	$20.77	$17.77	$20.77	$17.77
Tangible book value per share	$16.88	$13.96	$16.88	$13.96

Allowance for loan losses plus unaccreted loan purchase discounts:
Allowance for loan losses	$20,894	$18,237	$20,894	$18,237
Unaccreted loan purchase discounts	12,980	21,939	12,980	21,939
Allowance for loan losses plus unaccreted loan purchase discounts:	$33,874	$40,176	$33,874	$40,176
Total loans	2,321,070	2,317,324	2,321,070	2,317,324
Allowance for loan losses plus unaccreted purchased loan discounts to total loans	1.46%	1.73%	1.46%	1.73%
Allowance for loan losses to total loans	0.90%	0.79%	0.90%	0.79%

Bank segment adjusted net income:
Bank segment net income	$13,045	$7,868	$25,194	$7,653
Add: merger related expenses	—	2,632	—	6,818
Less: income tax impact of merger related expenses	—	(565)	—	(1,597)
Bank segment adjusted net income	$13,045	$9,935	$25,194	$12,874

Bank segment adjusted noninterest expense:
Bank segment noninterest expense	$16,570	$19,065	$33,030	$35,712
Add: merger related expenses	—	(2,632)	—	(6,818)
Bank segment adjusted noninterest expense	$16,570	$16,433	$33,030	$28,894

	Three Months Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Bank segment adjusted efficiency ratio:
Bank segment adjusted total revenues:
Bank segment net interest income	$27,440	$29,420	$56,573	$46,202
Add: Tax equivalent interest income	1,021	1,161	2,040	1,854
Add: Bank segment noninterest income	5,335	2,174	7,744	3,883
Less: Gains on sale of securities, OREO, premises and equipment (3)	(2,922)	(338)	(3,069)	(361)
Add: Swap termination fee (3)	2,859	—	2,859	—
Bank segment adjusted total revenues	$33,733	$32,417	$66,147	$51,578
Bank segment efficiency ratio	50.6%	60.3%	51.4%	71.3%
Bank segment adjusted efficiency ratio	49.1%	50.7%	49.9%	56.0%

Adjusted cost of funds:
Adjusted interest expense:
Interest Expense	$6,534	$5,959	$10,890	$12,150
Less: Swap termination fees	(2,859)	—	(2,859)	—
Adjusted interest expense	$3,675	$5,959	$8,031	$12,150
Average funds	2,711,181	2,627,565	2,678,277	2,268,700
Cost of funds	0.97%	0.91%	0.82%	1.08%
Adjusted cost of funds	0.54%	0.91%	0.60%	1.08%

Adjusted cost of interest-bearing liabilities:
Adjusted interest expense	$3,675	$5,959	$8,031	$12,150
Average interest-bearing liabilities	2,113,993	2,158,990	2,096,711	1,878,376
Cost of interest-bearing liabilities	1.24%	1.11%	1.05%	1.30%
Adjusted cost of interest-bearing liabilities	0.70%	1.11%	0.77%	1.30%

Adjusted cost of deposits:
Adjusted deposit expense:
Deposit expense	$5,541	$4,829	$8,940	$9,666
Less: Swap termination fees	(2,859)	—	(2,859)	—
Adjusted deposit expense	$2,682	$4,829	$6,081	$9,666
Average deposits	2,617,853	2,429,818	2,592,542	2,079,863
Cost of deposits	0.83%	0.79%	0.67%	0.93%
Adjusted cost of deposits	0.41%	0.79%	0.47%	0.93%

(1) Prior calculation of this measure removed tax credits related to certain tax-preference-qualified loans and tax-exempt securities. The Company views these credits as normal course of business and as such removal is unnecessary.
(2) The swap termination fees included in the adjusted net interest income calculation in the second quarter of 2021 were done so in conjunction with securities sales thereby nullifying the effects on net income. Therefore, we have not adjusted for these transactions as adjusted net income.
(3) Securities sold in the second quarter of 2021 were done in conjunction with the swap termination fees. Therefore, we have adjusted for both sides of this transaction.

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

See Note 11-Business Combinations for further information regarding our acquisition activity, assets acquired, and purchase price paid.

Coronavirus (COVID-19) Impact

During the current and prior fiscal year, the COVID-19 pandemic had a significant impact on our customers, associates, and communities, which collectively impacts our shareholders. Below is a summary of some of those impacts and our responses related to COVID-19.

As part of our pandemic response, we have encouraged a significant portion of our employees to work from home. We have also extended virtual medical coverage to all employees as well as provided pay to employees who may have been exposed. We are encouraging virtual meetings and conference calls in place of in-person meetings. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings has been mandated in all of our locations as required by local ordinances. We have welcomed back customers for lobby visits after a steady decline of COVID-19 case counts and hospitalizations were reported by the Tennessee Department of Health. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. Tennessee’s Governor Lee has declared that the pandemic state in Tennessee is no longer considered a health crisis, but a “managed public health issue” as businesses begin to return to normal operation and mask mandates are lifted. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and subsequently amended, along with subsequent regulatory guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by U.S. GAAP beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. As of June 30, 2021, the Company had $67,984 of loans modified. These deferrals typically ranged from sixty to ninety days per deferral and were not considered TDRs under the interagency regulatory guidance or the CARES Act.

The Company is participating in the Paycheck Protection Program ("PPP") under the CARES Act, which is being administered by the SBA. As of June 30, 2021 the Bank had 84 PPP loans outstanding totaling $14.0 million with $69.4 million in PPP loans forgiven and repaid to date.

At June 30, 2021, our level of nonperforming assets was 0.31% of total assets and was not materially impacted by the economic pressures of COVID-19. We are closely monitoring credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and other clients.

We are in regular communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. In the quarter ended June 30, 2021 we did not increase our allowance for loan loss through a provision as loan growth was minimal during the quarter and economic factors have considerably improved, partially due to the federal stimulus programs.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended June 30, 2021, and 2020 (dollars in thousands):

	Three Months Ended June 30,						Change
	2021			2020
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans (2) (3)	$2,288,841	5.12	$28,539	$2,302,639	5.68	$31,708	$(189)	$(3,103)	$(3,292)
Loan fees	—	0.46	2,644	—	0.30	1,739	905	—	905
Loans with fees	2,288,841	5.58	31,183	2,302,639	5.98	33,447	716	(3,103)	(2,387)
Mortgage loans held for sale	232,850	3.11	1,807	85,313	3.84	815	1,115	(123)	992
Deposits with banks	58,619	0.36	52	66,052	0.30	50	(3)	5	2
Investment securities - taxable	73,368	3.62	663	66,234	0.78	128	15	520	535
Investment securities - tax-exempt (4)	197,309	3.19	1,216	193,216	3.51	1,317	36	(154)	(118)
Restricted equity securities and other	17,816	3.92	174	21,950	2.90	158	(18)	34	16
Total earning assets	2,868,803	5.05	35,095	2,735,404	5.45	35,915	1,861	(2,821)	(960)
Nonearning assets	219,526			221,538
Total assets	$3,088,329			$2,956,942
Interest bearing liabilities
Interest bearing demand	412,117	0.21	216	279,092	0.31	218	(6)	4	(2)
Savings and money market	972,082	0.27	647	731,278	0.81	1,476	809	(1,638)	(829)
Time deposits - retail	443,512	0.94	1,042	749,566	1.19	2,217	(776)	(399)	(1,175)
Time deposits - wholesale	192,954	7.56	3,636	201,307	1.83	918	(37)	2,755	2,718
Total interest-bearing deposits	2,020,665	1.10	5,541	1,961,243	0.99	4,829	(9)	721	712
Federal Home Loan Bank advances and other borrowings	22,582	0.23	13	127,350	0.47	148	(83)	(52)	(135)
Subordinated debt	70,746	5.56	980	70,397	5.61	982	3	(5)	(2)
Total borrowed funds	93,328	4.27	993	197,747	2.30	1,130	(81)	(56)	(137)
Total interest-bearing liabilities	2,113,993	1.24	6,534	2,158,990	1.11	5,959	(90)	665	575
Net interest spread (5)		3.81	$28,561		4.34	$29,956	$1,951	$(3,486)	$(1,535)
Noninterest bearing deposits	597,188	(0.27)		468,575	(0.20)
Other noninterest bearing liabilities	37,644			40,416
Shareholders' equity	339,504			288,961
Total liabilities and shareholders' equity	$3,088,329			$2,956,942
Cost of funds		0.97			0.91
Net interest margin (6)		4.14			4.58
(1)    Calculated using daily averages.

(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects tax-exempt interest and state tax credits received on low or zero percent interest loans made to construct low income housing of $667 and $790, for the three months ended June 30, 2021 and June 30, 2020, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.
(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

For the three months ended June 30, 2021, we recorded net interest income on a tax-equivalent basis of approximately $29,582 which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.14% as compared to 4.58% for the three months ended June 30, 2020. This decrease was primarily due to an increase in our cost of funds due to a $2,859 swap termination fee incurred during the quarter. The adjusted net interest margin, which excludes this fee impact as well as the benefits from purchase accounting accretion, showed continued improvement as it increased 47 basis points from the prior year to 4.28%. Net income and earnings per share during the quarter were not affected by this termination fee as securities were sold for a gain of $2,966 to offset the swap termination transaction.

The components of our loan yield, a key driver to our NIM for the three months ended June 30, 2021, and June 30, 2020, were as follows:

	Three months ended June 30,
	2021		2020
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$26,707	4.68%	$27,468	4.80%
Origination and other fee income (2)	2,644	0.46%	1,739	0.30%
Accretion on purchased loans	1,832	0.32%	4,240	0.74%
Loan tax credits	667	0.12%	790	0.14%
Tax-equivalent loan interest income	$31,850	5.58%	$34,237	5.98%
(1)    Includes $58 and $148 in loan contractual interest related to PPP loans for the three months ended June 30, 2021 and June 30, 2020, respectively.
(2)    Includes $729 and $284 in PPP related fees for the three months ended June 30, 2021 and June 30, 2020, respectively.

Our combined loan and loan fee yield decreased from 5.98% to 5.58% for the three months ended June 30, 2021 compared to the same period in 2020 as purchase accounting accretion decreased during the quarter. Our year-over-year average loan volume decreased by approximately 0.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. However, when PPP loans are excluded, average loan volume increased by 0.9%.

Accretion on purchased loans contributed 32 basis points to the NIM for three months ended June 30, 2021 compared to the 74 basis points contributed in the comparable period in 2020, and $13.0 million of purchase accounting accretion remained as of June 30, 2021. Contractual interest and origination fees on PPP loans contributed 8 basis points to the NIM for the three months ended June 30, 2021 as fees are recognized upon forgiveness compared to decreasing NIM by 7 basis points in the comparable period in 2020 due to the low comparative loan yield driven by the increased PPP loan volume in 2020. We anticipate recognizing $184 in deferred origination fees over the remaining life of the PPP loan portfolio.

Our cost of funds increased to 0.97% from 0.91% for the three months ended June 30, 2021 compared to the same period in 2020 due to the swap termination fees realized in interest expense. Cost of funds excluding this fee decreased 37 basis points as rates continue to decline and our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. Average retail time deposits decreased 40.8% year-over-year compared to the increase in average total deposits of 7.7%. In addition to the 4 basis point increase in cost of deposits, or 38 basis point decrease when excluding swap termination fees, cost of funds benefited from a decrease in the cost of FHLB advances of 24 basis points as the average balance decreased 82.3% as a result of the prepayments in the fourth quarter of 2020.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the six months ended June 30, 2021, and 2020 (dollars in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			Change
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans (2) (3)	$2,284,633	5.13	$56,828	$1,957,834	5.40	$51,463	$12,434	$(6,847)	$5,587
Loan fees	—	0.47	5,344	—	0.27	2,629	2,715	—	2,715
Loans with fees	2,284,633	5.60	62,172	1,957,834	5.67	54,092	15,149	(6,847)	8,302
Mortgage loans held for sale	201,473	3.14	3,138	66,499	4.16	1,375	2,783	(1,020)	1,763
Deposits with banks	60,270	0.34	103	54,817	0.64	174	45	(116)	(71)
Investment securities - taxable	69,455	3.70	1,273	70,461	1.65	579	(26)	720	694
Investment securities - tax-exempt (4)	197,670	3.22	2,441	195,228	3.54	2,688	117	(400)	(283)
Restricted equity securities and other	17,570	4.02	350	19,136	3.29	313	(66)	103	37
Total earning assets	2,831,071	5.09	69,477	2,363,975	5.20	59,221	18,002	(7,560)	10,442
Nonearning assets	219,858			205,401
Total assets	$3,050,929			$2,569,376
Interest bearing liabilities
Interest bearing demand	395,011	0.25	488	232,664	0.27	318	238	(68)	170
Savings and money market	936,958	0.32	1,486	595,517	0.85	2,506	2,535	(3,555)	(1,020)
Time deposits - retail	468,869	1.05	2,446	645,769	1.47	4,713	(1,110)	(1,157)	(2,267)
Time deposits - wholesale	210,138	4.34	4,520	215,589	1.99	2,129	(162)	2,553	2,391
Total interest-bearing deposits	2,010,976	0.90	8,940	1,689,539	1.15	9,666	1,501	(2,227)	(726)
Federal Home Loan Bank advances and other borrowings	15,066	0.23	17	118,335	0.86	509	(267)	(225)	(492)
Subordinated debt	70,669	5.52	1,933	70,502	5.63	1,975	12	(54)	(42)
Total borrowed funds	85,735	4.59	1,950	188,837	2.65	2,484	(255)	(279)	(534)
Total interest-bearing liabilities	2,096,711	1.05	10,890	1,878,376	1.30	12,150	1,246	(2,506)	(1,260)
Net interest spread (5)		4.04	$58,587		3.90	$47,071	$16,756	$(5,054)	$11,702
Noninterest bearing deposits	581,566	(0.23)		390,324	(0.22)
Other noninterest bearing liabilities	39,351			35,249
Shareholders' equity	333,301			265,427
Total liabilities and shareholders' equity	$3,050,929			$2,569,376
Cost of funds		0.82			1.08
Net interest margin (6)		4.32			4.16
(1)    Calculated using daily averages.
(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects tax-exempt interest and state tax credits received on low or zero percent interest loans made to construct low income housing of $1,328 and $1,106, for the six months ended June 30, 2021 and June 30, 2020, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.
(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

For the six months ended June 30, 2021, we recorded net interest income on a tax-equivalent basis of approximately $60,627 which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.32% compared to 4.16% for the six months ended June 30, 2020. This increase was primarily driven by an increase in average loan balances and a decrease in the Company's use of retail time deposits which have a higher interest rate as well as an overall decline in the interest rate environment.

The components of our loan yield, a key driver to our NIM for the six months ended June 30, 2021, and June 30, 2020, were as follows:

	Six months ended June 30,
	2021		2020
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Interest rate on loans held for investment (1)	$53,197	4.69%	$46,701	4.80%
Origination and other fee income (2)	5,344	0.47%	2,629	0.27%
Accretion on purchased loans	3,631	0.32%	4,762	0.49%
Loan tax credits	1,328	0.12%	1,106	0.11%
Tax-equivalent loan interest income	$63,500	5.60%	$55,198	5.67%
(1)    Includes $197 and $148 in loan contractual interest related to PPP loans for the six months ended June 30, 2021 and June 30, 2020, respectively.
(2)    Includes $1,632 and $284 in PPP related fees for the six months ended June 30, 2021 and June 30, 2020, respectively.

Our combined loan and loan fee yield increased from 5.07% to 5.16% for the six months ended June 30, 2021 compared to the same period in 2020. The effects of the declining interest rate environment were offset by the realization of additional interest income related to the FABK acquisition which occurred on April 1, 2020. Our year-over-year average loan volume increased by approximately 16.7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and was largely driven by the FABK Transaction.

Accretion on purchased loans contributed 32 basis points to the NIM for six months ended June 30, 2021 compared to the 49 basis points contributed in the comparable period in 2020. Contractual interest and origination fees on PPP loans attributed 6 basis points to the NIM for the six months ended June 30, 2021 as fees are recognized upon forgiveness as compared to decreasing NIM by 3 basis points in the comparable period in 2020 due to the increased PPP loan volume in 2020 compared the loan yield in 2020.

Our cost of funds decreased to 0.82% from 1.08% for the six months ended June 30, 2021 compared to the same period in 2020 as rates continue to decline and our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. When excluding the swap termination fees, cost of funds decreased 48 basis points to 0.60%. Average retail time deposits decreased 27.4% year-over-year compared to the increase in average total deposits of 24.6%. In addition to the 26 basis point decrease in cost of deposits, or 46 basis points adjusted for swap termination fees, cost of funds benefited from a decrease in the cost of FHLB advances of 63 basis points as the average balance decreased 87.3% as a result of the prepayments in the fourth quarter of 2020.

Provision for Loan Losses

We did not record a provision for loan losses for the three and six months ended June 30, 2021 compared to $3,000 and $5,900 recorded in the three and six months ended June 30, 2020, respectively. The provision expense for the three and six months ended June 30, 2020 can be primarily attributed to the expected downturn in the economy due to COVID-19 as well as the growth in the loan portfolio, whereas, the three months ended June 30, 2021 experienced minimal growth in the loan portfolio. Additionally, economic outlooks have improved, in part due to the federal stimulus programs and vaccine rollouts.

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

Noninterest Income
Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three and six months ended June 30, 2021, and 2020 (dollars in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Non-Interest Income
Service charges and fees on deposits	$1,656	$1,381	19.9%	$3,217	$2,589	24.3%
Gains on mortgage loans sold, net	2,978	2,248	32.5%	7,906	3,821	106.9%
Gain (loss) on securities transactions, net	2,966	327	807.0%	3,095	327	846.5%
Bank-owned life insurance	556	392	41.8%	991	687	44.3%
Brokerage revenue	84	45	86.7%	153	77	98.7%
Miscellaneous noninterest income	70	29	141.4%	311	169	84.0%
Total noninterest income	$8,310	$4,422	87.9%	$15,647	$7,704	103.1%

The most significant reasons for the changes in total noninterest income during the three and six months ended June 30, 2021 compared to the same periods in 2020 are the fluctuation in gains on mortgage loans sold, net as well as the increase in service charges and gain on securities transactions.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing structure to help attract and retain customers. The increase in service charges and fees was driven primarily by the incremental increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. All of these loan sales transfer servicing rights to the buyer. The mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, and economic conditions. Mortgage production, especially refinance activity, typically rises in declining interest rate environments. Mortgage loans originated or purchased through correspondents for resale totaled $282,505 and $593,801 in three and six months ended June 30, 2021, respectively, as compared to $95,070 and $184,146 in the same periods in 2020 as a result of the productive market conditions produced by the low interest rate environment.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the six months ended June 30, 2021, the Company sold securities totaling $35,751 with a gain of $3,095. Of this gain, $2,859 was realized to offset the effects of the swap termination fees incurred in the second quarter. During the six months ended June 30, 2020, the Company sold securities classified as available for sale which were acquired in the TCB Holdings transaction totaling $103,668. No gain was recognized as the securities were sold at the fair value for which they were acquired.

Noninterest income also includes income from bank-owned life insurance (“BOLI”), which increased during the three and six months ended June 30, 2021 when compared to the the same period in 2020, driven by the additional policies acquired from the FABK and TCB Holdings transactions as well as additional policies purchased in 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$12,793	$12,464	2.6%	$26,145	$21,701	20.5%
Occupancy	1,999	2,026	(1.3)%	4,007	3,512	14.1%
Data processing and software	2,262	2,026	11.6%	4,491	3,845	16.8%
Professional fees	358	680	(47.4)%	1,601	1,158	38.3%
Regulatory fees	343	537	(36.1)%	704	991	(29.0)%
Merger expenses	—	2,632	(100.0)%	—	6,818	(100.0)%
Other operating expense	2,729	1,899	43.7%	5,200	3,837	35.5%
Total noninterest expense	$20,484	$22,264	(8.0)%	$42,148	$41,862	0.7%

Noninterest expense decreased during the three months ended June 30, 2021 when compared to June 30, 2020 which is primarily driven by the merger expenses incurred in 2020 and offset by the incremental costs incurred following the TCB Holdings and FABK transactions. Noninterest expense increased during the six months ended June 30, 2021 when compared to June 30, 2020 which is primarily driven by the incremental costs incurred following the TCB Holdings and FABK transactions offset by the merger expenses incurred in 2020.

The 2.6% and 20.5% increase in salaries and employee benefits during the three and six months ended June 30, 2021, respectively, when compared to June 30, 2020 is primarily attributable to the increase in employees from the FABK transaction as well as our year-over-year growth. While staffing levels have normalized, we experienced an overall increase in average FTEs from 369 for the three months ended June 30, 2020 to 423 for the three months ended June 30, 2021, or 359 for the six months ended June 30, 2020 to 424 for the six months ended June 30, 2021.

Occupancy costs decreased by $27 or 1.3% during the three months ended June 30, 2021 and increased $495, or 14.1% during the six months ended June 30, 2021 compared to the same periods in 2020 as the FABK Transaction and the expansion of RMV increased costs in 2020 and is offset by the branch justification project that has resulted in the announced closure of one branch and the intent to close two additional branches later in 2021.

Data processing and software expense increased during the three and six months ended June 30, 2020 to June 30, 2021 and is mainly attributable to an increased volume of accounts and transactions services as well as continued investments in information technology infrastructure. Both the volume and location increases are primarily due to the FABK Transaction and the expansion of RMV.

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

Our efficiency ratio of our banking segment was 50.6% and 51.4% for the three and six months ended June 30, 2021, respectively, compared to 60.3% and 71.3% for the same periods in 2020. Our adjusted efficiency ratio, on a tax-equivalent basis, was 49.1% and 49.9% for the three and six months ended June 30, 2021, respectively, compared to 50.7% and 56.0% for the same periods in 2020. See “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report for the reconciliation of the adjusted efficiency ratio.

Income Taxes
During the three and six months ended June 30, 2021 we recorded consolidated income tax expense of $3,202 and $6,182, respectively, as compared to $1,634 and $724 for the same periods in 2020. This represents consolidated effective tax rates for the three and six month ended June 30, 2021 of 19.5% and 17.9%, respectively, compared to 19.3% and 10.3% for the same periods in 2020. When evaluating the bank segment alone, this ratio was 19.5% for both the three and six months ended June 30, 2021, respectively, as compared to 17.4% and 9.7% for the same period in 2020.

Non-controlling Interest in Operating Results of Subsidiary

Our non-controlling interest in operating results of subsidiary is solely attributable to the RMV minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net income of $140 and $710 for the three and six months ended June 30, 2021, respectively, compared to net loss of $388 and $1,364 for the same periods in 2020. The improvements in operating results is mainly attributable to the productive market conditions produced by the low interest rate environment. Also, see Note 9 to our consolidated financial statements for segment reporting.

FINANCIAL CONDITION

Overview

The Company’s total assets were $3,098,464 at June 30, 2021 and $3,026,535 at December 31, 2020, an increase of 2.4%. Total liabilities were $2,752,175 at June 30, 2021 and $2,704,562 at December 31, 2020, an increase of 1.8%. The increase in liabilities was substantially attributable to the increase in deposits of $50,605, or 2.0%. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. The competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume, as well as economic conditions. Early payoffs typically increase in falling rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. Total loans, net of allowance for loan losses, at June 30, 2021, and December 31, 2020, were $2,300,176 and $2,280,147, respectively, representing an increase of 0.9%, or 3.2% when PPP loans are excluded.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$435,093	18.7%	$459,739	19.9%
Real estate:
1-4 Family Residential	326,768	14.1%	323,473	14.0%
1-4 Family HELOC	100,614	4.3%	100,525	4.4%
Multifamily and Commercial	831,093	35.8%	834,000	36.2%
Construction, Land Development and Farmland	397,557	17.1%	365,058	15.8%
Consumer	225,433	9.7%	213,863	9.3%
Other	7,614	0.3%	8,669	0.4%
	2,324,172	100.0%	2,305,327	100.0%
Less:
Deferred loan fees	3,102		4,544
Allowance for loan losses	20,894		20,636
Loans, net	$2,300,176		$2,280,147

The table below provides a summary of PCI loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Commercial, Industrial and Agricultural	$889	$919
Real estate:
1-4 Family Residential	885	1,004
1-4 Family HELOC	19	19
Multifamily and Commercial	1,218	1,325
Construction, Land Development and Farmland	944	992
Consumer	1,552	1,924
Total gross PCI loans	5,507	6,183
Less:
Remaining purchase discount	2,529	2,596
Allowance for loan losses	—	—
Loans, net	$2,978	$3,587

Commercial, industrial and agricultural loans above consist solely of loans made to U.S.-domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans were $435,093 at June 30, 2021 and decreased by 5.4% compared to $459,739 at December 31, 2020 which was largely driven by PPP loan forgiveness.

Real estate loans comprised 71.3% of the loan portfolio at June 30, 2021. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company increased the residential portfolio 0.8% from December 31, 2020 to June 30, 2021. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied commercial real estate properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans were $831,093 at June 30, 2021 and decreased 0.3% compared to the $834,000 held as of December 31, 2020. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, and automobile and other consumer loans. Our consumer loans experienced an increase from

December 31, 2020, to June 30, 2021, of 5.4% primarily due to the $14,759 increase in loans to finance manufactured homes that are not secured by real estate.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 12.2% from December 31, 2020 to June 30, 2021 due to loan payments.

The repayment of loans is a source of additional liquidity. The following table sets forth the loans repricing or maturing within specific intervals at June 30, 2021, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$701,267	$1,275,256	$347,649	$2,324,172
Fixed interest rate				$1,224,723
Variable interest rate				1,099,449
Total				$2,324,172

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

Allowance for Loan Losses

At June 30, 2021, the allowance for loan losses was $20,894 compared to $20,636 at December 31, 2020. The allowance for loan losses as a percentage of total loans was 0.90% at June 30, 2021 compared to 0.90% at December 31, 2020.

The following table sets forth the activity in the allowance for loan losses for the periods presented.
Analysis of Changes in Allowance for Loan Losses

	June 30, 2021	June 30, 2020
Beginning Balance, January 1, 2021 and 2020, respectively	$20,636	$12,578
Loans charged off:
Commercial, Industrial and Agricultural	(32)	(539)
Real estate:
1-4 Family Residential	(21)	(60)
1-4 Family HELOC	—	(98)
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	(114)
Consumer	(454)	(295)
Other	—	—
Total loans charged off	(507)	(1,106)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	301	70
Real estate:
1-4 Family Residential	96	747
1-4 Family HELOC	5	3
Multifamily and Commercial	215	11
Construction, Land Development and Farmland	91	4
Consumer	57	30
Other	—	—
Total loan recoveries	765	865
Net recoveries (charge-offs)	258	(241)
Provision for loan losses	—	5,900
Total allowance for loan losses at end of period	$20,894	$18,237
Allowance for loan losses to total loans, net	0.90%	0.79%
Net (recoveries) charge-offs to average loans outstanding	(0.02)%	0.02%

While no portion of the allowance for loan losses is in any way restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2021			December 31, 2020
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$6,614	31.7%	18.7%	$5,441	26.4%	19.9%
Real estate:
1-4 Family Residential	1,923	9.2%	14.1%	2,445	11.8%	14.0%
1-4 Family HELOC	610	2.9%	4.3%	1,416	6.9%	4.4%
Multifamily and Commercial	8,498	40.7%	35.8%	8,535	41.4%	36.2%
Construction, Land Development and Farmland	2,011	9.6%	17.1%	1,841	8.9%	15.8%
Consumer	1,222	5.8%	9.7%	928	4.5%	9.3%
Other	16	0.1%	0.3%	30	0.1%	0.4%
	$20,894	100.0%	100.0%	$20,636	100.0%	100.0%

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

The following table provides information with respect to the Company’s nonperforming assets.

	June 30, 2021	December 31, 2020
Total nonperforming loans	$5,355	$5,987
Foreclosed real estate ("OREO")	2,233	1,246
Repossessed collateral	1,161	1,424
Mortgage Loans HFS	977	630
Total nonperforming assets	$9,726	$9,287
Total nonperforming loans HFI as a percentage of total loans HFI	0.23%	0.26%
Total nonperforming assets as a percentage of total assets	0.31%	0.31%
Allowance for loan losses as a percentage of nonperforming loans HFI	390.18%	344.68%
Troubled Debt Restructurings ("TDRs")	$3,490	$4,236
TDRs as a percentage of total loans	0.15%	0.18%

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

Securities totaled $266,695 at June 30, 2021, in comparison to the $256,653 in securities balances at December 31, 2020. This increase can largely be attributed to the Company's investment in state and municipal bonds and mortgage backed securities during the period of $48,070. Activity during the six months ended June 30, 2021 includes the sale of $35,751 of securities as well as $1,779 of principal paydowns, calls, and maturities.

Restricted equity securities totaled $15,770 and $16,551 at June 30, 2021, and December 31, 2020, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category, for the periods presented:

	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$222	222	0.08%	$47	48	0.02%
State and municipal bonds	174,093	187,534	70.32%	184,102	200,988	78.31%
Corporate bonds	27,000	28,082	10.53%	23,750	24,113	9.40%
Mortgage-backed securities	47,908	48,244	18.09%	28,084	28,442	11.08%
Asset-backed securities	2,634	2,613	0.98%	3,083	3,062	1.19%
Total	$251,857	266,695	100.00%	$239,066	256,653	100.00%

The table below summarizes the contractual maturities of securities at June 30, 2021:

	Amortized Cost	Estimated Fair Value
Due within one year	$222	$223
Due in one to five years	2,085	2,129
Due in five to ten years	33,773	35,729
Due after ten years	165,235	177,757
Mortgage-backed securities	47,908	48,244
Asset-backed securities	2,634	2,613
Total	$251,857	$266,695

Premises and Equipment

Premises and equipment, net, totaled $29,183 at June 30, 2021 compared to $31,462 at December 31, 2020, a net decrease of $2,279, or 7.2%. Premises and equipment purchases amounted to approximately $261 during the six months ended June 30, 2021 and were mainly incurred for additional leasehold improvements and equipment for our branches and mortgage locations while depreciation expense amounted to $1,455. Retired bank facilities of $990 were transferred to other real estate owned during the second quarter of 2021.

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

At June 30, 2021, total deposits were $2,629,840, an increase of $50,605, or 2.0%, compared to $2,579,235 at December 31, 2020. During the six months ended June 30, 2021, noninterest bearing demand deposits increased by $27,266, interest-bearing demand deposits increased by $90,769, savings and money market deposits increased by $146,192, and time deposits decreased by $213,622. Our team continues to focus on retaining low cost customer deposits while decreasing higher cost time deposits.

The following table sets forth the distribution by type of our deposit accounts as well as year-to-date average rates for the dates indicated:

	June 30, 2021			December 31, 2020
	Ending Balance	% of Total Deposits	Average Rate	Ending Balance	% of Total Deposits	Average Rate
Noninterest-bearing demand	$602,555	22.9%	—%	$575,289	22.3%	—%
Interest bearing demand	441,161	16.8%	0.25%	$350,392	13.6%	0.30%
Savings and money market	1,003,402	38.2%	0.32%	$857,210	33.2%	0.67%
Time deposits - retail	445,432	16.9%	1.05%	527,985	20.5%	1.19%
Time deposits - wholesale	137,290	5.2%	4.34%	268,359	10.4%	1.77%
Total deposits	$2,629,840	100.00%	0.67%	$2,579,235	100.00%	0.73%

Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of Operations" discussion.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at June 30, 2021:

June 30, 2021
Twelve months or less	$127,701
Over twelve months through three years	21,306
Over three years	3,345
Total	$152,352

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(4.0)%	(15)%	(7.4)%	(15)%
-100 bp	(2.7)%	(10)%	(5.3)%	(10)%
+100 bp	2.3%	(10)%	4.9%	(10)%
+200 bp	5.1%	(15)%	9.6%	(15)%
+300 bp	8.3%	(20)%	14.7%	(20)%
+400 bp	11.5%	(25)%	19.8%	(25)%

We were in compliance with our earnings simulation model policies as of June 30, 2021, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At June 30, 2021, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At June 30, 2021, FHLB advances totaled $16,000 compared to $10,000 as of December 31, 2020.

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly-owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018. As of June 30, 2021, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

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

Capital

Shareholders’ equity was $346,289 at June 30, 2021, an increase of $24,316, or 7.6%, from $321,973 at December 31, 2020, mainly due to net income and other comprehensive income of $2,078. This increase was primarily offset by dividends declared of $4,034. Contributions from the noncontrolling interest of $710 were recognized in the six months ended June 30, 2021. The increase in shareholders' equity mitigated by the growth in the Bank's assets led to an increase in the Bank’s June 30, 2021 Tier 1 leverage ratio to 11.14% compared with 10.64% at December 31, 2020. See other ratios discussed further below. Additionally, the subordinated debentures qualified as Tier 1 and Total risk-based capital for the Company due to asset size at the time of issuance.

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

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2021 and December 31, 2020 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Company
Tier I leverage	$285,363	9.47%	$120,533	4.00%	$150,667	5.00%
Common equity Tier 1	273,553	10.18%	188,101	7.00%	174,665	6.50%
Tier I risk-based capital	285,363	10.62%	228,398	8.50%	214,963	8.00%
Total risk-based capital	365,942	13.62%	282,114	10.50%	268,680	10.00%
Bank
Tier I leverage	$334,911	11.14%	$120,255	4.00%	$150,319	5.00%
Common equity Tier 1	334,911	12.50%	187,550	7.00%	174,154	6.50%
Tier I risk-based capital	334,911	12.50%	227,739	8.50%	214,343	8.00%
Total risk-based capital	356,530	13.30%	281,471	10.50%	268,068	10.00%

December 31, 2020
Company
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity Tier 1	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity Tier 1	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%

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

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments of the Company were as follows at June 30, 2021:

June 30, 2021
Unused lines of credit	$628,183
Standby letters of credit	31,752
Total commitments	$659,935

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Reliant Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1, 2021 to April 30, 2021	297	$28.50	—	$10,000
May 1, 2021 to May 31, 2021	593	$27.63	—	$10,000
June 1, 2021 to June 30, 2021	—	$—	—	$10,000
Total	890	$28.50	—	$10,000
(1)During the quarter ended June 30, 2021, 3,000 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 890 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On January 26, 2021, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $10 million of outstanding Reliant Bancorp Common Stock (the "Repurchase Plan"). As of June 30, 2021, Reliant Bancorp had not repurchased any shares of Reliant Bancorp Common Stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. The Repurchase Plan is effective through December 31, 2021.

Item 6.         Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2021, by and between Reliant Bancorp, Inc. and United Community Banks, Inc. (incorporated by reference to Exhibit 2.1 of Reliant Bancorp’s Current Report on Form 8-K filed on July 15, 2021).

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

10.1

Employment Agreement, dated April 26, 2021, by and among DeVan Ard, Jr., Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.1 of Reliant Bancorp’s Current Report on Form 8-K filed on April 28, 2021).

10.2
Employment Agreement, dated April 26, 2021, by and among John R. Wilson, Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.2 of Reliant Bancorp’s Current Report on Form 8-K filed on April 28, 2021).

10.3
Employment Agreement, dated April 26, 2021, by and among Jerry Cooksey, Reliant Bancorp, Inc., and Reliant Bank (incorporated by reference to Exhibit 10.3 of Reliant Bancorp’s Current Report on Form 8-K filed on April 28, 2021).

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

RELIANT BANCORP, INC.

August 5, 2021	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	/s/ Jerry Cooksey
Jerry Cooksey
Chief Financial Officer
(Principal Financial Officer)