Form 10-Q
period 2021-09-30
Reliant Bancorp, Inc.
filed 2021-11-05
CIK 1606440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 4, 2021 was 16,576,680 excluding 108,130 unexchanged shares in connection with acquisitions.

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
(23) the ability to meet expectations regarding the timing and completion and accounting and tax treatment of the pending transaction with United Community Banks, Inc. (“UCBI”) (the “Transaction”);
(24) the effect of the announcement and pendency of the Transaction on customer, supplier, or employee relationships and operating results (including without limitation difficulties in maintaining relationships with employees and customers), as well as on the market price of Reliant Bancorp's common stock;
(25) the occurrence of any event, change, or other circumstances that could give rise to the termination of the definitive merger agreement for the Transaction;
(26) the amount of costs, fees, expenses and charges related to the Transaction, including those arising as a result of unexpected factors or events;
(27) the ability to obtain the shareholder and governmental approvals required for the Transaction;
(28) reputational risk associated with and the reaction of the parties' customers, suppliers, employees, or other business partners to the Transaction;
(29) the outcome of any legal proceedings that may be instituted against Reliant Bancorp, UCBI or any of their respective directors or officers, following the announcement of the Transaction;

(30) the failure of any of the conditions to the closing of the Transaction to be satisfied, or any unexpected delay in closing the Transaction;
(31) the risk associated with Company management's attention being diverted away from the day-to-day business and operations of Reliant Bancorp to the completion of the Transaction; and
(32) general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

PART I – FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements (Unaudited)
RELIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$13,270	$13,717
Interest-bearing deposits in financial institutions	66,155	79,756
Federal funds sold	1,002	1,572
Total cash and cash equivalents	80,427	95,045
Securities available for sale	254,416	256,653
Loans	2,389,833	2,300,783
Less: allowance for loan losses	(20,897)	(20,636)
Loans, net	2,368,936	2,280,147
Mortgage loans held for sale, net	62,543	147,524
Accrued interest receivable	14,374	14,889
Premises and equipment, net	27,519	31,462
Operating leases right of use assets	12,427	13,103
Restricted equity securities, at cost	15,770	16,551
Other real estate, net	3,088	1,246
Cash surrender value of life insurance contracts	78,460	77,988
Deferred tax assets, net	5,788	7,121
Goodwill	54,396	54,396
Core deposit intangibles	9,978	11,347
Other assets	25,437	19,063
TOTAL ASSETS	$3,013,559	$3,026,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$626,598	$575,289
Interest-bearing demand	410,923	350,392
Savings and money market deposit accounts	989,677	857,210
Time	520,507	796,344
Total deposits	2,547,705	2,579,235
Accrued interest payable	2,302	2,571
Subordinated debentures	70,821	70,446
Federal Home Loan Bank advances	—	10,000
Operating leases liabilities	13,605	14,231
Other liabilities	22,811	28,079
TOTAL LIABILITIES	2,657,244	2,704,562
Preferred stock, $1 par value per share; 10,000,000 shares authorized, zero shares issued to date	—	—
Common stock, $1 par value per share; 30,000,000 shares authorized; 16,682,928 and 16,654,409 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	16,683	16,654
Additional paid-in capital	234,696	233,331
Retained earnings	98,182	65,757
Accumulated other comprehensive income	6,754	6,231
TOTAL SHAREHOLDERS’ EQUITY	356,315	321,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,013,559	$3,026,535
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$30,817	$32,895	$92,989	$86,987
Interest and fees on loans held for sale	1,184	1,037	4,322	2,412
Interest on investment securities, taxable	786	399	2,059	978
Interest on investment securities, nontaxable	928	1,186	3,369	3,874
Restricted equity securities and other	215	251	668	738
TOTAL INTEREST INCOME	33,930	35,768	103,407	94,989
INTEREST EXPENSE
Deposits
Demand	153	236	641	554
Savings and money market deposit accounts	441	1,162	1,927	3,668
Time	3,348	2,735	10,314	9,577
Federal Home Loan Bank advances and other borrowings	9	104	26	613
Subordinated debentures	980	992	2,913	2,967
TOTAL INTEREST EXPENSE	4,931	5,229	15,821	17,379
NET INTEREST INCOME	28,999	30,539	87,586	77,610
PROVISION FOR LOAN LOSSES	—	1,500	—	7,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,999	29,039	87,586	70,210
NONINTEREST INCOME
Service charges on deposit accounts	1,678	1,583	4,895	4,172
Gains on mortgage loans sold, net	4,218	3,784	12,124	7,605
Gain on securities transactions, net	2,419	—	5,514	327
Income from bank owned life insurance	2,181	386	3,172	1,073
Other noninterest income	373	249	811	529
TOTAL NONINTEREST INCOME	10,869	6,002	26,516	13,706
NONINTEREST EXPENSE
Salaries and employee benefits	12,426	12,184	38,571	33,885
Occupancy	2,038	2,054	6,045	5,566
Data processing and software	2,265	2,240	6,756	6,085
Professional fees	526	775	2,127	1,933
Regulatory fees	328	365	1,032	1,356
Merger expenses	1,453	77	1,453	6,895
Other operating expense	3,345	2,639	8,545	6,476
TOTAL NONINTEREST EXPENSE	22,381	20,334	64,529	62,196
INCOME BEFORE PROVISION FOR INCOME TAXES	17,487	14,707	49,573	21,720
INCOME TAX EXPENSE	3,551	2,800	9,733	3,524
CONSOLIDATED NET INCOME	13,936	11,907	39,840	18,196
NONCONTROLLING INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(647)	(374)	(1,357)	990
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,289	$11,533	$38,483	$19,186
Basic net income attributable to common shareholders, per share	$0.80	$0.70	$2.31	$1.27
Diluted net income attributable to common shareholders, per share	$0.79	$0.69	$2.29	$1.27
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,936	$11,907	$39,840	$18,196
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Unrealized holdings (losses) gains arising during the period	(1,864)	1,365	(967)	3,306
Reclassification adjustment for gains included in net income	(2,419)	—	(5,514)	(327)
Tax effect	1,119	(357)	1,694	(779)
Net of tax	(3,164)	1,008	(4,787)	2,200
Unrealized (losses) gains on cash flow hedges
Unrealized holdings (losses) gains arising during the period	(113)	508	2,040	(6,448)
Reclassification adjustment for losses included in net income	2,290	—	5,149	—
Tax effect	(568)	(133)	(1,879)	1,686
Net of tax	1,609	375	5,310	(4,762)
Other comprehensive (loss) income	(1,555)	1,383	523	(2,562)
Comprehensive income	$12,381	$13,290	$40,363	$15,634
Comprehensive (income) loss attributable to noncontrolling interest	(647)	(374)	(1,357)	990
Comprehensive income attributable to the controlling interest	$11,734	$12,916	$39,006	$16,624

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(Dollar amounts in thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2021	16,654,409	$16,654	$233,331	$65,757	$6,231	$—	$321,973
Stock based compensation expense	—	—	339	—	—	—	339
Exercise of stock options	600	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(594)	(1)	(10)	—	—	—	(11)
Noncontrolling interest contributions	—	—	—	—	—	(570)	(570)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	12,149	—	570	12,719
Other comprehensive loss	—	—	—		(744)	—	(744)
BALANCE - MARCH 31, 2021	16,654,415	$16,654	$233,667	$75,891	$5,487	$—	$331,699
Stock based compensation expense	—	—	468	—	—	—	468
Employee Stock Purchase Plan stock issuance	18,986	20	278	—	—	—	298
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(890)	(1)	(23)	—	—	—	(24)
Noncontrolling interest contributions	—	—	—	—	—	(140)	(140)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,019)	—	—	(2,019)
Net income	—	—	—	13,045	—	140	13,185
Other comprehensive income	—	—	—	—	2,822	—	2,822
BALANCE - JUNE 30, 2021	16,672,511	$16,673	$234,390	$86,917	$8,309	$—	$346,289
Stock based compensation expense	—	—	458	—	—	—	458
Exercise of stock options	1,102	1	14	—	—	—	15
Employee Stock Purchase Plan stock issuance	2,795	3	63	—	—	—	66
Restricted stock units vesting, net of taxes withheld and stock and dividend forfeitures	6,520	6	(229)	—	—	—	(223)
Noncontrolling interest contributions	—	—	—	—	—	(647)	(647)
Cash dividend declared to common shareholders ($0.12 per share)	—	—	—	(2,024)	—	—	(2,024)
Net income	—	—	—	13,289	—	647	13,936
Other comprehensive income	—	—	—	—	(1,555)	—	(1,555)
BALANCE - SEPTEMBER 30, 2021	16,682,928	$16,683	$234,696	$98,182	$6,754	$—	$356,315

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE - JANUARY 1, 2020	11,206,254	$11,206	$167,006	$40,472	$5,069	$—	$223,753
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	868	1	7	—	—	—	8
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	(3,837)	(4)	(69)	—	—	—	(73)
Conversion shares issued to shareholders of Tennessee Community Bank Holdings, Inc.	811,210	811	17,230	—	—	—	18,041
Noncontrolling interest contributions	—	—	—	—	—	976	976
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,207)	—	—	(1,207)
Cumulative effect of lease standard adoption	—	—	—	100	—	—	100
Net loss	—	—	—	(215)	—	(976)	(1,191)
Other comprehensive loss	—	—	—	—	(6,084)	—	(6,084)
BALANCE - MARCH 31, 2020	12,014,495	$12,014	$184,523	$39,150	$(1,015)	$—	$234,672
Stock based compensation expense	—	—	485	—	—	—	485
Exercise of stock options	1,021	1	14	—	—	—	15
Employee Stock Purchase Plan stock issuance	8,344	8	108	—	—	—	116
Restricted stock awards, net of taxes withheld and stock and dividend forfeitures	1,325	2	(2)	—	—	—	—
Conversion shares issued to shareholders of First Advantage Bancorp	4,606,419	4,607	47,308	—	—	—	51,915
Noncontrolling interest contributions	—	—	—	—	—	388	388
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,667)	—	—	(1,667)
Net income (loss)	—	—	—	7,868	—	(388)	7,480
Other comprehensive income	—	—	—	—	2,139	—	2,139
BALANCE - JUNE 30, 2020	16,631,604	$16,632	$232,436	$45,351	$1,124	$—	$295,543
Stock based compensation expense	—	—	349	—	—	—	349
Exercise of stock options	4,655	5	61	—	—	—	66
Employee Stock Purchase Plan stock issuance	—	—	—	—	—	—	—
Restricted stock units vesting, net of taxes withheld and stock and dividend forfeitures	(1,687)	(2)	(108)	—	—	—	(110)
Noncontrolling interest contributions	—	—	—	—	—	(374)	(374)
Cash dividend declared to common shareholders ($0.10 per share)	—	—	—	(1,678)	—	—	(1,678)
Net income	—	—	—	11,533	—	374	11,907
Other comprehensive income	—	—	—	—	1,383	—	1,383
BALANCE - SEPTEMBER 30, 2020	16,634,572	$16,635	$232,738	$55,206	$2,507	$—	$307,086

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Nine Months Ended September 30,
OPERATING ACTIVITIES	2021	2020
Consolidated net income	$39,840	$18,196
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Provision for loan losses	—	7,400
Deferred income taxes	1,148	2,003
Loss (gain) on disposal of premises and equipment	74	(1)
Depreciation of premises and equipment	2,127	2,084
Net amortization of securities	1,202	1,980
Net realized gains on sales of securities	(5,514)	(327)
Gains on mortgage loans sold, net	(12,124)	(7,605)
Stock-based compensation expense	1,265	1,183
Gain on other real estate	(33)	(24)
Provision for losses on other real estate	98	—
Earnings on bank-owned life insurance	(3,172)	(1,073)
Mortgage loans originated for resale	(699,551)	(327,521)
Proceeds from sale of mortgage loans	796,656	278,893
Right of use asset amortization	1,951	1,224
Other accretion, net of other amortization	(2,827)	(8,256)
Change in
Accrued interest receivable	515	(4,094)
Other assets	(3,729)	(3,794)
Accrued interest payable	(269)	(526)
Other liabilities	640	4,367
TOTAL ADJUSTMENTS	78,457	(54,087)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,297	(35,891)
INVESTING ACTIVITIES
Cash (used in) received from acquisitions, net	—	(8,500)
Activities in available for sale securities
Purchases	(68,164)	(31,179)
Sales	58,855	103,901
Maturities, prepayments and calls	8,730	10,370
Redemptions (purchases) of restricted equity securities	781	(1,867)
Net change in loans	(84,218)	(146,777)
Purchase of premises and equipment	(297)	(2,709)
Proceeds from sale of premises and equipment	51	257
Proceeds from sale of other real estate	126	2,273
NET CASH USED IN INVESTING ACTIVITIES	(84,136)	(74,231)
FINANCING ACTIVITIES
Net change in deposits	(31,493)	163,839
Proceeds from Federal Home Loan Bank advances	423,000	444,000
Payments on Federal Home Loan Bank advances	(433,000)	(463,156)
Issuance of ESPP shares and exercise of common stock options and warrants, net of repurchase of restricted shares	129	22
Noncontrolling interest contributions	(1,357)	990
Cash dividends paid on common stock	(6,058)	(4,550)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,779)	146,145
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,618)	36,023
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,045	51,649
CASH AND CASH EQUIVALENTS - END OF PERIOD	$80,427	$87,672
See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$15,752	$20,508
Income taxes	7,790	4,565

Supplemental disclosures of non-cash transactions
Unrealized (loss) gain on securities available-for-sale	$(7,128)	$4,039
Unrealized gain (loss) on derivatives	7,836	(7,508)
Change in due to/from noncontrolling interest	(1,357)	990
Bank facilities no longer in use transferred to other real estate from premises and equipment	1,988	—
Loans foreclosed and transferred to other real estate	45	197
Right of use assets obtained in exchange for operating lease liabilities	1,302	11,973
BOLI proceeds receivable recognized in income	2,699	—

See accompanying notes to consolidated financial statements.

RELIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliant Bancorp, Inc. is a Tennessee corporation and the holding company for and the sole shareholder of Reliant Bank (the "Bank"), collectively, "the Company". Reliant Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"). Reliant Bancorp has elected under the Bank Holding Company Act to be a financial holding company. Reliant Bank is a commercial bank chartered under Tennessee law and a member of the Federal Reserve System (the "Federal Reserve"). The Bank provides a full range of traditional banking products and services to business and consumer clients throughout Middle Tennessee.

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

Proposed Merger with United Community Banks, Inc.

On July 14, 2021, United Community Banks, Inc. (NASDAQGS: UCBI) (“United”) and Reliant Bancorp announced the execution of a definitive merger agreement pursuant to which United will acquire Reliant Bancorp in an all-stock transaction with an aggregate value of approximately $517 million, or $30.58 per share of Reliant Bancorp common stock, based on United’s closing stock price of $31.07 on July 13, 2021. This agreement is subject to both regulatory and Reliant Bancorp shareholder approval. The transaction is expected to close in the first quarter of 2022.

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

The consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, included herein have not been audited. The accounting and reporting policies of the Company conform to U.S. GAAP and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The Company evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

NOTE 2 - SECURITIES
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$218	$—	$—	$218
State and municipal	161,733	10,039	(801)	170,971
Corporate bonds	27,000	1,160	(8)	28,152
Mortgage-backed securities - Residential	52,736	295	(208)	52,823
Asset-backed securities	2,270	1	(19)	2,252
Total	$243,957	$11,495	$(1,036)	$254,416

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Treasury and other U. S. government agencies	$47	$1	$—	$48
State and municipal	184,102	16,963	(77)	200,988
Corporate bonds	23,750	397	(34)	24,113
Mortgage-backed securities - Residential	28,084	360	(2)	28,442
Asset-backed securities	3,083	1	(22)	3,062
Total	$239,066	$17,722	$(135)	$256,653

Securities pledged at September 30, 2021 and December 31, 2020 had a carrying amount of $35,376 and $30,491, respectively, and were pledged to collateralize Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") advances and municipal deposits.

Results from sales of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds	$23,104	$233	$58,855	$103,901
Gross gains	2,419	371	5,514	810
Gross losses	—	(371)	—	(483)

The fair values of available for sale debt securities at September 30, 2021 by contractual maturity are provided below. Actual maturities may differ from contractual maturities for mortgage- and asset-backed securities since the underlying asset may be called or prepaid with or without penalty. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
Due within one year	$218	$218
Due in one to five years	2,085	2,120
Due in five to ten years	31,473	33,239
Due after ten years	155,175	163,764
Mortgage-backed securities	52,736	52,823
Asset-backed securities	2,270	2,252
Total	$243,957	$254,416

The following table shows available for sale securities with unrealized losses and their estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2021
State and municipal	$37,064	$801	$—	$—	$37,064	$801
Corporate bonds	1,742	8	—	—	1,742	8
Mortgage-backed securities - Residential	33,283	207	74	1	33,357	208
Asset-backed securities	—	—	2,045	19	2,045	19
Total temporarily impaired	$72,089	$1,016	$2,119	$20	$74,208	$1,036

December 31, 2020
State and municipal	$9,475	$77	$—	$—	$9,475	$77
Corporate bonds	5,716	34	—	—	5,716	34
Mortgage-backed securities - Residential	5,024	1	92	1	5,116	2
Asset-backed securities	729	2	2,013	20	2,742	22
Total temporarily impaired	$20,944	$114	$2,105	$21	$23,049	$135

Management has the intent and ability to hold all securities in an unrealized loss position for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. As the fair value is expected to recover as the securities approach their maturity date and/or market rates decline, we do not consider these securities to be other-than-temporarily impaired at September 30, 2021. There were 48 and 22 securities in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2021 and December 31, 2020 were comprised as follows:

	September 30, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$450,710	$459,739
Real Estate
1-4 Family Residential	310,855	323,473
1-4 Family HELOC	100,895	100,525
Multi-family and Commercial	873,265	834,000
Construction, Land Development and Farmland	417,258	365,058
Consumer	234,734	213,863
Other	5,298	8,669
Gross loans	2,393,015	2,305,327
Less: Deferred loan fees	3,182	4,544
Less: Allowance for loan losses	20,897	20,636
Loans, net	$2,368,936	$2,280,147

At September 30, 2021 and December 31, 2020, loans are recorded net of purchase discounts of $11,993 and $16,634, respectively.

The Company pledged loans to the FHLB at September 30, 2021 and December 31, 2020 of $857,394 and $646,498, respectively.

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

The following table provides the risk category of loans by applicable class of loans including purchase credit impaired (“PCI”) loans as of September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Total
September 30, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$448,003	$1,077	$1,573	$450,653
1-4 Family Residential Real Estate	308,977	1	1,234	310,212
1-4 Family HELOC	100,529	—	352	100,881
Multi-family and Commercial Real Estate	867,351	257	5,144	872,752
Construction, Land Development and Farmland	415,235	—	1,304	416,539
Consumer	232,185	1	1,747	233,933
Other	5,298	—	—	5,298
Total loans excluding PCI	$2,377,578	$1,336	$11,354	$2,390,268
Total PCI loans	$1,031	$—	$1,716	$2,747
Total loans	$2,378,609	$1,336	$13,070	$2,393,015

	Pass	Special Mention	Substandard	Total
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$456,170	$1,519	$1,863	$459,552
1-4 Family Residential Real Estate	320,555	5	2,165	322,725
1-4 Family HELOC	100,391	—	120	100,511
Multi-family and Commercial Real Estate	829,353	653	3,337	833,343
Construction, Land Development and Farmland	358,606	—	5,676	364,282
Consumer	211,305	7	1,346	212,658
Other	7,150	1,519	—	8,669
Total loans excluding PCI	$2,283,530	$3,703	$14,507	$2,301,740
Total PCI loans	$998	$—	$2,589	$3,587
Total loans	$2,284,528	$3,703	$17,096	$2,305,327

None of the Company's loans had a risk rating of "Doubtful" or "Loss" as of September 30, 2021 or December 31, 2020.

Activity in the Allowance for Loan Loss (“ALL”) by portfolio segment was as follows for the three and nine months ended September 30, 2021 and 2020:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at June 30, 2021	$6,614	$1,923	$610	$8,498	$2,011	$1,222	$16	$20,894
Charge-offs	(3)	(42)	—	—	—	(150)	—	(195)
Recoveries	14	58	2	42	1	81	—	198
Provision	362	(642)	(2)	66	78	143	(5)	—
Ending balance at September 30, 2021	$6,987	$1,297	$610	$8,606	$2,090	$1,296	$11	$20,897

Beginning balance at June 30, 2020	$4,675	$1,454	$975	$8,407	$2,126	$584	$16	$18,237
Charge-offs	—	(8)	—	—	—	(60)	—	(68)
Recoveries	88	22	12	9	4	30	—	165
Provision	249	821	498	(169)	(175)	272	4	1,500
Ending balance at September 30, 2020	$5,012	$2,289	$1,485	$8,247	$1,955	$826	$20	$19,834

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
Beginning balance at December 31, 2020	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Charge-offs	(35)	(63)	—	—	—	(604)	—	(702)
Recoveries	315	154	7	257	92	138	—	963
Provision	1,266	(1,239)	(813)	(186)	157	834	(19)	—
Ending balance at September 30, 2021	$6,987	$1,297	$610	$8,606	$2,090	$1,296	$11	$20,897

Beginning balance at December 31, 2019	$2,529	$1,280	$624	$5,285	$2,649	$177	$34	$12,578
Charge-offs	(507)	(68)	(98)	—	(114)	(355)	—	(1,142)
Recoveries	126	769	15	20	8	60	—	998
Provision	2,864	308	944	2,942	(588)	944	(14)	7,400
Ending balance at September 30, 2020	$5,012	$2,289	$1,485	$8,247	$1,955	$826	$20	$19,834

The ALL and the recorded investment in loans by portfolio segment and based on impairment method as of was as follows:

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
September 30, 2021
Allowance for loan losses
Individually evaluated for impairment	$847	$—	$—	$—	$67	$4	$—	$918
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	6,140	1,297	610	8,606	2,023	1,292	11	19,979
Total	$6,987	$1,297	$610	$8,606	$2,090	$1,296	$11	$20,897
Loans
Individually evaluated for impairment	$1,433	$1,371	$352	$5,390	$1,750	$1,747	$—	$12,043
Acquired with credit impairment	57	643	14	513	719	801	—	2,747
Collectively evaluated for impairment	449,220	308,841	100,529	867,362	414,789	232,186	5,298	2,378,225
Total	$450,710	$310,855	$100,895	$873,265	$417,258	$234,734	$5,298	$2,393,015

	Commercial Industrial and Agricultural	1-4 Family Residential Real Estate	1-4 Family HELOC	Multi-family and Commercial Real Estate	Construction Land Development and Farmland	Consumer	Other	Total
December 31, 2020
Allowance for loan losses
Individually evaluated for impairment	$717	$18	$—	$—	$—	$13	$—	$748
Acquired with credit impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,724	2,427	1,416	8,535	1,841	915	30	19,888
Total	$5,441	$2,445	$1,416	$8,535	$1,841	$928	$30	$20,636
Loans
Individually evaluated for impairment	$1,027	$1,829	$110	$2,504	$5,676	$1,177	$—	$12,323
Acquired with credit impairment	187	748	14	657	776	1,205	—	3,587
Collectively evaluated for impairment	458,525	320,896	100,401	830,839	358,606	211,481	8,669	2,289,417
Total	$459,739	$323,473	$100,525	$834,000	$365,058	$213,863	$8,669	$2,305,327

The following tables provide the period-end amounts of loans that are past due thirty to eighty-nine days, past due ninety or more days and still accruing interest, loans not accruing interest, purchased credit impaired loans, and loans current on payments accruing interest by category at September 30, 2021 and December 31, 2020:

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual Loans	Total Loans
September 30, 2021
Loans excluding PCI
Commercial, Industrial and Agricultural	$450,349	$19	$—	$285	$450,653
1-4 Family Residential Real Estate	308,897	503	—	812	310,212
1-4 Family HELOC	100,777	—	—	104	100,881
Multi-family and Commercial Real Estate	871,921	—	—	831	872,752
Construction, Land Development and Farmland	415,350	144	—	1,045	416,539
Consumer	231,504	1,347	5	1,077	233,933
Other	5,298	—	—	—	5,298
Total loans excluding PCI	$2,384,096	$2,013	$5	$4,154	$2,390,268
Total PCI loans	$1,580	$24	$—	$1,143	$2,747
Total loans	$2,385,676	$2,037	$5	$5,297	$2,393,015

	Current and Accruing	30-89 Days Past Due	90+ Days Past Due and Accruing Interest	Nonaccrual Loans	Total Loans
December 31, 2020
Loans excluding PCI
Commercial, Industrial and Agricultural	$458,974	$126	$—	$452	$459,552
1-4 Family Residential Real Estate	319,180	2,071	—	1,474	322,725
1-4 Family HELOC	100,501	10	—	—	100,511
Multi-family and Commercial Real Estate	832,697	150	—	496	833,343
Construction, Land Development and Farmland	363,376	—	—	906	364,282
Consumer	210,552	1,413	1	692	212,658
Other	8,669	—	—	—	8,669
Total loans excluding PCI	$2,293,949	$3,770	$1	$4,020	$2,301,740
Total PCI loans	$1,584	$37	$—	$1,966	$3,587
Total loans	$2,295,533	$3,807	$1	$5,986	$2,305,327

Approximately $1,973 and $2,438 of nonaccrual loans as of September 30, 2021 and December 31, 2020, respectively, were performing pursuant to their contractual terms at those dates. Mortgage loans held for sale are excluded from the loan tables herein and have $977 and $630 on nonaccrual as of September 30, 2021 and December 31, 2020, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	September 30, 2021	December 31, 2020
Commercial, Industrial and Agricultural	$782	$919
1-4 Family Residential Real Estate	868	1,004
1-4 Family HELOC	19	19
Multi-family and Commercial Real Estate	1,175	1,325
Construction, Land Development and Farmland	935	992
Consumer	1,426	1,924
Total outstanding balance	5,205	6,183
Less remaining purchase discount	2,458	2,596
Allowance for loan losses	—	—
Carrying amount, net of allowance for loan losses and remaining purchase discounts	$2,747	$3,587

Accretable yield, or income expected to be collected on PCI loans, is as follows:

	2021	2020
Balance at January 1,	$580	$98
New loans purchased	—	870
Accretion income	(52)	(137)
Balance at September 30,	$528	$831

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

PCI loans purchased during the year ended December 31, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Tennessee Community Bank Holdings, Inc. acquisition on January 1, 2020	First Advantage Bancorp acquisition on April 1, 2020
Contractually required payments receivable of loans purchased during the year:	$2,799	$7,540
Nonaccretable difference	(980)	(2,133)
Cash flows expected to be collected at acquisition	$1,819	$5,407
Accretable yield	(131)	(739)
Fair value of acquired loans at acquisition	$1,688	$4,668

Impaired Loans

Individually impaired loans by class of loans were as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded
Commercial, Industrial and Agricultural	$1,691	$642	$—	$1,400	$367	$—
1-4 Family Residential Real Estate	2,419	2,015	—	3,034	2,473	—
1-4 Family HELOC	378	366	—	130	124	—
Multi-family and Commercial Real Estate	7,141	5,903	—	4,549	3,161	—
Construction, Land Development and Farmland	2,617	2,210	—	6,809	6,452	—
Consumer	3,848	2,512	—	3,590	2,348	—
Subtotal	$18,094	$13,648	$—	$19,512	$14,925	$—
With an allowance recorded
Commercial, Industrial and Agricultural	$859	$847	$847	$859	$847	$717
1-4 Family Residential Real Estate	—	—	—	104	104	18
1-4 Family HELOC	—	—	—	—	—	—
Multi-family and Commercial Real Estate	—	—	—	—	—	—
Construction, Land Development and Farmland	259	259	67	—	—	—
Consumer	39	36	4	34	34	13
Subtotal	1,157	1,142	918	997	985	748
Total	$19,251	$14,790	$918	$20,509	$15,910	$748

The average recorded investment in impaired loans for the three and nine months ended September 30, 2021, and 2020 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no allowance
Commercial, Industrial and Agricultural	$444	$6	$594	$42	$355	$26	$354	$56
1-4 Family Residential Real Estate	2,044	31	3,002	54	2,296	109	2,631	154
1-4 Family HELOC	332	3	331	—	272	11	367	—
Multi-family and Commercial Real Estate	5,655	86	4,375	63	4,741	271	4,138	278
Construction, Land Development and Farmland	4,222	42	2,949	28	5,424	114	2,471	115
Consumer	2,473	83	2,118	68	2,411	275	1,076	205
Subtotal	$15,170	$251	$13,369	$255	$15,499	$806	$11,037	$808

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With an allowance recorded
Commercial, Industrial and Agricultural	$847	$6	$947	$6	$847	$18	$976	$32
1-4 Family Residential Real Estate	—	—	—	—	26	—	—	—
1-4 Family HELOC	—	—	—	—	—	—	—	—
Multi-family and Commercial Real Estate	50	—	—	—	38	—	—	—
Construction, Land Development and Farmland	86	3	—	—	65	4	43	—
Consumer	46	1	—	—	43	2	1	—
Subtotal	$1,029	$10	$947	$6	$1,019	$24	$1,020	$32
Total	$16,199	$261	$14,316	$261	$16,518	$830	$12,057	$840

Restructured Loans

As of September 30, 2021 and December 31, 2020, the Company had recorded investments in troubled debt restructurings (“TDRs”) of $2,903 and $4,236, respectively. The Company did not allocate a specific allowance for those loans at September 30, 2021 and December 31, 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR modifications in the three and nine months ending September 30, 2021 or the three months ended September 30, 2020. Modifications made during the nine months ended September 30, 2020 are displayed below.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Commercial, Industrial and Agricultural	1	$150	$150
1-4 Family Residential	1	721	721
Multi-family and Commercial Real Estate	1	394	394
Total	3	$1,265	$1,265

Programs as part of COVID-19 Relief

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and subsequently amended, along with subsequent regulatory guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by U.S. GAAP beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak terminates. The following table outlines the Company's recorded investment and percentage of loans held for investment by class of financing receivable for Company executed deferrals that remain on deferral at September 30, 2021, in connection with Company COVID-19 relief programs. These remaining deferrals typically modify the loans such that they are interest-only for a period of time and were not considered TDRs under the interagency regulatory guidance or the CARES Act.

	September 30, 2021
	Active Deferrals	% of Loans
Multi-family and Commercial	$67,372	2.82%

The CARES Act provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to administer new loan programs including, but not limited to, the guarantee of loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As of September 30, 2021, the Company had 7 PPP loans outstanding amounting to $292 which are included in the commercial, industrial, and agricultural segment. PPP loans do not have a corresponding allowance as they are fully guaranteed by the SBA. Fees range from 1% to 5% of the loan and are deferred and amortized over the life of the loan. As PPP loans are forgiven, any deferred loan fee or cost is recognized related to each individual loan. As of September 30, 2021, $83,075 in PPP loans had cumulatively been forgiven of the $83,366 in loan originations since the CARES Act’s inception.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest	$19	$210	$216	$358
Fees	176	455	1,808	739
Total PPP Income	$195	$665	$2,024	$1,097

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $10,000 as of September 30, 2021 were designated as cash flow hedges of certain variable rate subordinated debentures, which are fully effective. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swap agreements. Losses of $2,290 and $5,149 were reclassified from accumulated other comprehensive income into net income related to the $100 million and $150 million in swaps which were terminated during the three and nine months ended September 30, 2021, respectively.

Summary information related to the interest rate swaps designated as cash flow hedges as of September 30, 2021, is as follows:

Notional amounts	$10,000
Weighted average pay rates	5.19%
Weighted average receive rates	2.38%
Weighted average maturity	1.71 years
Unrealized losses	$468

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$10,000	$(468)	$10,000	$(690)
Short-term interest-bearing liabilities	—	—	150,000	(6,967)
Total included in other liabilities	$10,000	$(468)	$160,000	$(7,657)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income net of tax, relating to the cash flow derivative instruments for the three and nine months ended September 30, 2021 and 2020, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest rate swaps - subordinate debentures	$47	$51	$164	$(230)
Interest rate swaps - interest-bearing liabilities	1,562	324	5,146	(4,532)
	$1,609	$375	$5,310	$(4,762)

Fair Value Hedges

Summary information related to the fair value hedges as of September 30, 2021, is as follows:

Notional amounts	$17,090
Weighted average pay rates	3.68%
Weighted average receive rates	1.10%
Weighted average maturity	7.44 years
Unrealized losses	$848

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to investments	17,090	(848)	18,525	(1,495)
Total included in other liabilities	$17,090	$(848)	$18,525	$(1,495)

The following table reflects the fair value hedges and the underlying hedged items included in the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, respectively:

		Three months ended September 30,		Nine months ended September 30,
Item	Location	2021	2020	2021	2020
Interest rate swaps - securities	Interest on investment securities, nontaxable	$(118)	$(118)	$(356)	$(243)
Hedged item - securities	Interest on investment securities, nontaxable	$118	$118	$356	$243

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

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statement of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense before income taxes	$458	$349	$1,265	$1,183
Less: deferred tax benefit	(120)	(91)	(331)	(309)
Reduction of net income	$338	$258	$934	$874

Common Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	116,621	$18.97	5.87 years	$304
Granted	—	$—
Exercised	(1,702)	$14.36		20
Forfeited or expired	(5,600)	$13.42
Outstanding at September 30, 2021	109,319	$19.33	5.32 years	$1,340
Exercisable at September 30, 2021	86,519	$17.88	4.81 years	$1,186

As of September 30, 2021, there was $144 of unrecognized future compensation expense to be recognized related to stock options. The cost is expected to be recognized over a weighted-average period of 2.31 years.

Restricted Stock and Restricted Stock Unit Awards

The following table shows the activity related to non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2021:

	Restricted Stock Units		Restricted Stock
	Underlying Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021	132,650	$16.93	40,910	$26.82
Granted	70,655	26.07	—	—
Vested	(14,400)	14.81	(35,410)	27.54
Forfeited	(9,500)	17.59	—	—
Outstanding at September 30, 2021	179,405	$20.67	5,500	$22.17

As of September 30, 2021, there was $2,297 and $23 of unrecognized compensation cost related to non-vested restricted stock units and restricted stock units, respectively. The cost is expected to be recognized over a weighted-average period of 2.01 years for the restricted stock units and 0.62 years for the restricted stock share awards. The total fair value of shares vested during nine months ended September 30, 2021 was $1,379.

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action or affect the amount of dividends the Company and the Bank may distribute. Management believes that as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

Capital amounts and ratios for Reliant Bancorp and the Bank are presented below as of September 30, 2021 and December 31, 2020.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Reliant Bancorp
Tier I leverage	$297,367	10.04%	$118,473	4.00%	$148,091	5.00%
Common equity tier I	285,537	10.52%	189,996	7.00%	176,425	6.50%
Tier I risk-based capital	297,367	10.95%	230,833	8.50%	217,254	8.00%
Total risk-based capital	377,977	13.92%	285,112	10.50%	271,535	10.00%
Bank
Tier I leverage	$347,450	11.76%	$118,185	4.00%	$147,732	5.00%
Common equity tier I	347,450	14.10%	172,493	7.00%	160,172	6.50%
Tier I risk-based capital	347,450	14.10%	209,456	8.50%	197,135	8.00%
Total risk-based capital	369,072	14.98%	258,695	10.50%	246,377	10.00%

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020
Reliant Bancorp
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity tier I	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity tier I	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%

NOTE 7 - EARNINGS PER SHARE

The following is a summary of the components comprising basic and diluted earnings per common share of stock ("EPS"):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic EPS Computation
Net income attributable to common shareholders	$13,289	$11,533	$38,483	$19,186
Weighted average common shares outstanding	16,665,155	16,587,274	16,632,587	15,053,087
Basic earnings per common share	$0.80	$0.70	$2.31	$1.27
Diluted EPS Computation
Net income attributable to common shareholders	$13,289	$11,533	$38,483	$19,186
Weighted average common shares outstanding	16,665,155	16,587,274	16,632,587	15,053,087
Dilutive effect of stock options, restricted stock shares and units, and employee stock purchase plan	140,002	62,399	144,385	67,616
Adjusted weighted average common shares outstanding	16,805,157	16,649,673	16,776,972	15,120,703
Diluted earnings per common share	$0.79	$0.69	$2.29	$1.27

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

Interest rate swaps: The fair values of interest rate swaps and fair value hedges are determined based on estimated discounted future cash flows.

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

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets
U. S. Treasury and other U. S. government agencies	$218	$—	$218	$—
State and municipal	170,971	—	170,971	—
Corporate bonds	28,152	—	28,152	—
Mortgage-backed securities	52,823	—	52,823	—
Asset-backed securities	2,252	—	2,252	—
Liabilities
Derivative liabilities	$1,316	$—	$1,316	$—
December 31, 2020
Assets
U. S. Treasury and other U. S. government agencies	$48	$—	$48	$—
State and municipal	200,988	—	200,988	—
Corporate bonds	24,113	—	24,113	—
Mortgage-backed securities	28,442	—	28,442	—
Asset-backed securities	3,062	—	3,062	—
Liabilities
Derivative liabilities	$9,152	$—	$9,152	$—

The following table sets forth the Company’s major categories of assets and liabilities measured at fair value on a nonrecurring basis, by level within the fair value hierarchy, as of September 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets
Impaired loans	$13,872	$—	$—	$13,872
Other real estate	3,088	—	—	3,088
Other repossessions	865	—	—	865
December 31, 2020
Assets
Impaired loans	$15,162	$—	$—	$15,162
Other real estate	1,246	—	—	1,246
Other repossessions	1,424	—	—	1,424

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2021 and December 31, 2020:

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

Carrying amounts and estimated fair values of financial instruments not reported at fair value at September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,270	$13,270	$13,270	$—	$—
Interest-bearing deposits in financial institutions	66,155	66,155	66,155	—	—
Federal funds sold	1,002	1,002	—	1,002	—
Loans, net	2,368,936	2,393,109	—	—	2,393,109
Mortgage loans held for sale	62,543	62,521	—	62,521	—
Accrued interest receivable	14,374	14,374	—	14,374	—
Restricted equity securities	15,770	15,770	—	15,770	—
Financial liabilities
Deposits	$2,547,705	$2,548,511	$—	$—	$2,548,511
Accrued interest payable	2,302	2,302	—	2,302	—
Subordinate debentures	70,821	72,373	—	—	72,373
Federal Home Loan Bank advances	—	—	—	—	—

December 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$13,717	$13,717	$13,717	$—	$—
Interest-bearing deposits in financial institutions	79,756	79,756	79,756	—	—
Federal funds sold	1,572	1,572	—	1,572	—
Loans, net	2,280,147	2,293,723	—	—	2,293,723
Mortgage loans held for sale	147,524	149,342	—	149,342	—
Accrued interest receivable	14,889	14,889	—	14,889	—
Restricted equity securities	16,551	16,551	—	16,551	—
Financial liabilities
Deposits	$2,579,235	$2,583,525	$—	$—	$2,583,525
Accrued interest payable	2,571	2,571	—	2,571	—
Subordinate debentures	70,446	71,750	—	—	71,750
Federal Home Loan Bank advances	10,000	10,000	—	—	10,000

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

The following presents summarized results of operations for the Company’s business segments for the periods indicated:

	Three Months Ended September 30, 2021
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$28,164	$835	$—	$28,999
Provision for loan losses	—	—	—	—
Noninterest income	6,651	4,177	41	10,869
Noninterest expense (excluding merger expense)	16,551	4,377	—	20,928
Merger expense	1,453	—	—	1,453
Income tax expense	3,522	29	—	3,551
Net income	13,289	606	41	13,936
Noncontrolling interest in net income of subsidiary	—	(606)	(41)	(647)
Net income attributable to common shareholders	$13,289	$—	$—	$13,289

	Three Months Ended September 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$29,731	$808	$—	$30,539
Provision for loan losses	1,500	—	—	1,500
Noninterest income	2,219	3,797	(14)	6,002
Noninterest expense (excluding merger expense)	16,067	4,190	—	20,257
Merger expense	77	—	—	77
Income tax (benefit) expense	2,773	27	—	2,800
Net (loss) income	11,533	388	(14)	11,907
Noncontrolling interest in net income of subsidiary	—	(388)	14	(374)
Net income attributable to common shareholders	$11,533	$—	$—	$11,533

	Nine months ended September 30, 2021
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$84,737	$2,849	$—	$87,586
Provision for loan losses	—	—	—	—
Noninterest income	14,395	12,461	(340)	26,516
Noninterest expense (excluding merger expense)	49,581	13,495	—	63,076
Merger expense	1,453	—	—	1,453
Income tax expense (benefit)	9,615	118	—	9,733
Net income (loss)	38,483	1,697	(340)	39,840
Noncontrolling interest in net income of subsidiary	—	(1,697)	340	(1,357)
Net income attributable to common shareholders	$38,483	$—	$—	$38,483

	Nine months ended September 30, 2020
	Commercial Banking	Residential Mortgage Banking	Elimination Entries	Consolidated
Net interest income	$75,933	$1,677	$—	$77,610
Provision for loan losses	7,400	—	—	7,400
Noninterest income	6,102	7,601	3	13,706
Noninterest expense (excluding merger expense)	44,961	10,340	—	55,301
Merger expense	6,895	—	—	6,895
Income tax expense (benefit)	3,593	(69)	—	3,524
Net income (loss)	19,186	(993)	3	18,196
Noncontrolling interest in net loss of subsidiary	—	993	(3)	990
Net income attributable to common shareholders	$19,186	$—	$—	$19,186

NOTE 10 – INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2021 totaled $3,551 and $9,733, respectively, compared to $2,800 and $3,524 for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 20.3% and 19.6%, respectively, compared to 19.0% and 16.2% for the three and nine months ended September 30, 2020, respectively.

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

Supplemental Pro Forma Combined Condensed Statements of Income

Pro forma data for the three and nine months ended September 30, 2021 and 2020 in the table below presents information as if the TCB Holdings Transaction and FABK Transaction occurred on January 1, 2020. These results combine the historical results of TCB Holdings and FABK into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisitions taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of TCB Holdings' or FABK's provision for credit losses for the first three and nine months of 2020 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2020. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either the Company, TCB Holdings or FABK. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are also not reflected in the pro forma amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue(1)	$39,868	$36,541	$114,102	$97,623
Net interest income	$28,999	$30,539	$87,586	$82,686
Net income attributable to common shareholders	$13,289	$11,533	$38,483	$13,768
(1) Net interest income plus noninterest income

NOTE 12 - SUBSEQUENT EVENTS

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Reliant Bancorp evaluated all events or transactions that occurred after September 30, 2021 through the date of the issued financial statements.

On October 19, 2021, the board of directors of Reliant Bancorp declared a quarterly cash dividend of $0.12 per share payable on November 12, 2021 to shareholders of record as of the close of business on October 29, 2021.

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
Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contain approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Subsequent adoptions and changes to critical accounting policies during the nine months ended September 30, 2021 are further described in Note 1 within "Part 1. Financial Information - Notes to consolidated financial statements" of this report.

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

The non-GAAP measures in this Quarterly Report include “adjusted net interest margin (NIM),” “adjusted net income,” “adjusted diluted earnings per share (EPS),” “adjusted annualized return on average assets (ROAA),” “adjusted annualized return on average equity (ROAE),” “adjusted annualized return on average tangible common equity (ROATCE),” “adjusted pre-tax pre-provision income,” “tangible common equity to tangible assets (TCE/TA),” “tangible book value per share,” “allowance for loan losses plus unaccreted purchased loan discounts to total loans,” “bank segment adjusted net income,” “bank segment adjusted noninterest expense,” “bank segment adjusted efficiency ratio,” “adjusted cost of funds,” “adjusted cost of interest-bearing liabilities,” and “adjusted cost of deposits.”

Executive Overview and Earnings Summary

Net income attributable to common shareholders amounted to $13,289, or $0.80 per basic share, and $38,483, or $2.31 per basic share, for the three and nine months ended September 30, 2021, respectively, compared to $11,533, or $0.70 per basic share and $19,186, or $1.27 per basic share for the same periods in 2020, respectively. Diluted net income attributable to common shareholders was $0.79 and $2.29 for the three and nine months ended September 30, 2021, respectively, compared to $0.69 and $1.27 per share for the three and nine months ended September 30, 2020, respectively.

The major components contributing to the change when compared to the prior year periods are a decrease of 5.0% for the three months ended September 30, 2021 and an increase of 12.9% for the nine months ended September 30, 2021 in net interest income, an increase of 81.1% and 93.5% in noninterest income for the three and nine months ended September 30, 2021, respectively, and a decrease of $1,500 and $7,400 in provision for loan losses for the three and nine months ended September 30, 2021, respectively.

Tax-equivalent net interest margin decreased to 4.22% from 4.54% for the three months ended September 30, 2021 compared to 2020 and decreased to 4.28% from 4.30% for the nine months ended September 30, 2021 compared to the same periods in 2020. These and other components of earnings are discussed further below.

Selected Financial Data

(Dollar amounts in thousands, except per share amounts)	Three months ended,		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021		September 30, 2020
Selected Statement of Income Data
Total interest income	$33,930	$35,768	$103,407		$94,989
Total interest expense	4,931	5,229	15,821		17,379
Net interest income	28,999	30,539	87,586		77,610
Provision for credit loss	—	1,500	—		7,400
Total noninterest income	10,869	6,002	26,516		13,706
Total noninterest expense	22,381	20,334	64,529		62,196
Net income before income taxes	17,487	14,707	49,573	0	21,720
Income tax expense	3,551	2,800	9,733		3,524
Consolidated net income	13,936	11,907	39,840		18,196
Noncontrolling interest in net loss of subsidiary	(647)	(374)	(1,357)		990
Net income attributable to common shareholders	$13,289	$11,533	$38,483		$19,186
Per Common Share
Basic net income	$0.80	$0.70	$2.31		$1.27
Diluted net income	0.79	0.69	2.29		1.27
Adjusted diluted income (1)	0.87	0.70	2.38		1.62
Book value	21.36	18.46	21.36		18.46
Tangible book value(1)	17.50	14.65	17.50		14.65
Shares Outstanding
Basic weighted average common shares	16,665,155	16,587,274	16,632,587		15,053,087
Diluted weighted average common shares	16,805,157	16,649,673	16,776,972		15,120,703
Common shares outstanding at period end	16,682,928	16,634,572	16,682,928		16,634,572
Selected Balance Sheet Data
Loans, net of unearned income	$2,389,833	$2,357,898	$2,389,833		$2,357,898
Total assets	3,013,559	3,044,512	3,013,559		3,044,512
Customer deposits	2,289,737	2,185,915	2,289,737		2,185,915
Wholesale and institutional deposits	257,968	379,587	257,968		379,587
Total deposits	2,547,705	2,565,502	2,547,705		2,565,502
Total liabilities	2,657,244	2,737,426	2,657,244		2,737,426
Total shareholders' equity	356,315	307,086	356,315		307,086
Total liabilities and shareholders' equity	3,013,559	3,044,512	3,013,559		3,044,512
Selected Balance Sheet Data - Averages
Loans held for investment	$2,360,073	$2,337,958	$2,310,056		$2,085,467
Earning assets(1)	2,818,164	2,771,917	2,826,721		2,500,951
Total assets	3,036,777	2,991,818	3,046,160		2,711,218
Interest-bearing liabilities	2,032,296	2,108,428	2,075,003		1,955,621
Total liabilities	2,685,605	2,692,383	2,706,837		2,434,372
Total shareholders' equity	351,172	299,435	339,323		276,846

(Dollar amounts in thousands, except per share amounts)	Three months ended,		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Selected Performance Ratios
Return on average assets (2)	1.74%	1.53%	1.69%	0.95%
Return on shareholders' equity (2)	15.01%	15.32%	15.16%	9.26%
Return on average tangible common equity (1) (2)	18.40%	19.42%	18.76%	12.04%
Average shareholders' equity to average assets	11.56%	10.01%	11.14%	10.21%
Net interest margin (tax-equivalent basis) (2)	4.22%	4.54%	4.28%	4.30%
Efficiency Ratio (tax-equivalent basis)	54.8%	54.0%	55.1%	66.0%
Bank Segment efficiency ratio (1)	51.7%	50.5%	51.5%	63.2%
Loans held for investment to deposits ratio	93.8%	91.9%	93.8%	91.9%
Interest Rates and Yields (2)
Yield on interest-earning assets	4.91%	5.29%	5.03%	5.23%
Yield on loans held for investment	5.29%	5.73%	5.50%	5.69%
Cost of interest-bearing liabilities	0.96%	0.99%	1.02%	1.19%
Adjust cost of interest-bearing liabilities (1)	0.52%	0.99%	0.69%	1.19%
Cost of funds	0.74%	0.79%	0.79%	0.97%
Adjusted cost of funds (1)	0.40%	0.79%	0.53%	0.97%
Cost of total deposits	0.58%	0.62%	0.64%	0.81%
Adjusted cost of total deposits (1)	0.26%	0.62%	0.40%	0.81%
Preliminary Consolidated Capital Ratios (3)
Tier 1 leverage	10.04%	8.72%	10.04%	8.72%
Common equity tier 1	10.52%	9.77%	10.52%	9.77%
Tier 1 risk-based capital	10.95%	10.25%	10.95%	10.25%
Total risk-based capital	13.92%	13.44%	13.92%	13.44%
Selected Asset Quality Measures
Allowance for loan losses to total loans	0.87%	0.84%	0.87%	0.84%
Allowance for loan losses plus unaccreted purchased loan discounts to total loans (1)	1.38%	1.64%	1.38%	1.64%
Net (recoveries) charge offs	$(3)	$(97)	$(261)	$144
Net (recoveries) charge offs to average loans (2)	—%	(0.02)%	(0.02)%	0.01%
Total nonperforming loans held for investment (HFI)	$5,302	$6,802	$5,302	$6,802
Total nonperforming assets (4)	$10,232	$9,731	$10,232	$9,731
Nonperforming loans HFI to total loans HFI	0.22%	0.29%	0.22%	0.29%
Nonperforming assets to total assets	0.34%	0.32%	0.34%	0.32%
Nonperforming assets to total loans HFI and NPAs	0.43%	0.41%	0.43%	0.41%
(1) Certain measures are considered non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures”.
(2) Data has been annualized.
(3) Current quarter capital ratios are estimated.
(4) Nonperforming assets consist of nonperforming loans held for investment, nonperforming loans held for sale, repossessed assets, and other real estate.

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted net interest margin:
Net interest income	$28,999	$30,539	$87,586	$77,610
Add: tax equivalent interest income	947	1,107	2,987	2,960
Add: swap termination fees	2,290	—	5,149	—
Less: purchase accounting adjustments	(993)	(3,868)	(4,676)	(9,773)
Adjusted net interest income	$31,243	$27,778	$91,046	$70,797
Average earning assets	$2,818,164	$2,771,917	$2,826,721	$2,500,951
Net interest margin-tax equivalent	4.22%	4.54%	4.28%	4.30%
Adjusted net interest margin	4.40%	3.99%	4.31%	3.78%

Adjusted net income (1):
Net income attributable to common shareholders	$13,289	$11,533	$38,483	$19,186
Add: merger related expenses	1,453	77	1,453	6,895
Less: income tax impact of merger related expenses	(48)	(10)	(48)	(1,607)
Adjusted net income	$14,694	$11,600	$39,888	$24,474

Adjusted diluted earnings per share:
Adjusted net income	$14,694	$11,600	$39,888	$24,474
Weighted average shares - diluted	16,805,157	16,649,673	16,776,972	15,120,703
Diluted earnings per share	$0.79	$0.69	$2.29	$1.27
Adjusted diluted earnings per share	$0.87	$0.70	$2.38	$1.62

Adjusted annualized return on average assets:
Adjusted net income	$14,694	$11,600	$39,888	$24,474
Average assets	3,036,777	2,991,818	3,046,160	2,711,218
Annualized return on average assets	1.74%	1.53%	1.69%	0.95%
Adjusted annualized return on average assets	1.92%	1.54%	1.75%	1.21%

Adjusted annualized return on average equity:
Adjusted net income	$14,694	$11,600	$39,888	$24,474
Average total shareholders' equity	351,172	299,435	339,323	276,846
Annualized return on average equity	15.01%	15.32%	15.16%	9.26%
Adjusted annualized return on average equity	16.60%	15.41%	15.72%	11.81%

Adjusted annualized return on average tangible common equity:
Average total shareholders' equity	$351,172	$299,435	$339,323	$276,846
Less: average intangible assets	(64,607)	(63,212)	(65,072)	(64,042)
Average tangible common equity	$286,565	$236,223	$274,251	$212,804
Adjusted net income	14,694	11,600	39,888	24,474
Annualized return on average tangible common equity	18.40%	19.42%	18.76%	12.04%
Adjusted annualized return on average tangible common equity	20.34%	19.54%	19.45%	15.36%

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted pre-tax pre-provision income:
Income before provision for income taxes	$17,487	$14,707	$49,573	$21,720
Add: merger related expenses	1,453	77	1,453	6,895
Add: provision for loan losses	—	1,500	—	7,400
Adjusted pre-tax pre-provision income	$18,940	$16,284	$51,026	$36,015

Tangible common equity to tangible assets:
Tangible common equity:
Total shareholders' equity	$356,315	$307,086	$356,315	$307,086
Less: intangible assets	(64,374)	(63,326)	(64,374)	(63,326)
Tangible common equity	$291,941	$243,760	$291,941	$243,760
Tangible assets:
Total assets	$3,013,559	$3,044,512	$3,013,559	$3,044,512
Less: intangible assets	(64,374)	(63,326)	(64,374)	(63,326)
Tangible assets	$2,949,185	$2,981,186	$2,949,185	$2,981,186
Total shareholders' equity to total assets	11.82%	10.09%	11.82%	10.09%
Tangible common equity to tangible assets	9.90%	8.18%	9.90%	8.18%

Tangible book value per share:
Tangible common equity	$291,941	$243,760	$291,941	$243,760
Total shares of common stock outstanding	16,682,928	16,634,572	16,682,928	16,634,572
Book value per common share	$21.36	$18.46	$21.36	$18.46
Tangible book value per share	$17.50	$14.65	$17.50	$14.65

Allowance for loan losses plus unaccreted loan purchase discounts:
Allowance for loan losses	$20,897	$19,834	$20,897	$19,834
Unaccreted loan purchase discounts	11,993	18,939	11,993	18,939
Allowance for loan losses plus unaccreted loan purchase discounts:	$32,890	$38,773	$32,890	$38,773
Total loans	2,389,833	2,357,898	2,389,833	2,357,898
Allowance for loan losses plus unaccreted purchased loan discounts to total loans	1.38%	1.64%	1.38%	1.64%
Allowance for loan losses to total loans	0.87%	0.84%	0.87%	0.84%

Bank segment adjusted net income:
Bank segment net income	$13,289	$11,533	$38,483	$19,186
Add: merger related expenses	1,453	77	1,453	6,895
Less: income tax impact of merger related expenses	(48)	(10)	(48)	(1,607)
Bank segment adjusted net income	$14,694	$11,600	$39,888	$24,474

Bank segment adjusted noninterest expense:
Bank segment noninterest expense	$18,004	$16,144	$51,034	$51,856
Less: merger related expenses	(1,453)	(77)	(1,453)	(6,895)
Bank segment adjusted noninterest expense	$16,551	$16,067	$49,581	$44,961

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Bank segment adjusted efficiency ratio:
Bank segment adjusted total revenues:
Bank segment net interest income	$28,164	$29,731	$84,737	$75,933
Add: Tax equivalent interest income	947	1,107	2,987	2,960
Add: Bank segment noninterest income	6,651	2,219	14,395	6,102
Less: Gains on sale of securities, OREO, premises and equipment (2)	(2,405)	9	(5,473)	(352)
Add: Swap termination fees (2)	2,290	—	5,149	—
Bank segment adjusted total revenues	$35,647	$33,066	$101,795	$84,643
Bank segment efficiency ratio	51.7%	50.5%	51.5%	63.2%
Bank segment adjusted efficiency ratio	46.4%	48.6%	48.7%	53.1%

Adjusted cost of funds:
Adjusted interest expense:
Interest Expense	$4,931	$5,229	$15,821	$17,379
Less: Swap termination fees	(2,290)	—	(5,149)	—
Adjusted interest expense	$2,641	$5,229	$10,672	$17,379
Average funds	2,649,200	2,644,781	2,668,477	2,394,976
Cost of funds	0.74%	0.79%	0.79%	0.97%
Adjusted cost of funds	0.40%	0.79%	0.53%	0.97%

Adjusted cost of interest-bearing liabilities:
Adjusted interest expense	$2,641	$5,229	$10,672	$17,379
Average interest-bearing liabilities	2,032,296	2,108,428	2,075,003	1,955,621
Cost of interest-bearing liabilities	0.96%	0.99%	1.02%	1.19%
Adjusted cost of interest-bearing liabilities	0.52%	0.99%	0.69%	1.19%

Adjusted cost of deposits:
Adjusted deposit expense:
Deposit expense	$3,942	$4,133	$12,882	$13,799
Less: Swap termination fees	(2,290)	—	(5,149)	—
Adjusted deposit expense	$1,652	$4,133	$7,733	$13,799
Average deposits	2,567,679	2,533,853	2,584,162	2,232,298
Cost of deposits	0.58%	0.62%	0.64%	0.81%
Adjusted cost of deposits	0.26%	0.62%	0.40%	0.81%

(1) The swap termination fees included in the adjusted net interest income calculation in the second and third quarters of 2021 were done so in conjunction with securities sales thereby nullifying the effects on net income. Therefore, we have not adjusted for these transactions as adjusted net income.
(2) Securities sold in the second and third quarters of 2021 were done in conjunction with the swap termination fees. Therefore, we have adjusted for both sides of this transaction.

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

Proposed Merger with United Community Banks, Inc.
On July 14, 2021, United Community Banks, Inc. (NASDAQGS: UCBI) (“United”) and Reliant Bancorp announced the execution of a definitive merger agreement pursuant to which United will acquire Reliant Bancorp in an all-stock transaction with an aggregate value of approximately $517 million, or $30.58 per share of Reliant Bancorp common stock, based on United’s closing stock price of $31.07 per share on July 13, 2021. This agreement is subject to both regulatory and Reliant Bancorp shareholder approval. The transaction is expected to close in the first quarter of 2022.

Coronavirus (COVID-19) Impact

During 2020, the COVID-19 health pandemic created a crisis resulting in volatility in financial markets, sudden, unprecedented job losses, and disruption in consumer and commercial behavior, resulting in governments in the United States and globally to intervene with varying levels of direct monetary support and fiscal stimulus packages. All industries, municipalities and consumers have been impacted by the health crisis to some degree, including the markets that we serve. In attempts to “flatten the curve”, businesses not deemed essential were closed or constrained to capacity limitations, individuals were asked to restrict their movements, observe social distancing and shelter in place. These actions resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, leading to a loss of revenues and a rapid increase in unemployment, widening of credit spreads, dislocation of bond markets, disruption of global supply chains and changes in consumer spending behavior. As certain restrictions began lifting and more businesses were allowed to open their doors in late 2020, we began to experience a slow improvement in commerce through much of our footprint, which continued into the first half of 2021 with further easing of restrictions and increasing availability of vaccinations. Despite the pickup in economic activity, commercial and consumer activity has not returned to pre-pandemic levels. Although most restrictions were lifted and vaccines became widely available during the first half of 2021, during the summer of 2021, concern began building regarding the potential impact the new Delta variant of the virus may have on the global economy and the efficacy of available vaccines to protect against widespread infection. As such, there continues to be uncertainty regarding the long term effects on the global economy, which could have a material adverse impact on the Company's business operations, asset valuations, financial condition, and results of operations.

The Company has taken several actions to offer various forms of support to our customers and communities impacted by the virus. In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet, including increases in liquidity and managing assets and liabilities in order to maintain a strong capital position.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended September 30, 2021, and 2020 (dollars in thousands):

	Three Months Ended September 30,						Change
	2021			2020
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans (2) (3)	$2,360,073	4.96	$28,847	$2,337,958	5.34	$30,640	$289	$(2,173)	$(1,884)
Loan fees	—	0.33	1,970	—	0.38	2,255	(285)	—	(285)
Loans with fees	2,360,073	5.29	30,817	2,337,958	5.73	32,895	4	(2,173)	(2,169)
Mortgage loans held for sale	134,245	3.50	1,184	103,729	3.98	1,037	249	(102)	147
Deposits with banks	45,885	0.39	45	57,909	0.47	68	(13)	(10)	(23)
Investment securities - taxable	106,433	2.93	786	67,569	2.35	399	271	116	387
Investment securities - tax-exempt (4)	154,417	3.10	928	185,058	3.30	1,186	(239)	(88)	(327)
Restricted equity securities and other	17,111	3.94	170	19,694	3.70	183	(26)	13	(13)
Total earning assets	2,818,164	4.91	33,930	2,771,917	5.29	35,768	246	(2,244)	(1,998)
Nonearning assets	218,613			219,901
Total assets	$3,036,777			$2,991,818
Interest bearing liabilities
Interest bearing demand	411,796	0.15	153	272,506	0.34	236	890	(973)	(83)
Savings and money market	980,069	0.18	441	786,589	0.59	1,162	395	(1,116)	(721)
Time deposits - retail	440,390	0.74	825	715,310	0.97	1,744	(568)	(351)	(919)
Time deposits - wholesale	118,520	8.45	2,523	223,095	1.77	991	(217)	1,749	1,532
Total interest-bearing deposits	1,950,775	0.80	3,942	1,997,500	0.82	4,133	499	(690)	(191)
Federal Home Loan Bank advances and other borrowings	10,724	0.33	9	40,567	1.02	104	(49)	(46)	(95)
Subordinated debt	70,797	5.49	980	70,361	5.61	992	5	(17)	(12)
Total borrowed funds	81,521	4.81	989	110,928	3.93	1,096	(45)	(62)	(107)
Total interest-bearing liabilities	2,032,296	0.96	4,931	2,108,428	0.99	5,229	455	(753)	(298)
Net interest spread (5)		3.95	$28,999		4.30	$30,539	$(209)	$(1,491)	$(1,700)
Noninterest bearing deposits	616,904	(0.22)		536,353	(0.20)
Other noninterest bearing liabilities	36,405			47,602
Shareholders' equity	351,172			299,435
Total liabilities and shareholders' equity	$3,036,777			$2,991,818
Cost of funds		0.74			0.79
Net interest margin (6)		4.22			4.54
(1)    Calculated using daily averages.
(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects tax-exempt interest and state tax credits received on low or zero percent interest loans made to construct low income housing of $669 and $760, for the three months ended September 30, 2021 and September 30, 2020, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.
(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

Three months ended September 30, 2021 compared to three months ended September 30, 2020
For the three months ended September 30, 2021, we recorded net interest income on a tax-equivalent basis of approximately $29,946 which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.22% as compared to 4.54% for the three months ended September 30, 2020. This decrease was primarily due to a decrease in loan yields and a $2,290 swap termination fee incurred during the quarter which is reflected in the cost of funds. The adjusted net interest margin, which excludes this fee impact as well as the benefits from purchase accounting accretion, showed continued improvement as it increased 41 basis points from the prior year to 4.40%. Net income and earnings per share during the quarter were not materially affected by this termination fee as securities were sold for a gain of $2,419 to offset the swap termination transaction.

The components of our loan yield, a key driver to our NIM for the three months ended September 30, 2021, and September 30, 2020, were as follows:

	Three months ended September 30,
	2021		2020
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rate on loans held for investment (1)	$27,862	4.68%	$27,760	4.73%
Origination and other fee income (2)	1,970	0.33%	2,255	0.38%
Accretion on purchased loans	985	0.17%	2,880	0.49%
Loan tax credits	669	0.11%	760	0.13%
Tax-equivalent loan interest income	$31,486	5.29%	$33,655	5.73%
(1)    Includes $19 and $210 in loan contractual interest related to PPP loans for the three months ended September 30, 2021 and September 30, 2020, respectively.
(2)    Includes $176 and $455 in PPP related fees for the three months ended September 30, 2021 and September 30, 2020, respectively.

Our combined loan and loan fee yield decreased from 5.11% to 5.01% for the three months ended September 30, 2021 compared to the same period in 2020 as purchase accounting accretion decreased during the quarter. Our year-over-year quarterly average loan volume increased by approximately 0.9% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and when PPP loans are excluded, average loan volume increased by 1.6%.

Accretion on purchased loans contributed 17 basis points to the NIM for three months ended September 30, 2021 compared to the 49 basis points contributed in the comparable period in 2020, and $12.0 million of purchase accounting accretion remained as of September 30, 2021. Contractual interest and origination fees on PPP loans contributed 1 basis point to the NIM for the three months ended September 30, 2021 as fees are recognized upon forgiveness compared to decreasing NIM by 6 basis points in the comparable period in 2020 due to the low comparative loan yield driven by the increased PPP loan volume in 2020. We anticipate recognizing $11 in deferred origination fees over the remaining life of the PPP loan portfolio.

Our cost of funds decreased to 0.74% from 0.79% for the three months ended September 30, 2021 compared to the same period in 2020. Cost of funds excluding the swap termination fee decreased 39 basis points as rates continue to decline and our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. Average retail time deposits decreased 38.4% year-over-year compared to the increase in average total deposits of 1.3%. In addition to the 4 basis point increase in cost of deposits, or 36 basis point decrease when excluding swap termination fees, cost of funds benefited from a decrease in the cost of FHLB advances of 69 basis points as the average balance decreased 73.6% as a result of the prepayments in the fourth quarter of 2020.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the nine months ended September 30, 2021, and 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Change
	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Average Balances (1)	Rates / Yields (%)	Interest Income / Expense	Due to Volume	Due to Rate	Total
Interest earning assets
Loans (2) (3)	$2,310,056	5.07	$85,675	$2,085,467	5.38	$82,105	$10,835	$(7,133)	$3,702
Loan fees	—	0.42	7,314	—	0.31	4,882	2,432	—	2,432
Loans with fees	2,310,056	5.50	92,989	2,085,467	5.69	86,987	13,267	(7,133)	6,134
Mortgage loans held for sale	178,817	3.23	4,322	79,000	4.08	2,412	2,793	(883)	1,910
Deposits with banks	55,422	0.36	149	55,856	0.58	242	(2)	(91)	(93)
Investment securities - taxable	81,917	3.36	2,059	69,490	1.88	978	200	881	1,081
Investment securities - tax-exempt (4)	183,094	3.18	3,369	191,814	3.46	3,874	(220)	(390)	(610)
Restricted equity securities and other	17,415	3.98	519	19,324	3.43	496	(72)	95	23
Total earning assets	2,826,721	5.03	103,407	2,500,951	5.23	94,989	15,966	(7,521)	8,445
Nonearning assets	219,439			210,267
Total assets	$3,046,160			$2,711,218
Interest bearing liabilities
Interest bearing demand	400,667	0.21	641	246,042	0.30	554	358	(271)	87
Savings and money market	951,486	0.27	1,927	659,673	0.74	3,668	1,831	(3,572)	(1,741)
Time deposits - retail	459,272	0.95	3,271	669,119	1.29	6,457	(1,731)	(1,455)	(3,186)
Time deposits - wholesale	179,263	5.25	7,043	218,109	1.91	3,120	(984)	4,907	3,923
Total interest-bearing deposits	1,990,688	0.87	12,882	1,792,943	1.03	13,799	(526)	(391)	(917)
Federal Home Loan Bank advances and other borrowings	13,603	0.26	26	92,223	0.89	613	(321)	(266)	(587)
Subordinated debt	70,712	5.51	2,913	70,455	5.63	2,967	16	(70)	(54)
Total borrowed funds	84,315	4.66	2,939	162,678	2.94	3,580	(305)	(336)	(641)
Total interest-bearing liabilities	2,075,003	1.02	15,821	1,955,621	1.19	17,379	(831)	(727)	(1,558)
Net interest spread (5)		4.01	$87,586		4.04	$77,610	$16,797	$(6,794)	$10,003
Noninterest bearing deposits	593,474	(0.23)		439,355	(0.22)
Other noninterest bearing liabilities	38,360			39,396
Shareholders' equity	339,323			276,846
Total liabilities and shareholders' equity	$3,046,160			$2,711,218
Cost of funds		0.79			0.97
Net interest margin (6)		4.28			4.30
(1)    Calculated using daily averages.
(2)    Average loan balances include nonaccrual loans.
(3)    Yields on loans reflects tax-exempt interest and state tax credits received on low or zero percent interest loans made to construct low income housing of $1,997 and $1,865, for the nine months ended September 30, 2021 and September 30, 2020, respectively.
(4)     Yields on tax-exempt securities are shown on a tax-equivalent basis.
(5)    Net interest spread is calculated as the yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.
(6)    Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

For the nine months ended September 30, 2021, we recorded net interest income on a tax-equivalent basis of approximately $90,573 which resulted in a net interest margin (net interest income divided by the average balance of interest-earning assets) of 4.28% compared to 4.30% for the nine months ended September 30, 2020. This decrease was primarily driven by a decrease in loan yields and a $5,149 swap termination fee incurred during 2021 which is reflected in the cost of funds. The adjusted net interest margin, which excludes this fee impact as well as the benefits from purchase accounting accretion, showed continued improvement as it increased 53 basis points from the prior year to 4.31%. Net income and earnings per share during the year were not materially affected by this termination fee as securities were sold for a gain of $5,514 to offset the swap termination transaction.

The components of our loan yield, a key driver to our NIM for the nine months ended September 30, 2021, and September 30, 2020, were as follows:

	Nine months ended September 30,
	2021		2020
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Interest rate on loans held for investment (1)	$81,059	4.69%	$74,463	4.77%
Origination and other fee income (2)	7,314	0.42%	4,882	0.31%
Accretion on purchased loans	4,616	0.27%	7,642	0.49%
Loan tax credits	1,997	0.12%	1,865	0.12%
Tax-equivalent loan interest income	$94,986	5.50%	$88,852	5.69%
(1)    Includes $216 and $358 in loan contractual interest related to PPP loans for the nine months ended September 30, 2021 and September 30, 2020, respectively.
(2)    Includes $1,808 and $739 in PPP related fees for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Our combined loan and loan fee yield increased from 5.08% to 5.11% for the nine months ended September 30, 2021 compared to the same period in 2020. The effects of the declining interest rate environment were offset by the realization of additional interest income related to the FABK acquisition which occurred on April 1, 2020. Our year-over-year average loan volume increased by approximately 10.8% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 and was largely driven by the FABK Transaction.

Accretion on purchased loans contributed 27 basis points to the NIM for the nine months ended September 30, 2021 compared to the 49 basis points contributed in the comparable period in 2020. Contractual interest and origination fees on PPP loans contributed 5 basis points to the NIM for the nine months ended September 30, 2021 as fees are recognized upon forgiveness as compared to decreasing NIM by 6 basis points in the comparable period in 2020 due to the increased PPP loan volume in 2020 compared to the loan yield in 2020.

Our cost of funds decreased to 0.79% from 0.97% for the nine months ended September 30, 2021 compared to the same period in 2020 as rates continue to decline and our team continues to focus on reducing more costly time deposits and retaining lower cost customer deposits. When excluding the swap termination fees incurred in the second and third quarters of 2021, cost of funds decreased 44 basis points to 0.53%. Average retail time deposits decreased 31.4% year-over-year compared to the increase in average total deposits of 15.8%. In addition to the 17 basis point decrease in cost of deposits, or 41 basis points adjusted for swap termination fees, cost of funds benefited from a decrease in the cost of FHLB advances of 63 basis points as the average balance decreased 85.2% as a result of the prepayments in the fourth quarter of 2020.

Provision for Loan Losses

We did not record a provision for loan losses for the three and nine months ended September 30, 2021 compared to $1,500 and $7,400 recorded in the three and nine months ended September 30, 2020, respectively. The provision expense for the three and nine months ended September 30, 2020 can be primarily attributed to the expected downturn in the economy due to COVID-19 as well as the growth in the loan portfolio, whereas economic outlooks have improved in 2021, in part due to the federal stimulus programs and vaccine rollouts.

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

Noninterest Income
Our noninterest income is composed of several components, some of which vary significantly between periods. The following is a summary of our noninterest income for the three and nine months ended September 30, 2021, and 2020 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Non-Interest Income
Service charges and fees on deposits	$1,678	$1,583	6.0%	$4,895	$4,172	17.3%
Gains on mortgage loans sold, net	4,218	3,784	11.5%	12,124	7,605	59.4%
Gain on securities transactions, net	2,419	—	100.0%	5,514	327	1586.2%
Bank-owned life insurance	2,181	386	465.0%	3,172	1,073	195.6%
Brokerage revenue	79	65	21.5%	232	142	63.4%
Miscellaneous noninterest income	294	184	59.8%	579	387	49.6%
Total noninterest income	$10,869	$6,002	81.1%	$26,516	$13,706	93.5%

The most significant reasons for the changes in total noninterest income during the three and nine months ended September 30, 2021 compared to the same periods in 2020 are the fluctuation in gains on mortgage loans sold, net as well as the increase in service charges, gain on securities transactions, and income from bank-owned life insurance.

Service charges on deposit accounts generally reflect customer growth trends but also are impacted by changes in our fee pricing structure to help attract and retain customers. The increase in service charges and fees was driven primarily by the incremental increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. All of these loan sales transfer servicing rights to the buyer. The mortgage banking business is directly impacted by the interest rate environment, increased regulations, consumer demand, and economic conditions. Mortgage production, especially refinance activity, typically rises in declining interest rate environments. Mortgage loans originated or purchased through correspondents for resale totaled $105,750 and $699,551 in the three and nine months ended September 30, 2021, respectively, as compared to $143,375 and $327,521 in the same periods in 2020 as a result of the productive market conditions produced by the low interest rate environment.

Securities gains and losses often fluctuate from period to period and can sometimes be attributable to various balance sheet risk strategies. During the nine months ended September 30, 2021, the Company sold securities totaling $58,855 with a gain of $5,514. Of this gain, $2,966 and $2,419 was realized to offset the effects of the swap termination fees incurred in the second quarter and third quarters, respectively. During the nine months ended September 30, 2020, the Company sold securities classified as available for sale, many of which were acquired in the TCB Holdings transaction, totaling $103,901 for a gain of $327.

Noninterest income also includes income from bank-owned life insurance (“BOLI”), which increased during the three and nine months ended September 30, 2021 when compared to the the same period in 2020, driven by the additional policies acquired from the FABK and TCB Holdings transactions, additional policies purchased in 2020, and proceeds from death benefit claims in the third quarter of 2021. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Noninterest Expense

The following is a summary of our noninterest expense for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Non-Interest Expense
Salaries and employee benefits	$12,426	$12,184	2.0%	$38,571	$33,885	13.8%
Occupancy	2,038	2,054	(0.8)%	6,045	5,566	8.6%
Data processing and software	2,265	2,240	1.1%	6,756	6,085	11.0%
Professional fees	526	775	(32.1)%	2,127	1,933	10.0%
Regulatory fees	328	365	(10.1)%	1,032	1,356	(23.9)%
Merger expenses	1,453	77	1787.0%	1,453	6,895	(78.9)%
Other operating expense	3,345	2,639	26.8%	8,545	6,476	31.9%
Total noninterest expense	$22,381	$20,334	10.1%	$64,529	$62,196	3.8%

Noninterest expense increased during the three months ended September 30, 2021 when compared to September 30, 2020 which is primarily driven by the merger expenses incurred in 2021 and the incremental costs incurred following the TCB Holdings and FABK transactions. Noninterest expense increased during the nine months ended September 30, 2021 when compared to September 30, 2020 which is primarily driven by the incremental costs incurred following the TCB Holdings and FABK transactions offset by the merger expenses incurred in 2020.

The 2.0% and 13.8% increase in salaries and employee benefits during the three and nine months ended September 30, 2021, respectively, when compared to September 30, 2020 is primarily attributable to the increase in employees from the FABK transaction as well as our year-over-year growth. While staffing levels have normalized, we experienced an overall decrease in average FTEs from 422 for the three months ended September 30, 2020 to 415 for the three months ended September 30, 2021, and an increase from 364 for the nine months ended September 30, 2020 to 419 for the nine months ended September 30, 2021.

Occupancy costs decreased by $16 or 0.8% during the three months ended September 30, 2021 and increased $479, or 8.6% during the nine months ended September 30, 2021 compared to the same periods in 2020 as the FABK Transaction and the expansion of RMV increased costs in 2020 and is offset by the branch justification project that has resulted in the closure of three branches in 2021.

Data processing and software expense increased during the three and nine months ended September 30, 2020 to September 30, 2021 and is mainly attributable to an increased volume of accounts and transactions services as well as continued investments in information technology infrastructure. Both the volume and location increases are primarily due to the FABK Transaction and the expansion of RMV.

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

Our efficiency ratio of our banking segment was 51.7% and 51.5% for the three and nine months ended September 30, 2021, respectively, compared to 50.5% and 63.2% for the same periods in 2020. Our adjusted efficiency ratio, on a tax-equivalent basis, was 46.4% and 48.7% for the three and nine months ended September 30, 2021, respectively, compared to 48.6% and 53.1% for the same periods in 2020. See “Reconciliation of Non-GAAP Financial Measures” in this Quarterly Report for the reconciliation of the adjusted efficiency ratio.

Income Taxes
During the three and nine months ended September 30, 2021 we recorded consolidated income tax expense of $3,551 and $9,733, respectively, as compared to $2,800 and $3,524 for the same periods in 2020. This represents consolidated effective tax rates for the three and nine month ended September 30, 2021 of 20.3% and 19.6%, respectively, compared to 19.0% and 16.2% for the same periods in 2020. When evaluating the bank segment alone, this ratio was 21.0% and 20.0% for the three and nine months ended September 30, 2021, respectively, as compared to 19.4% and 15.8% for the same period in 2020.

Non-controlling Interest in Operating Results of Subsidiary

Our non-controlling interest in operating results of subsidiary is solely attributable to the RMV minority interest. The Bank has a 51% voting interest in this venture, but under the terms of the related operating agreement, the non-controlling member receives 70% of the cash flow distributions of RMV and the Bank receives 30% of any cash flow distributions, after the non-controlling member recovers its aggregate capital contributions. The non-controlling member is required to fund RMV's losses, in arrears, via additional capital contributions. RMV had a net income of $647 and $1,357 for the three and nine months ended September 30, 2021, respectively, compared to net income of $374 and loss of $990 for the same periods in 2020. The improvements in operating results is mainly attributable to the productive market conditions produced by the low interest rate environment. Also, see Note 9 to our consolidated financial statements for segment reporting.

FINANCIAL CONDITION

Overview

The Company’s total assets were $3,013,559 at September 30, 2021 and $3,026,535 at December 31, 2020, a decrease of 0.4%. Total liabilities were $2,657,244 at September 30, 2021 and $2,704,562 at December 31, 2020, a decrease of 1.7%. The decrease in liabilities was substantially attributable to the decrease in deposits of $31,530, or 1.2% and the decrease in assets was largely attributable to the decrease in mortgage loans held for sale of $84,981, or 57.6%. These and other components of our consolidated balance sheets are discussed further below.

Loans

Lending-related income is the largest component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. The competition for quality loans in our markets has remained strong. Our goal is to steadily grow our loan portfolio, focusing on quality. This is not always possible for various reasons, including but not limited to scheduled maturities or early payoffs exceeding new loan volume, as well as economic conditions. Early payoffs typically increase in falling rate environments as customers identify advantageous opportunities for refinancing. We have been adding experienced lending officers to our staff to help with loan growth. Total loans, net of allowance for loan losses, at September 30, 2021, and December 31, 2020, were $2,368,936 and $2,280,147, respectively, representing an increase of 3.9%, or 6.9% when PPP loans are excluded.

The table below provides a summary of the loan portfolio composition for the dates noted (including purchased credit-impaired ("PCI") loans).

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, Industrial and Agricultural	$450,710	18.8%	$459,739	19.9%
Real estate:
1-4 Family Residential	310,855	13.0%	323,473	14.0%
1-4 Family HELOC	100,895	4.2%	100,525	4.4%
Multifamily and Commercial	873,265	36.6%	834,000	36.2%
Construction, Land Development and Farmland	417,258	17.4%	365,058	15.8%
Consumer	234,734	9.8%	213,863	9.3%
Other	5,298	0.2%	8,669	0.4%
	2,393,015	100.0%	2,305,327	100.0%
Less:
Deferred loan fees	3,182		4,544
Allowance for loan losses	20,897		20,636
Loans, net	$2,368,936		$2,280,147

The table below provides a summary of PCI loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Commercial, Industrial and Agricultural	$782	$919
Real estate:
1-4 Family Residential	868	1,004
1-4 Family HELOC	19	19
Multifamily and Commercial	1,175	1,325
Construction, Land Development and Farmland	935	992
Consumer	1,426	1,924
Total gross PCI loans	5,205	6,183
Less:
Remaining purchase discount	2,458	2,596
Allowance for loan losses	—	—
Loans, net	$2,747	$3,587

Commercial, industrial and agricultural loans above consist solely of loans made to U.S.-domiciled customers. These include loans for use in normal business operations to finance working capital needs, equipment purchases, or other expansionary projects. Commercial, industrial, and agricultural loans were $450,710 at September 30, 2021 and decreased by 2.0% compared to $459,739 at December 31, 2020 which was largely driven by PPP loan forgiveness.

Real estate loans comprised 71.2% of the loan portfolio at September 30, 2021. Residential loans included in this category consist mainly of closed-end loans secured by first and second liens that are not held for sale and revolving, open-end loans secured by 1-4 family residential properties extended under home equity lines of credit. The Company decreased the residential portfolio 2.9% from December 31, 2020 to September 30, 2021. Multi-family and commercial loans included in the real estate category above include (in typical order of prominence) loans secured by non-owner-occupied commercial real estate properties, and loans secured by multi-family residential properties. Multi-family and commercial real estate loans were $873,265 at September 30, 2021 and increased 4.7% compared to the $834,000 held as of December 31, 2020. Real estate construction loans consist of 1-4 family residential construction loans, other construction loans, land loans, and loans secured by farmland. Construction lending has continued to increase based on a strong local market demand.

Consumer loans mainly consist of loans to individuals for household, family, and other personal expenditures under revolving credit plans, credit cards, and automobile and other consumer loans. Our consumer loans experienced an increase from

December 31, 2020, to September 30, 2021, of 9.8% primarily due to the $25,062 increase in loans to finance manufactured homes that are not secured by real estate.

Other loans consist mainly of loans to states and political subdivisions and loans to other depository institutions and experienced a decrease of 38.9% from December 31, 2020 to September 30, 2021 due to loan payments.

The repayment of loans is a source of additional liquidity. The following table sets forth the loans repricing or maturing within specific intervals at September 30, 2021, excluding unearned net fees and costs.

	One Year or Less	One to Five Years	Over Five Years	Total
Gross loans	$566,044	$1,290,581	$536,390	$2,393,015
Fixed interest rate				$1,213,415
Variable interest rate				1,179,600
Total				$2,393,015

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

Allowance for Loan Losses

At September 30, 2021, the allowance for loan losses was $20,897 compared to $20,636 at December 31, 2020. The allowance for loan losses as a percentage of total loans was 0.87% at September 30, 2021 compared to 0.90% at December 31, 2020.

The following table sets forth the activity in the allowance for loan losses for the periods presented.
Analysis of Changes in Allowance for Loan Losses

	September 30, 2021	September 30, 2020
Beginning Balance, January 1, 2021 and 2020, respectively	$20,636	$12,578
Loans charged off:
Commercial, Industrial and Agricultural	(35)	(507)
Real estate:
1-4 Family Residential	(63)	(68)
1-4 Family HELOC	—	(98)
Multifamily and Commercial	—	—
Construction, Land Development and Farmland	—	(114)
Consumer	(604)	(355)
Other	—	—
Total loans charged off	(702)	(1,142)
Recoveries on loans previously charged off:
Commercial, Industrial and Agricultural	315	126
Real estate:
1-4 Family Residential	154	769
1-4 Family HELOC	7	15
Multifamily and Commercial	257	20
Construction, Land Development and Farmland	92	8
Consumer	138	60
Other	—	—
Total loan recoveries	963	998
Net recoveries (charge-offs)	261	(144)
Provision for loan losses	—	7,400
Total allowance for loan losses at end of period	$20,897	$19,834
Allowance for loan losses to total loans, net	0.87%	0.84%
Net (recoveries) charge-offs to average loans outstanding	(0.02)%	0.01%

While no portion of the allowance for loan losses is in any way restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2021			December 31, 2020
	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans	Amount	% of Allowance to Allowance	% of Loan Type to Total Loans
Commercial, Industrial and Agricultural	$6,987	33.4%	18.8%	$5,441	26.4%	19.9%
Real estate:
1-4 Family Residential	1,297	6.2%	13.0%	2,445	11.8%	14.0%
1-4 Family HELOC	610	2.9%	4.2%	1,416	6.9%	4.4%
Multifamily and Commercial	8,606	41.2%	36.6%	8,535	41.4%	36.2%
Construction, Land Development and Farmland	2,090	10.0%	17.4%	1,841	8.9%	15.8%
Consumer	1,296	6.2%	9.8%	928	4.5%	9.3%
Other	11	0.1%	0.2%	30	0.1%	0.4%
	$20,897	100.0%	100.0%	$20,636	100.0%	100.0%

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

The following table provides information with respect to the Company’s nonperforming assets.

	September 30, 2021	December 31, 2020
Total nonperforming loans	$5,302	$5,987
Foreclosed real estate ("OREO")	3,088	1,246
Repossessed collateral	865	1,424
Mortgage Loans HFS	977	630
Total nonperforming assets	$10,232	$9,287
Total nonperforming loans HFI as a percentage of total loans HFI	0.22%	0.26%
Total nonperforming assets as a percentage of total assets	0.34%	0.31%
Allowance for loan losses as a percentage of nonperforming loans HFI	394.13%	344.68%
Troubled Debt Restructurings ("TDRs")	$2,903	$4,236
TDRs as a percentage of total loans	0.12%	0.18%

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

Securities totaled $254,416 at September 30, 2021, in comparison to the $256,653 in securities balances at December 31, 2020. This decrease can largely be attributed to the Company's sale of securities to offset swap termination fees during the second and third quarters of 2021. Activity during the nine months ended September 30, 2021 includes the sale of $58,855 of securities as well as $8,730 of principal paydowns, calls, and maturities.

Restricted equity securities totaled $15,770 and $16,551 at September 30, 2021, and December 31, 2020, respectively, and consist of FRB and FHLB stock.

The following table shows the Company’s investments’ amortized cost and fair value, aggregated by investment category, for the periods presented:

	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Treasury and other U.S. government agencies	$218	218	0.09%	$47	48	0.02%
State and municipal bonds	161,733	170,971	67.19%	184,102	200,988	78.31%
Corporate bonds	27,000	28,152	11.07%	23,750	24,113	9.40%
Mortgage-backed securities	52,736	52,823	20.76%	28,084	28,442	11.08%
Asset-backed securities	2,270	2,252	0.89%	3,083	3,062	1.19%
Total	$243,957	254,416	100.00%	$239,066	256,653	100.00%

The table below summarizes the contractual maturities of securities at September 30, 2021:

	Amortized Cost	Estimated Fair Value
Due within one year	$218	$218
Due in one to five years	2,085	2,120
Due in five to ten years	31,473	33,239
Due after ten years	155,175	163,764
Mortgage-backed securities	52,736	52,823
Asset-backed securities	2,270	2,252
Total	$243,957	$254,416

Premises and Equipment

Premises and equipment, net, totaled $27,519 at September 30, 2021 compared to $31,462 at December 31, 2020, a net decrease of $3,943, or 12.5%. Premises and equipment purchases amounted to approximately $297 during the nine months ended September 30, 2021 and were mainly incurred for additional leasehold improvements and equipment for our branches and mortgage locations while depreciation expense amounted to $2,127. Retired bank facilities of $1,988 were transferred to other real estate owned during 2021.

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

At September 30, 2021, total deposits were $2,547,705, a decrease of $31,530, or 1.2%, compared to $2,579,235 at December 31, 2020. During the nine months ended September 30, 2021, noninterest bearing demand deposits increased by $51,309, interest-bearing demand deposits increased by $60,531, savings and money market deposits increased by $132,467, and time deposits decreased by $275,837. Our team continues to focus on retaining low cost customer deposits and has utilized cash flow from mortgage loan sales in order to decrease higher cost time deposits.

The following table sets forth the distribution by type of our deposit accounts as well as year-to-date average rates for the dates indicated:

	September 30, 2021			December 31, 2020
	Ending Balance	% of Total Deposits	Average Rate	Ending Balance	% of Total Deposits	Average Rate
Noninterest-bearing demand	$626,598	24.6%	—%	$575,289	22.3%	—%
Interest bearing demand	410,923	16.1%	0.21%	$350,392	13.6%	0.30%
Savings and money market	989,677	38.9%	0.27%	$857,210	33.2%	0.67%
Time deposits - retail	433,442	17.0%	0.95%	527,985	20.5%	1.19%
Time deposits - wholesale	87,065	3.4%	5.25%	268,359	10.4%	1.77%
Total deposits	$2,547,705	100.00%	0.64%	$2,579,235	100.00%	0.73%

Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid and rate analysis tables included in this management's discussion and analysis under the subheading "Results of Operations" discussion.

The following table shows maturity or repricing of time deposits of $250 or more by category based on time remaining until maturity at September 30, 2021:

September 30, 2021
Twelve months or less	$137,387
Over twelve months through three years	23,245
Over three years	2,420
Total	$163,052

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

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Estimated Change in Net Interest Income and Policy of Maximum Percentage Decline in Net Interest Income
	Next 12		Next 24
	Months		Months
	Estimate	Policy	Estimate	Policy
-200 bp	(3.0)%	(15)%	(6.7)%	(15)%
-100 bp	(2.0)%	(10)%	(4.9)%	(10)%
+100 bp	1.5%	(10)%	3.8%	(10)%
+200 bp	3.6%	(15)%	7.6%	(15)%
+300 bp	6.0%	(20)%	11.7%	(20)%
+400 bp	8.4%	(25)%	15.9%	(25)%

We were in compliance with our earnings simulation model policies as of September 30, 2021, indicating what we believe to be a fairly neutral interest-rate risk profile.

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

At September 30, 2021, our model results indicated that we were within these policy limits.

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

The Company has established a line of credit with the FHLB, which is secured by a blanket pledge of 1-4 family residential mortgages, multi-family residential, commercial real estate, and home equity loans, and available-for-sale securities. At September 30, 2021, FHLB advances totaled $0 compared to $10,000 as of December 31, 2020.

The Company has outstanding $23,000 of subordinated debentures associated with trust preferred securities issued by trusts that are affiliates of Reliant Bancorp, $10,000 of which is owned by a wholly-owned subsidiary of Reliant Bancorp. Reliant Bancorp has timely made its scheduled interest payments on these subordinated debentures since assumed in the first quarter of 2018. As of September 30, 2021, Reliant Bancorp was current on all interest payments due related to its subordinated debentures. Reliant Bancorp has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that Reliant Bancorp cannot pay any dividends on its common stock or preferred stock.

On December 13, 2019, Reliant Bancorp issued and sold $60,000 in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Subordinated Notes”). The Subordinated Notes bear interest at an initial rate of 5.125%, payable semi-annually until December 15, 2024, at which time the Subordinated Notes will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero), plus a spread of 376.5 basis points. If the three-month SOFR rises during the floating interest period, the cost of the Subordinated Notes will increase, thereby negatively affecting our net income.

Capital

Shareholders’ equity was $356,315 at September 30, 2021, an increase of $34,342, or 10.7%, from $321,973 at December 31, 2020, mainly due to net income and other comprehensive income of $523. This increase was primarily offset by dividends declared of $6,058. Contributions from the noncontrolling interest of $1,357 were recognized in the nine months ended September 30, 2021. The increase in shareholders' equity mitigated by the growth in the Bank's average assets led to an increase in the Bank’s September 30, 2021 Tier 1 leverage ratio to 11.76% compared with 10.64% at December 31, 2020. See other ratios discussed further below. Additionally, the subordinated debentures qualified as Tier 1 and Total risk-based capital for the Company due to asset size at the time of issuance.

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

Prompt corrective action regulations provide five bank capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since these notifications that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2021 and December 31, 2020 for Reliant Bancorp and the Bank.

	Actual Regulatory Capital		Minimum Required Capital Including Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Company
Tier I leverage	$297,367	10.04%	$118,473	4.00%	$148,091	5.00%
Common equity Tier 1	285,537	10.52%	189,996	7.00%	176,425	6.50%
Tier I risk-based capital	297,367	10.95%	230,833	8.50%	217,254	8.00%
Total risk-based capital	377,977	13.92%	285,112	10.50%	271,535	10.00%
Bank
Tier I leverage	$347,450	11.76%	$118,185	4.00%	$147,732	5.00%
Common equity Tier 1	347,450	14.10%	172,493	7.00%	160,172	6.50%
Tier I risk-based capital	347,450	14.10%	209,456	8.50%	197,135	8.00%
Total risk-based capital	369,072	14.98%	258,695	10.50%	246,377	10.00%

December 31, 2020
Company
Tier I leverage	$262,282	8.91%	$117,747	4.00%	$147,184	5.00%
Common equity Tier 1	250,513	10.22%	171,584	7.00%	159,328	6.50%
Tier I risk-based capital	262,282	10.70%	208,355	8.50%	196,099	8.00%
Total risk-based capital	342,246	13.96%	257,420	10.50%	245,162	10.00%
Bank
Tier I leverage	$313,633	10.64%	$117,907	4.00%	$147,384	5.00%
Common equity Tier 1	313,633	12.83%	171,117	7.00%	158,894	6.50%
Tier I risk-based capital	313,633	12.83%	207,785	8.50%	195,562	8.00%
Total risk-based capital	334,919	13.71%	256,503	10.50%	244,288	10.00%
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

Off-Balance Sheet Lending Arrangements

Off-balance sheet arrangements generally consist of unused lines of credit and standby letters of credit. Such commitments of the Company were as follows at September 30, 2021:

September 30, 2021
Unused lines of credit	$638,112
Standby letters of credit	30,633
Total commitments	$668,745

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding shares of our common stock repurchased by Reliant Bancorp during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1, 2021 to July 31, 2021	7,746	$28.21	—	$10,000
August 1, 2021 to August 31, 2021	134	$29.91	—	$10,000
September 1, 2021 to September 30, 2021	—	$—	—	$10,000
Total	7,880	$28.24	—	$10,000
(1)During the quarter ended September 30, 2021, 30,410 shares of restricted stock previously awarded to certain of the participants in our stock plans vested. We withheld 7,880 shares to satisfy tax withholding requirements associated with the vesting of these shares of restricted stock.

(2)On January 26, 2021, Reliant Bancorp's board of directors authorized a stock repurchase plan allowing Reliant Bancorp to repurchase up to $10 million of outstanding Reliant Bancorp Common Stock (the "Repurchase Plan"). As of September 30, 2021, Reliant Bancorp had not repurchased any shares of Reliant Bancorp Common Stock under the Repurchase Plan. The Repurchase Plan does not obligate Reliant Bancorp to repurchase any dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. The Repurchase Plan is effective through December 31, 2021 but was suspended in August 2021.

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

RELIANT BANCORP, INC.

November 5, 2021	/s/ DeVan D. Ard, Jr.
DeVan D. Ard, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	/s/ Jerry Cooksey
Jerry Cooksey
Chief Financial Officer
(Principal Financial Officer)